Form 10-Q
period 1999-06-30
ESC MEDICAL SYSTEMS LTD
filed 1999-08-13
CIK 1004945

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended June 30, 1999


            [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to _____

                          Commission File Number 0-13012

                             ESC MEDICAL SYSTEMS LTD.
              (Exact name of registrant as specified in its charter)


                      Israel                            N.A.
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)


              P.O. Box 240, Yokneam, Israel               20692
         (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code: 972-4-959-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

        The number of shares outstanding of the registrant's common stock as of June 30, 1999 was 27,554,584 Ordinary Shares, NIS 0.10 par value per share.

                             ESC MEDICAL SYSTEMS LTD.

                                     FORM 10-Q

                        For the Quarter Ended June 30, 1999


                                       INDEX


PART I.        FINANCIAL INFORMATION

      ITEM 1.   Financial Statements

             1)  Consolidated Balance Sheets

             2)  Consolidated Statements of Operations

             3)  Consolidated Statements of Cash Flows

             4)  Notes to Condensed Interim Consolidated
                 Financial Statements

      ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations

      ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk

PART II.       OTHER INFORMATION

      ITEM 1.   Legal Proceedings

      ITEM 4.   Submission of Matters to a Vote of Security Holders

      ITEM 6.   Exhibits and Reports on Form 8-K



PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                          ESC MEDICAL SYSTEMS LTD.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share data)


                                                                   June 30,      December 31,
                                                                     1999            1998
                                                                 (unaudited)      (audited)
                                                               ---------------- ---------------
CURRENT ASSETS
  Cash and cash equivalents                                         $29,913         $42,950
  Short-term investments                                             32,320          46,867
  Trade receivables (net of allowances of $ 13,574 in 1999
    and $ 10,480 in 1998)                                            60,727          78,392
  Prepaid expenses and other receivables                              8,736          12,824
  Inventories                                                        47,147          61,200
                                                                   --------         -------
                                                                    178,843         242,233
LONG-TERM INVESTMENTS
  Bank deposits and securities                                       37,901          41,350
  Investments in companies                                            6,333           5,469

FIXED ASSETS                                                         11,959          13,877

OTHER ASSETS                                                         17,721          24,737
                                                                   --------         -------
     TOTAL ASSETS                                                  $252,757        $327,666
                                                                   ========         =======
CURRENT LIABILITIES
  Short-term debt and current maturities of long-term loans          $1,763          $3,533
  Accounts payable and accrued expenses                              53,885          52,319
                                                                   --------         -------
                                                                     55,648          55,852
LONG TERM LIABILITIES
  Loans from banks                                                       50              61
  Accrued severance pay                                               1,192           1,245
  Convertible subordinated notes                                    108,104         115,000
                                                                   --------         -------
                                                                    109,346         116,306
                                                                   --------         -------

TOTAL LIABILITIES                                                   164,994         172,158
                                                                   --------         -------

SHAREHOLDERS' EQUITY
  Ordinary shares of NIS 0.10 par value: Authorized -
    50,000,000 shares; Issued and outstanding - 27,554,584
    shares as of June 30, 1999 and 27,314,605 shares as of
    December 31, 1998                                                   562             553
  Paid-in capital                                                   135,948         135,756
  Capital reserve                                                     1,525               -
  Retained earnings (accumulated deficit)                           (38,652)         26,813
  Treasury shares, at cost (1999 - 1,644,443 shares;
  1998 -1,054,813 shares)                                           (11,620)         (7,614)
                                                                   --------         -------
  TOTAL SHAREHOLDERS' EQUITY                                         87,763         155,508
                                                                   --------         -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $252,757        $327,666
                                                                   ========         =======

The accompanying notes are integral part of these financial statements.



                          ESC MEDICAL SYSTEMS LTD.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)


                                    For the three             For the six
                                    months ended              months ended
                                      June 30                   June 30
                                    ------------              ------------

                                   1999        1998         1999        1998
                                --------    --------     --------    --------
NET SALES                        $40,427     $63,614      $71,719    $123,153

COST OF SALES                     22,472      21,729       52,562      42,356
                                --------    --------     --------    --------
Gross profit                      17,955      41,885       19,157      80,797

RESEARCH AND
  DEVELOPMENT COSTS, NET           4,283       4,692        9,252       8,935

MARKETING AND SELLING
  EXPENSES                        19,721      18,783       39,334      35,946

ADMINISTRATIVE AND
  GENERAL EXPENSES                 6,103       4,228       10,117       7,919

RESTRUCTURING COSTS                  -           -         11,246        -

PROXY EXPENSES                     2,848         -          2,848        -

OTHER EXPENSES                     7,750         -         10,750        -
                                --------    --------     --------    --------
Total operating expenses          40,705      27,703       83,547      52,800
                                --------    --------     --------    --------
Operating income (loss)          (22,750)     14,182      (64,390)     27,977

FINANCING INCOME
  (EXPENSES), NET                 (1,448)        159         (377)        159
                                --------    --------     --------    --------
                                 (24,198)     14,341      (64,767)     28,156

NONRECURRING EXPENSES                -           -            -        28,951

Income (loss) before income
  taxes                          (24,198)     14,341      (64,767)       (795)
                                --------    --------     --------    --------
INCOME TAXES                         575       1,078          698       2,178
                                --------    --------     --------    --------
         Net income (loss)      $(24,773)    $13,263     $(65,465)    $(2,973)

NET INCOME (LOSS) PER SHARE
  Basic                           $(0.98)      $0.50       $(2.56)     $(0.11)

Diluted                           $(0.98)      $0.48       $(2.56)     $(0.11)

WEIGHTED AVERAGE NUMBER
  OF SHARES
  Basic                           25,358      26,490       25,537      26,280

  Diluted                         25,358      27,765       25,537      26,280

The accompanying notes are integral part of these financial statements.



                          ESC MEDICAL SYSTEMS LTD.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)


                                                                          For the six
                                                                         months ended
                                                                           June 30,
                                                                 --------------------------

                                                                     1999           1998
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(65,465)        $(2,973)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities-
     Expenses not affecting operating cash flows:
       Restructuring costs and inventory writedowns                 27,854             -
       Depreciation and amortization                                 4,372          14,298
       Gain on purchase of convertible notes                        (2,483)            -
       Deferred income taxes                                         1,203             (62)
       Amortization of deferred compensation                            65             160
       Writeoff of intangibles                                       6,250             -
       Other                                                           242             412
     Changes in operating assets and liabilities:
       Decrease in short-term investments                           14,547          27,903
       Decrease (increase) in trade receivables                     13,065         (27,031)
       Decrease (increase) in other receivables                      1,385          (1,180)
       Increase in inventories                                      (2,555)        (10,952)
       Increase (decrease) in accounts payable and
         accrued expenses                                           (3,294)          1,784
                                                                   --------        --------
           Net cash provided by (used in) operating activities      (4,814)          2,359
                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                          (1,441)         (3,886)
  Sale of investment                                                   -               368
  Investments in patents and know-how                                  -            (3,914)
  Maturity of (additions to) long-term investments                   3,449          (7,960)
                                                                   --------        --------
   Net cash provided by (used in) investing activities              (2,008)        (15,392)
                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of options                                    136           4,466
  Decrease in short-term bank debt, net                             (1,685)         (2,054)
  Purchase of convertible notes                                     (4,580)            -
  Purchase of treasury shares                                       (4,006)            -
  Repayment of long-term loans                                         (96)        (10,830)
    Net cash used in financing activities                          (10,231)         (8,418)
                                                                   --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS                              (13,037)        (21,451)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                         42,950          54,616
                                                                   --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $29,913         $33,165
                                                                   ========        ========

The accompanying notes are integral part of these financial statements.




                          ESC MEDICAL SYSTEMS LTD.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                              (In thousands)
                                (Unaudited)


                                                              For the six
                                                              months ended
                                                                June 30,
                                                          --------------------

                                                            1999        1998
                                                          --------    --------
NONCASH ACTIVITIES
  Tax benefit of options exercised by employees           $     -      $   452
                                                          --------    --------
CASH PAID DURING THE PERIOD IN
  RESPECT OF:
    Income taxes                                          $    49      $   243
    Interest                                              $ 3,491      $ 3,838
                                                          --------    --------


The accompanying notes are integral part of these financial statements.



                          ESC MEDICAL SYSTEMS LTD.

                NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                           FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 -  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States relating to the provision of interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes for the year ended December 31, 1998.


Note 2 - INVENTORIES

     Inventories are composed of the following:


                                          June 30,          December 31,
                                            1999               1998
                                         (Unaudited)         (Audited)
                                         -----------        -----------
                                                 (In thousands)


     Raw materials                       $  16,411           $  20,309
     Work in process                         9,002              10,106
     Finished products                      21,734              30,785
                                         ---------           ---------
                                         $  47,147           $  61,200
                                         =========           =========

Note 3 - RESTRUCTURING COSTS AND OTHER CHARGES

     In the first quarter of 1999, the Company commenced a program of restructuring of its business operations. In that connection, the Company recorded writedowns of inventories (included in cost of goods sold) of approximately $16.6 million, pertaining mostly to the Company's decision to eliminate a number of products.



                          ESC MEDICAL SYSTEMS LTD.

                NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                       FINANCIAL STATEMENTS (CONT.)
                                (Unaudited)

The restructuring charge in the first quarter amounted to $11.2 million and was comprised of writedowns of receivables and fixed assets of $4.6 million and $1.6 million, respectively, and severance charges and lease and other contract termination costs of $5 million. The majority of the restructuring charge related to the Company's divisions in the U.S. The restructuring program provides for a reduction of approximately 52 employees.

     As of June 30, 1999, the unutilized accrual amounted to $2.5 million. It is expected that this restructuring program will be completed by the end of 1999 (see also Note 9).


NOTE 4 - GEOGRAPHICAL SEGMENTS

     The Company's activities fall within two reporting geographical segments: the U.S.A. and the rest of the world (ROW). The following table sets forth segment information for three month and six month periods ended June 30, 1999 and 1998 (in thousands):


                                    For the three                     For the six
                                    months ended                      months ended
                                      June 30,                          June 30,
                                 -------------------              ----------------------
                                 1999           1998              1999              1998
                            ----------       ----------        ----------        ----------
Revenues
  U.S.A.                    $  14,189        $  36,605         $  28,323         $  68,700
  ROW                       $  26,238        $  27,009         $  43,396         $  54,453
                            ----------       ----------        ----------        ----------
    Consolidated               40,427           63,614            71,719           123,153

Operating income (loss)
  U.S.A.                    $ (13,840)       $  (3,057)        $ (43,975)        $  (7,939)
  ROW                             188           17,239            (8,317)           35,936
                            ----------       ----------        ----------        ----------
    Consolidated (1)          (22,750)          14,182           (64,390)           27,997

Financing income
  (loss),  net                 (1,448)             159              (378)              159
Nonrecurring expenses             -                -                 -              28,951
Income (loss) before
                            ----------       ----------        ----------        ----------
  income taxes              $ (24,198)       $  14,341         $ (64,767)        $    (795)


                                                                        June 30,
                                                                  ----------------------
                                                                  1999              1998
Identifiable Assets                                            ----------        ----------
  U.S.A.                                                       $  95,049         $ 101,953
  ROW                                                            145,505           211,188
                                                               ----------        ----------
    Consolidated (2)                                           $ 252,757         $ 327,063




                         ESC MEDICAL SYSTEMS LTD.

                NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                       FINANCIAL STATEMENTS (CONT.)
                                (Unaudited)

(1) Includes unallocated corporate expenses of $9,098 and $12,098 for three month and six month periods ended June 30, 1999. These include $2,848 of Proxy expenses and $6,250 of other expenses for the three month period and $2,848 of proxy expenses and $9,250 of other expenses for the six month period.

(2) Includes investments in companies and other assets not allocable to a particular segment of $12,203 as of June 30, 1999 and $13,922 as of June 30, 1998.


NOTE 5   -     CONTINGENT LIABILITIES

(1) In September 1995, Laser and SLI (Laser's subsidiary in the U.S.A.) instituted a patent infringement suit against a California company, which counterclaimed for declaratory judgment of patent invalidity, unenforceability and non-infringement. Subsequently, such company also filed a complaint against Laser and SLI for claims under the Federal antitrust laws, federal unfair competition law (Lanham Act) and California state laws, requesting a judgment for damages of not less than $20,000,000.

               The District Court entered summary judgement in favor of the California company on Laser's claim of infringement and further held that Laser's lawsuit was objectively baseless. The Court has scheduled a trial on the parties' remaining claims in the litigation for April 24, 2000. Laser has appealed the summary judgement award and if Laser's appeal is successful, Laser intends to ask the court to vacate its determination that Laser's patent suit was objectively baseless, and will renew its motion to dismiss the antitrust and Lanham Act allegations remaining in the California company counter-suit against Laser.

               Company management is unable to predict the final outcome of these claims. However, management intends to defend this action vigorously, including its appeal from the Court's award of Summary Judgement.

(2) In late 1998, the Company and one of its officers were named in a series of securities class action lawsuits. These lawsuits have now been consolidated before the United States District Court for the Southern District of New York. In addition to the Company and certain of the Company's officers and directors who have been named as defendants, the consolidated complaint names certain former officers and directors of the Company's Laser Industries Ltd. subsidiary as defendants. The actions seek damages and attorneys fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998. Management of the Company believes that the Company's directors and officers' liability insurance applies to the claims made in this consolidated action and has informed the Company's insurance carrier of the claims. (The insurance carrier has agreed to assume the defense of action while reserving all of its rights under the applicable insurance policy). The Company has until the end of September 1999 to answer, move or otherwise respond to the consolidated amended complaint.

(3) The Company and its subsidiaries are involved in further legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, each of these matters individually is not likely to materially affect the Company's consolidated financial position.

               An accrual in the amount of $4,500,000 has been recorded in other expenses to cover estimated losses arising from the abovementioned legal proceedings.


NOTE 6   -     CAPITAL RESERVE

               Following the issuance of shares of a development stage investee company and the decrease in the Company's holdings in the investee company, the gain in the amount of $1,525,000 was credited to a capital reserve.


NOTE 7   -     OTHER EXPENSES

               In connection with the evaluation of certain intangibles, the Company recorded a writeoff of goodwill and other intangibles in the amount of $6,250,000 in the second quarter of 1999.


NOTE 8   -     PROXY EXPENSES

               In connection with the director election contest held during the quarter, the Company has incurred expenses of $1,348,000. In addition, in accordance with the resolution of the Board of Directors of the Company in a meeting held on June 23, 1999, all cost and expenses of Messrs. Genger and Gottstein and their affiliates in connection with the director election contest shall be reimbursed by the Company promptly on submission of invoices therefor. The reimbursement is subject to refund should such reimbursement not be approved by the shareholders. Messrs. Genger and Gottstein have submitted to the Company invoices in the amount of $1,500,000 which have been included in proxy expenses.


NOTE 9   -     SUBSEQUENT EVENTS

               Following the changes in the Company's Board of Directors, the Company is developing a new restructuring plan which shall include product and facilities rationalization, as well as evaluation of the market potential of different applications, with an emphasis on future revenue growth. The Company anticipates that the overall costs associated with the implementation of the plan, while yet undetermined, will be charged to earnings in the third quarter of this year.



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ESC Medical Systems Ltd. ("ESC" or the "Company") is a world leader in the design, manufacture, marketing and servicing of a broad range of medical devices that incorporate proprietary intense pulsed light technology, state-of-the- art lasers and accessories as well as other technologies. The Company's systems incorporate these technologies for applications in aesthetic dermatology, plastic and re-constructive surgery, ear, nose and throat procedures and oral and dental surgery, among others. The Company's systems are designed for use in a variety of medical environments, ranging from physicians' offices to acute care hospitals.

In light of the recent changes in the composition of the Board of Directors, the management of the Company, at the direction of the Board of Directors, is undertaking a review of the businesses of the Company and its financial affairs. This review includes possible steps to be taken to enhance the Company's revenues, reduce costs and improve operating margins. The Company has retained McKinsey & Company, Inc. to assist in the development of a restructuring plan, including product and facilities rationalization, as well as an evaluation of the market potential of different applications.

The Company will work with McKinsey & Company, Inc. to develop a comprehensive restructuring plan, which the Company intends to develop within the next 60 to 90 days. The Company anticipates that the overall costs associated with the plan's implementation, while as yet undetermined, will be charged to earnings in the third quarter of this year.

As part of this study, the management of the Company is also reviewing the adequacy of reserves. While management believes that significant progress has been made in this review and is reflected in the results reported for the second quarter, the Company intends to continue its review during the third quarter and may determine to take additional charges.

In this Report, unless the context otherwise requires, all references to the "Company" are to ESC Medical Systems Limited, an Israeli corporation and its direct and indirect wholly owned subsidiaries.


RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 1999 Compared With Three and Six Month Periods Ended June 30, 1998 (In thousands of U.S. Dollars)

NET SALES. The Company's net sales decreased by 36% to $40,427 for the three months ended June 30, 1999 compared to $63,614 for the three months ended June 30,1998. For the six months ended June 30, 1999, net sales decreased by 42% to $71,719 compared to $123,153 for the comparable period in 1998. The decrease in sales was due to a general decrease in sales of the Company's products.

Most of the decrease in sales is attributable to strong price pressure on hair removal products, decreased unit sales and a general slowdown in the U.S. aesthetic markets. Net sales in the U.S. decreased by 61% for the three months ended June 30, 1999, compared with an insignificant decrease of 3% for the same period in the rest of the world.

GROSS PROFIT. Gross profit decreased by 57% to $17,955 in the three months ended June 30, 1999 compared to $41,885 for the three months ended June 30, 1998. For the three months ended June 30, 1999 gross margin was 44% compared to 66% for the comparable period in 1998. For the six months ended June 30, 1999, gross profit decreased by 56% from $80,797 to $35,765 (excluding the write off of inventory of $16,608 pertaining to the Company's decision to cease production of a number of products in connection with its restructuring program adopted in the first quarter of
1999). For the six months ended June 30, 1999, gross margin was 50% compared to 66% for the comparable period in 1998.

The reduction in gross margin in 1999 was due, in large part, to the decrease in unit sales and sales price together with the relatively high level of fixed expenses and a change in the products' sales mix. Gross margin in the second quarter also decreased due to inventory write-offs and reserves for approximately $3,800, which caused a decrease of 9% in gross margin for the quarter.

RESEARCH AND DEVELOPMENT COSTS, NET. Net research and development costs decreased by 8% to $4,283 for the three months ended June 30, 1999 from $4,692 in the three month ended June 30, 1998. For the six months ended June 30, 1999, net research and development costs increased by 4% to $9,252 from $8,935 for the comparable period in 1998.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses increased by 5% to $19,721 for the three months ended June 30, 1999 compared to $18,783 for the same period in 1998. For the six months ended June 30, 1999, marketing and selling expenses increased 9% to $39,334 from $35,946 for the comparable period in 1998.

The increase in the marketing and selling expenses in 1999 is primarily attributable to the cost of reorganization of the Company's selling efforts in the United States. No cost savings from the reorganization plan were realized in the second quarter of 1999.

ADMINISTRATIVE AND GENERAL EXPENSES. Administrative and general expenses increased by 44% to $6,103 for the three months ended June 30, 1999 from $4,228 for the three months ended June 30, 1998. For the six months ended June 30, 1999, administrative and general expenses increased 28% to $10,117 from $7,919 for the comparable period in 1998.

Increased administrative and general expenses in 1999 were primarily attributable to bad debt reserves of approximately $3,000 and litigation expenses of $400. These increases were offset by an expense reduction in certain Israeli operations resulting in approximately $1,600 in savings for the second quarter.

RESTRUCTURING COSTS. In the quarter ended March 31, 1999, the Company developed and has started the implementation of a restructuring plan. In connection with that restructuring plan, the Company recorded in the first quarter charges of $11,246 related to its sales and marketing operations and $16,609 related to inventory write-off (included in the cost of goods sold).

PROXY EXPENSES. The $2,848 of expenses incurred in connection with the director election include an expected reimbursement of certain shareholder expenses, in accordance with the resolution of the Board of Directors of the Company in a meeting held on June 23, 1999 which resolved that "all cost and expenses of Messrs. Arie Genger and Barnard J. Gottstein and their affiliates in connection with the directors election contest shall be reimbursed by the Company promptly on submission of invoices therefore subject to refund when such reimbursement is submitted to shareholders and not approved by such shareholders at a meeting noticed for such purpose". Messrs. Genger and Gottstein have submitted to the Company invoices for a sum of approximately $1,500. The officers and directors of the Company at the time incurred expenses of $1,348, which were charged to the Company.

OTHER EXPENSES. For the three months ended June 30 ,1999, other expenses were $7,750 comprised of the following: (i) a provision of $1,500 for a judgement against the Company in connection with an alleged breach of a supply agreement, and (ii) intangible assets write off mainly related to goodwill from acquisitions of $5,004 and a patent write off of $1,246.

In addition, during the first quarter ended March 31, 1999, the Company recorded a provision for $3,000 for a court decision against the Company. The Company is presently appealing the decision.

OPERATING INCOME (LOSS). For the three months ended June 30, 1999, operating loss was $22,750 compared to operating income of $14,182 for the same period in 1998. For the six months ended June 30, 1999, operating loss was $64,390 compared to operating income of $27,977 for the same period in 1998. Operating income for the three and six month ended June 30, 1999, excluding restructuring costs, proxy expenses, other expenses, bad debt reserve and inventory write-off's was $5,352 and $16,137 respectively, compared to operating income of $14,182 and $27,977 for the same periods in 1998.

FINANCING INCOME (EXPENSES), NET. For the three months ended June 30, 1999, financing expenses were $1,448 compared to financing income of $159 for the three months ended June 30, 1998. For the six months ended June 30, 1999, financing expenses increased to approximately $2,858 (net of $3,930 interest and amortization of deferred expenses stemming from the Company's Convertible Notes) compared to financing income of approximately $159 for the comparable period in 1998. The primary reason for the increase in net financing expenses is a decrease in interest income (due to a lower cash balance and lower interest rates) and foreign currency losses.

INCOME TAXES. Income taxes was $575 for the three months ended June 30, 1999 compared to $1,078 for the three months ended June 30,1998. For the six months ended June 30, 1999, income taxes was $698 compared to $2,178 for the same period in 1998.

NET INCOME. As a result of the foregoing factors, the Company's net loss was $24,773 in the three months ended June 30, 1999 compared to net income $13,263 in the three months ended June 30,1998. For the six months ended June 30,1999, net loss was $65,465 compared to net loss of $2,973 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of June 30, 1999, the Company had cash and cash equivalent of approximately $29,913 compared to approximately $42,950 on December 31, 1998. The decrease of $13,037 is mainly attributable to (i) the repurchase of the Company's 6% Convertible Notes for $4,580; (ii) the repurchase of shares of the Company's common stock for $4,006; (iii) the decrease of short-term bank debt by $1,685; (iv) the use of cash for operational activities in the amount of $4,814; and (vii) capital expenditures totaling $1,441, all offset partially by the maturing of long term instruments in an amount of $3,449 which was used for operations.

Despite the expected negative cash-flow, the management of the Company believes that available cash will be sufficient to meet its presently anticipated day-to-day operating expenses, material commitments, working capital and capital expenditures including those in connection with the restructuring plan currently being developed, over at least the next 12 months.

INVESTING ACTIVITIES
(in thousands of dollars)

For the six months ended June 30, 1999 cash provided by investing activities was approximately $2,008. The primary changes in the Company's investing activities were the maturity of $3,449 in long-term investments which matured and used in operations activities and use of cash of approximately $1,441 to purchase fixed assets.

FINANCING ACTIVITIES
(in thousands of dollars)

For the six months ended June 30,1999 cash used in financing activities was $10,231. The financing activities of the Company included (i) the repurchase of shares of the Company's Common Stock for $4,006, (ii) the repurchase the Company's 6% Convertible Notes for $4,580 and (iii) the payment of short-term bank loans totaling $1,685.

YEAR 2000

The Company is committed to assuring "Year 2000 compliance" for its facilities and products. Year 2000 compliance means that when the new century begins on January 1, 2000 systems and products using date information in various ways (display, calculations, etc.) will continue to perform normally.

The Company initiated a program in 1998 to assess the risks of Year 2000 noncompliance, remediate all noncompliant systems and assess the readiness of key third parties. In January 1999, a Year 2000 Task Force was created headed by a Vice President, with direct reporting to the executive management of the company. The Task Force includes 8 internal personnel including managers from each of the Company's principal operational areas including finance, IT, manufacturing and distribution. The Task Force is also assisted by third party consultants.

The inventory and assessment phases are complete for critical internal information technology (IT) systems and the Company is approximately 60% complete with the remediation phase of these systems as of June 30, 1999. The inventory and assessment phase for non-IT systems (including production facilities worldwide) is substantially complete and remediation is underway. The remediation process includes both the upgrading of existing systems and the replacement of various critical systems. All critical aspects of the Company's Year 2000 compliance program are expected to be completed by the end of the third quarter 1999. The Company has also included a complete list of its products, and the status of their Year 2000 readiness, on the Company's official web site (www.escmed.com).

While some of the risks relating to third party readiness are outside of the Company's control, the Company has instituted programs, including internal records review and external questionnaires and supplier audits, to identify key third parties and assess their level of Year 2000 readiness. Suppliers and vendors of the Company as well as providers of goods and services to the Company have been contacted to evaluate the state of their Year 2000 readiness. At this point the Company has no reason to believe that any of its significant suppliers, vendors and providers of goods and services will be unable to meet their business obligations to the Company beyond the end of the year 1999 and into the year 2000. However, the Company's business might be adversely affected if its significant vendors and suppliers cannot meet their business obligations as a result of difficulties with the Year 2000 compliance.

Contingency plans (including the substitution of systems, use of manual methods and other means to prevent the failure of critical systems from having a material effect on the Company) are under development, particularly for high-risk areas such as those involving supplier and product management. Third party-based contingency plans, including securing alternate suppliers and alternate lines of communication with customers and suppliers, as well as advance ordering and staging of materials, are being developed to address the risks of noncompliance. Additionally, the Company is assessing the need to maintain increased inventory levels to satisfy potential increased customer demand at year-end.

As of June 30, 1999 the Company has spent $50,000 on its Year 2000 compliance program. The total costs of the Year 2000 compliance program are not expected to exceed $100,000. All expenditures are funded by working capital expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

The Company believes that its Year 2000 program will identify and correct all material non-compliant systems and operations before the end of 1999. The Company also expects to have contingency plans that will avoid failures having a material effect on the Company's business operations or financial condition in place before the end of 1999. However, there can be no assurance that the Company's Year 2000 program will identify and correct all non-compliant systems of the Company and its third party service providers or that any such failure will not have a material effect on the Company's business operations or financial condition.

CAUTIONARY STATEMENTS

Certain statements made in this Form 10-Q reflect the Company's estimates and beliefs and are intended to be, and are hereby identified as, 'forward looking statements' for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements can be identified by the use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, product approvals and development programs.

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) risks associated with the Company's dependence on a limited number of products; (2) uncertainty of market acceptance of the Company's products; (3) limited number of customers for the Company's products; (4) risks of downturns in economic conditions generally, and in the health care industry specifically; (5) risks associated with competition and competitive pricing pressures; and (6) other risks described in the Company's filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements made in this Form 10-Q. Such forward-looking statements reflect management's analysis only as of the date such statements are made and the Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise subsequently. Readers should carefully review the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

The cost of the Company's operations in Israel is influenced by the extent to which any increase in the rate of inflation in Israel compared to the currencies of its markets (the "Revenue Currencies", mainly the U.S. Dollar and Euro) is not offset (or is offset on a lagging basis) by the devaluation of the New Israeli Shekel (NIS) in relation to those currencies. Inflation in Israel will likely have a negative impact on the profitability of the Company of contracts under which the Company is to receive payment in U.S. Dollars (the "Dollar") or other foreign currencies, unless such inflation is offset by a devaluation of the NIS. Inflation in Israel and currency fluctuations will also have a negative effect on the profitability to the Company of fixed price contracts under which the Company is to receive payments in NIS.

A devaluation of the NIS in relation to the Dollar will have the effect of decreasing the dollar value of any assets of the Company which consist of NIS (unless such assets are linked to another currency). Such a devaluation would also have the effect of reducing the Dollar amount of any liabilities of the Company which are payable in NIS (unless such payables are linked to another currency). Any increase in the value of the NIS in relation to the Dollar will have the effect of increasing the Dollar value of any unlinked NIS assets of the Company and the Dollar amount of any unlinked NIS liabilities of the Company.

A significant portion of the Company's sales are in U.S. dollars, and to avoid large foreign exchange exposure, a significant portion of the Company's expenditures, including in Israel, are in U.S. dollar or U.S. dollar linked.

The Company also enters into foreign currency hedging transactions to protect the dollar value of its NIS deposits and certain non-dollar denominated trade receivables. The gains and losses on these transactions are included in the statement of operations in the period in which the changes in the exchange rates occur. There can be no assurance that such activities or others will eliminate the negative financial impact of currency fluctuations. Indeed, such activities may have an adverse impact on earnings.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The Company deposits a portion of its funds in interest-bearing NIS accounts. In order to minimize exposure to currency fluctuation, the Company enters into hedging positions that will secure its Dollar principal from losses due to devaluation of the NIS.

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash, short-term and long-term financial investments and trade receivables. Short-term cash investments are placed with high credit-quality financial institutions as specified in the Company's investment policy guidelines. Other investments are in securities of various banks, in U.S. Government securities and in commercial paper of industrial companies. The Company's policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

The table below provides information about the Company's investment portfolio. For investment Securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                          FY 1999      FY 2000      Total
Cash and Cash             -------      -------     -------
Equivalents  ($)           30,486        --        30,486
AVERAGE INTEREST RATE      4.85%         --
INVESTMENTS ($)            23,962       42,384     66,346
AVERAGE INTEREST RATE      5.97%        6.40%
                          -------      -------     -------
Total portfolio  ($)       54,448       42,384     96,832
                          =======      =======     =======

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for estimated credit losses.

The carrying amounts of cash, investments, receivables and accounts payable approximate fair value. As of June 31, 1999 the market value of the Convertible Notes were approximately 65% of their face value.


PART II.       OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

Since this is the Company's first filing of a Quarterly Report on Form 10-Q, the Company has elected to set forth below the following updated description of outstanding material legal proceedings.

The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

The Company has been named in a number of purported class action securities lawsuits filed in the fall of 1998 that have now been consolidated in the United States District Court for the Southern District of New York. The consolidated action is captioned In Re ESC Medical Systems Ltd. Securities Litigation, 98 Civ. 7530 (MBM). On July 9, 1999, a consolidated amended complaint was filed naming the Company, Salomon Smith Barney Inc., and several additional current and former directors and officers of the Company's subsidiary, Laser Industries, as defendants. The consolidated amended complaint seeks damages and attorneys fees under the United States securities laws for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998 and for alleged "tipping" of non-public information to Salomon Smith Barney Inc. in September 1998. The Company has until September 24, 1999 to answer, move, or otherwise respond to the consolidated amended complaint.

The Company's Laser Industries Ltd ("Laser Industries") and Sharplan Laser, Inc. ("Sharplan") subsidiaries are parties to an action entitled Laser Industries Ltd. and Sharplan Lasers, Inc. v. Reliant Technologies, Inc. currently pending before the United States District Court for Northern District of California (the "California Court"). Laser Industries commenced this action in 1995, alleging infringement of Laser Industries Patent No. 5,411,502 (the "502 Patent"). In the same action, and in a separate action filed by Reliant Technologies, Inc. ("Reliant"), Reliant asserted a number of claims against Laser Industries based, among other things, on its assertions that Laser Industries had concealed certain prior art from the U.S. Patent Office, that the 502 Patent was invalid and that Laser Industries lawsuit was brought in bad faith.

On September 3, 1998, the California Court issued an order dismissing all of Reliant's claims, but granting Reliant leave to amend its complaint to raise new claims against Laser Industries, consistent with the California Court's decision. However, the California Court found the 502 Patent invalid and, therefore, granted summary judgment in Reliant's favor on Laser Industries patent infringement claim.

On October 30, 1998, Reliant filed a third amended complaint alleging violations of the United States anti-trust laws and the Lanham Act. These claims are based, in part, on Reliant's assertion that Laser Industries patent lawsuit was brought for anti-competitive purposes and without a good faith belief that the 502 Patent was valid and infringed. Reliant's third amended complaint seeks judgment of not less than $20 million, as well as treble and punitive damages and other relief, including attorney's fees.

On November 13, 1998, Laser Industries filed a motion to dismiss Reliant's third amended complaint, and Reliant filed a cross-motion seeking to have Laser Industries patent suit declared baseless and/or a sham and further seeking to strike an expert affidavit filed by Laser in support of its motion.

On November 18, 1998, the California Court denied Reliant's motion for leave to file a motion for reconsideration of portions of its September 3, 1998 ruling. On December 17, 1998, the California Court also denied Laser Industries motion for leave to file a motion for reconsideration of certain aspects of the September 3, 1998 order.

On February 25, 1999, the California Court granted, in part, and denied, in part, Laser's motion to dismiss the third amended complaint. Specifically, the California Court dismissed Reliant's anti-trust claims to the extent that they were based on alleged fraud for failure to disclose material prior art to the Patent Office, and further dismissed Reliant's state law unfair competition claims. However, the California Court denied Laser Industries motion to dismiss Reliant's anti-trust claims insofar as they were based on Laser Industries alleged lack of good faith belief that its 502 Patent was valid and infringed, and also denied Laser Industries motion to dismiss Reliant's Lanham Act claim.

With respect to Reliant's cross-motion, the California Court denied Reliant's motion to strike Laser Industries expert affidavit but granted Reliant summary judgment with respect to the "objectively baseless" prong of its motion, holding that Laser Industries lacked an objective basis for believing its 502 Patent to be valid. The California Court noted, however, that Laser Industries Noerr- Pennington litigation immunity would not be removed unless and until Reliant proved at trial that Laser Industries initiated the patent suit with a subjective anti- competitive purpose.

Subsequently, Reliant asked the California Court to declare Laser Industries patent suit against Reliant "exceptional" under 35 U.S.C. 285, and to award over $2 million in attorney's fees and costs to Reliant. On April 26, 1999, the California Court denied Reliant's motion as premature, but without prejudice to its right to re-file the motion in accordance with the requirements set forth in the California Court's order of that date.

On March 4, 1999, Laser filed a notice of appeal of the District Court's final judgment of invalidity of the 502 Patent to the U.S. Court of Appeals for the Federal Circuit. The appeal is likely to be heard in the fall of 1999. The California Court has scheduled a trial on the parties' remaining claims in the litigation to commence on April 24, 2000. If Laser Industries appeal to the Federal Circuits is successful, Laser Industries intends to ask the California Court to vacate its determination that Laser Industries patent suit was objectively baseless, and to renew its motion to dismiss the anti-trust and Lanham Act allegations remaining in Reliant's counter-suit against Laser Industries.

On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. Light Age's principal contentions are that the Alexandrite laser is based on technology developed by Light Age and is competing with Light Age's Alexandrite laser, in breach of the Company's non- disclosure and non-compete undertaking in a supply agreement with Light Age. In addition, Light Age is seeking a permanent injunction against the Company engaging in such activities. The Tel-Aviv Court denied Light Age's request for an ex-parte injunction and ordered that a hearing be held with both parties present. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The defendants, including the Company, have filed a Statement of Defense and a court hearing is scheduled to commence on December 28, 1999.

On January 25, 1999, the Company, along with three affiliated entities, brought an action in Superior Court of New Jersey, Somerset County, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc., Docket No. SOM-L- 14199. In the action, the Company seeks declaratory and injunctive relief. On March 5, 1999, Light Age answered the complaint and filed a counterclaim against the Company seeking unspecified damages pursuant to a variety of causes of action including breach of contract, tortious interference with contract, unjust enrichment, and misappropriation of trade secrets. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated plaintiff entities to arbitrate. However, Light Age has not yet served a demand for arbitration.

On December 31, 1998, the Company and Luxar were named as defendants in an action filed in the United States District Court for the Southern District of Florida (the "Florida Court"), entitled LPG USA, Inc. v. ESC Medical Systems, Ltd. and Luxar Corporation, Civ. No. 98-7509 (S.D. Fla.). The action alleges violations of the Lanham Act (including false advertising and trade dress infringement) and related state laws (including trade secret and unfair competition laws). The plaintiffs in the action are seeking an injunction and monetary damages of an unspecified amount. The Company and Luxar filed an answer on February 8, 1999, which also asserted counterclaims for intentional interference with business relationships and prospective business relationships, trade libel and product disparagement, Lanham Act violations, unfair competition and related counterclaims. The parties are now actively engaged in discovery.

On July 1, 1998 an action was filed by Richard Fitzpatrick, M.D. and Mitchell Goldman, M.D. against the Company in the Superior Court in San Diego County, California. The complaint was amended in August 1998. The action was then removed to the United States District Court for the Southern District of California. On May 3, 1999 the plaintiffs filed a Second Amended Complaint against the Company and the Company filed counterclaims against the plaintiffs. In their complaint, the plaintiffs allege that they did not receive as much equity in the Company as they were promised in exchange for their services. In addition, plaintiffs claim that they are entitled to reimbursement for travel expenses and honoraria for their attendance at various seminars and conferences on behalf of the Company. The Company's counterclaims allege breach of contract and undertakings of confidentiality. A court ordered settlement conference was recently held but failed to resolve the dispute. A final pretrial conference is set for December 20, 1999 at which time a firm trial date is expected to be set.

In addition to the foregoing proceedings, the Company is a party in certain actions in various countries in which the Company sells its products in which plaintiffs have alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. The largest single such case presently pending against the Company is a case filed by H.K. Hashalom Medical Centers Ltd. in Tel-Aviv District Court against the Company and Dr. Shimon Eckhouse in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of NIS10,000,000 but has reserved the right to increase such amount as well as a declaratory judgment that, inter alia, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. The case has not yet been set for a hearing.

Apart from H.K. Hashalom's action, management believes that none of the other of these types of cases that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such other proceedings could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

Finally, the Company also is a defendant in various product liability lawsuits in which the Company's products are alleged to have caused personal injury to certain individuals who have received treatments using the Company's products. The Company maintains insurance against these types of claims and believes that these claims individually or in the aggregate are not likely to have a material adverse impact on the business, financial condition or operating results of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Combined Annual and Extraordinary Meeting of Shareholders held on June 23, 1999 (the "Meeting"), the following persons were elected to the Board of Directors of the Company by the margin indicated:


         NAME                  FOR         AGAINST     WITHHELD
Aharon Dovrat                11,860,681     26,291      12,450
Philip Friedman              11,860,681     26,291      12,450
Thomas Hardy                 11,860,681     26,291      12,450
Darrell S. Rigel, M.D.       11,860,681     26,291      12,450
S.A. Spencer                 11,860,681     26,291      12,450
Mark H. Tabak                11,860,681     26,291      12,450
Professor Zehev Tadmor       11,860,681     26,291      12,450

The votes cast for the other nominees, which was not sufficient to effect re-election to the Board, were as follows:


         NAME                  FOR         AGAINST     WITHHELD
Shimon Eckhouse              8,566,545     340,959      83,615
Hillel Bachrach              8,565,420     340,959      84,740
Halley Faust                 8,566,545     340,959      83,615
Marshall Buttler             8,565,420     340,959      84,740
Kenneth Rind                 8,566,545     340,959      83,615
Dan Suesskind                8,566,545     340,959      83,615
Karen Sarid                  8,561,545     340,959      88,615

All of the new directors were proposed to the Board by Messrs. Arie Genger and Bernard J. Gottstein, two major shareholders of the Company, including Mr. Hardy, the only member of the incumbent ESC Board. In accordance with an agreement between the Company and Messrs. Genger and Gottstein, dated June 23, 1999, at the first meeting of the newly elected Board, held on June 27, 1999, the Board invited Messrs. Shimon Eckhouse, Halley Faust, Marshall Buttler, Kenneth Rind and Dan Suesskind, all members of the previous ESC Board, to join the newly elected Board. As of August 12, 1999 and following the resignation of Messrs. Suesskind and Buttler, the Board of Directors of the Company is composed of the following persons: Aharon Dovrat, Philip Friedman, Thomas Hardy, Darrell S. Rigel, S.A. Spencer, Mark
H. Tabak, Zehev Tadmor, Shimon Eckhouse, Halley Faust, and Kenneth Rind.

In addition the following matters were voted upon in the Meeting:


Proposal                                                For           Against         Abstain

To reappoint Luboshitz, Kasierer & Co. as the           9,153,982        304,910     11,431,049
Company's Independent public accountants for the
current fiscal year and authorize the Board of
Directors to fix their compensation.

To indemnify directors with respect to certain          7,949,287     12,441,573        499,081
litigation.

To adjourn the Meeting for seven days.                  8,990,519     11,836,421         -0-



Item 6.  Exhibits and Reports on Form 8-K

(1)  Exhibits


Number       Description

3.1          Memorandum of Association of the          Incorporated by reference to
             Registrant (English translation)          Amendment No. 1 to the Registrant's
                                                       Registration Statement on Form F-1,
                                                       File No. 33-80199, filed on December
                                                       20, 1996.

3.2          Articles of Association of the            Incorporated by reference to
             Registrant                                Amendment No. 1 to the Registrant's
                                                       Registration Statement on Form F-1,
                                                       File No. 33-80199, filed on December
                                                       20, 1996.

10.1         Employment Agreement, dated May 1,        Filed with this document
             1999, between the Company, E.S.C.
             (D) Inc. and Louis Scafuri

10.2         Stock Option Agreement, dated June        Filed with this document
             18, 1999, between the Company and
             Louis Scafuri

10.3         Letter of Agreement, dated June 23,       Filed with this document
             1999, from Messrs. Genger and
             Gottstein to the Company

27           Financial data schedule                   Filed with this document


(2)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ESC Medical Systems Ltd.

                                        /s/ Yacha Sutton
                                       --------------------------------
Date: August 13, 1999                   By: Yacha Sutton
                                       (Chief Executive Officer,
                                       Acting Chief Financial Officer
                                       and Duly Authorized Officer)



EXHIBIT INDEX


3.1          Memorandum of Association of the          Incorporated by reference to
             Registrant (English translation)          Amendment No. 1 to the Registrant's
                                                       Registration Statement on Form F-1,
                                                       File No. 33-80199, filed on December
                                                       20, 1996.

3.2          Articles of Association of the            Incorporated by reference to
             Registrant                                Amendment No. 1 to the Registrant's
                                                       Registration Statement on Form F-1,
                                                       File No. 33-80199, filed on December
                                                       20, 1996.

10.1         Employment Agreement, dated May 1,        Filed with this document
             1999, between the Company, E.S.C.
             (D) Inc. and Louis Scafuri

10.2         Stock Option Agreement, dated June        Filed with this document
             18, 1999, between the Company and
             Louis Scafuri

10.3         Letter of Agreement, dated June 23,       Filed with this document
             1999, from Messrs. Genger and
             Gottstein to the Company

27           Financial data schedule                   Filed with this document
