Form 10-Q
period 1999-09-30
ESC MEDICAL SYSTEMS LTD
filed 1999-11-15
CIK 1004945

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


    P.O. Box 240, Yokneam, Israel                        20692
    (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code:  972-4-9599000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 27,562,492 Ordinary Shares, NIS 0.10 par value per share.


                          ESC MEDICAL SYSTEMS LTD.

                                 FORM 10-Q

                  For the Quarter Ended September 30, 1999


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

PART II. OTHER INFORMATION

      ITEM 1      Legal Proceedings

      ITEM 6      Exhibits and Reports on Form 8-K


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                                # # # # # #



                          ESC MEDICAL SYSTEMS LTD.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                                            SEPTEMBER 30   DECEMBER 31
                                                                1999          1998
                                                            (UNAUDITED)    (RESTATED)
                                                               U.S.$         U.S.$
CURRENT ASSETS
  Cash and cash equivalents                                   $  22,076    $  42,950
  Short-term investments                                         49,964       46,867
  Trade receivables (net of allowances of $ 26,805 in 1999
   and $ 10,480 in 1998)                                         43,779       78,392
  Prepaid expenses and other receivables                          6,516       12,824
  Inventories                                                    40,932       61,200
                                                                163,267      242,233

LONG-TERM INVESTMENTS
  Bank deposits and securities                                   16,800       41,350
  Investments in companies                                        6,168        5,469

FIXED ASSETS                                                      5,978       13,877

OTHER ASSETS                                                      5,730       24,737

     Total assets                                             $ 197,943    $ 327,666

CURRENT LIABILITIES
  Short-term debt and current maturities of long-term loans   $   1,220    $   3,533
  Accounts payable and accrued expenses                          56,716       52,319
                                                                 57,936       55,852
LONG TERM LIABILITIES
  Loans from banks                                                   45           61
  Accrued severance pay                                           1,170        1,245
  Convertible subordinated notes                                107,104      115,000
                                                                108,319      116,306

Total liabilities                                               166,255      172,158

SHAREHOLDERS' EQUITY
  Ordinary shares of NIS 0.10 par value: Authorized - 50,000,000
   Shares; Issued and outstanding - 27,562,492 shares as of
   September 30, 1999 and 27,314,605 shares as of December
   31, 1998                                                         563          553
  Paid-in capital                                               137,530      135,756
  Retained earnings (accumulated deficit)                       (94,785)      26,813
  Treasury shares, at cost (1999 - 1,644,443 shares;
   1998 -1,054,813 shares)
                                                                (11,620)      (7,614)
     Total shareholders' equity                                  31,688      155,508

     Total liabilities and shareholders' equity               $ 197,943    $ 327,666





 The accompanying notes are an integral part of these financial statements.



                          ESC MEDICAL SYSTEMS LTD.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)


                                        FOR THE THREE         FOR THE NINE
                                         MONTHS ENDED         MONTHS ENDED
                                         SEPTEMBER 30         SEPTEMBER 30
                                        1999       1998      1999       1998
                                         (UNAUDITED)          (UNAUDITED)
                                        U.S.$      U.S.$     U.S.$      U.S.$

NET SALES                             $ 30,313  $ 53,847   $102,032  $177,000

COST OF SALES                           26,000    18,264     78,562    60,620
     Gross profit                        4,313    35,583     23,470   116,380

RESEARCH AND
   DEVELOPMENT COSTS, NET                3,426     4,576     12,678    13,511

MARKETING AND SELLING EXPENSES          16,734    19,521     56,068    55,467

ADMINISTRATIVE AND
  GENERAL EXPENSES                      14,692     3,399     24,809    11,318

RESTRUCTURING COSTS                     11,988         -     23,234         -

PROXY EXPENSES                             426         -      3,274         -

OTHER EXPENSES                          11,891         -     22,641         -
     Total operating expenses           59,157    27,496    142,704    80,296
     Operating income (loss)           (54,844)    8,087   (119,234)   36,084

FINANCING INCOME, NET                    1,707       803      1,330       962
                                       (53,137)    8,890   (117,904)   37,046

NONRECURRING EXPENSES                        -         -          -    28,951
     Income (loss) before income
        taxes                          (53,137)    8,890   (117,904)    8,095

INCOME TAXES                             2,995       850      3,693     3,028
     Net income (loss)                $(56,132) $  8,040  $(121,597) $  5,067

NET INCOME (LOSS) PER SHARE
  Basic                               $  (2.16) $   0.30  $   (4.69) $   0.19
  Diluted                             $  (2.16) $   0.29  $   (4.69) $   0.18

WEIGHTED AVERAGE NUMBER
  OF SHARES
   Basic                                25,926    26,798     25,940    26,405
   Diluted                              25,926    27,719     25,940    27,647






 The accompanying notes are an integral part of these financial statements.



                          ESC MEDICAL SYSTEMS LTD.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                     FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30
                                                      1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $(121,597)  $   5,067
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Expenses not affecting operating cash flows:
     Restructuring costs and inventory writedowns   42,972             -
     Deferred income taxes                           4,993        (1,945)
     Amortization of deferred compensation              96           240
     Gain on purchase of convertible notes          (2,863)            -
     Depreciation and amortization                   5,566        16,539
     Writeoff of intangibles                        15,891             -
     Other                                             220           356
    Changes in operating assets and liabilities:
     Decrease (increase) in short-term investments  (3,097)       29,300
     Decrease (increase) in trade receivables       29,853       (30,590)
     Decrease in other receivables                   1,576         1,634
     Decrease (increase) in inventories                530       (15,415)
     Decrease in accounts payable and accrued
        expenses                                    (6,626)       (2,822)
  Net cash provided by (used in) operating
        activities                                 (32,486)        2,364

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for purchase of subsidiaries, net of
        cash acquired                                    -        (2,450)
  Purchase of fixed assets                          (1,559)       (4,570)
  Sale of investment                                     -           368
  Investments in patents and know-how                    -        (5,207)
  Maturity of (additions to) long-term
        investments                                 24,550        (6,254)
      Net cash provided by (used in) investing
        activities                                  22,991       (18,113)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of options                    161         7,700
  Purchase of convertible notes                     (5,205)            -
  Repayment of long-term loans                        (122)      (11,089)
  Decrease in short-term bank debt, net             (2,207)         (237)
  Purchase of treasury shares                       (4,006)            -
  Net cash used in financing activities            (11,379)       (3,626)

DECREASE IN CASH AND CASH EQUIVALENTS              (20,874)      (19,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    42,950        54,616
CASH AND CASH EQUIVALENTS AT END OF PERIOD          22,076        35,241






The accompanying notes are an integral part of these financial statements.



                          ESC MEDICAL SYSTEMS LTD.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                        (In thousands) (Unaudited)


                                                  FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30
                                                    1999        1998

NONCASH ACTIVITIES
  Tax benefit of options exercised by employees  $           $      610

CASH PAID DURING THE PERIOD IN RESPECT OF:
  Income taxes                                          546         427
  Interest                                            6,895       7,631

PURCHASES OF SUBSIDIARIES
  Assets and liabilities at date of purchase:
   Working capital (excluding cash)                                 556
   Fixed assets                                                     (19)
   Intangibles                                                   (3,987)
                                                                 (3,450)
  Short-term liabilities incurred in connection
   with purchase                                                  1,000

      Cash paid, net                                             (2,450)





The accompanying notes are an integral part of these financial statements.



                          ESC MEDICAL SYSTEMS LTD.

                     NOTES TO THE FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States relating to the provision of interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes for the year ended December 31, 1998.


NOTE 2 -  INVENTORIES

          Inventories are composed of the following:

                                           SEPTEMBER 30  DECEMBER 31
                                               1999          1998
                                            (UNAUDITED)   (AUDITED)
                                                 (IN THOUSANDS)

         Raw materials                     $    17,898   $    20,309
         Work in process                         8,120        10,106
         Finished products                      14,914        30,785
                                                40,932        61,200


NOTE 3 -  RESTRUCTURING COSTS AND OTHER CHARGES

          In the first and third quarters of 1999, the Company implemented two restructuring programs of its business operations. In that connection, the Company recorded writedowns of inventories (included in cost of goods sold) of approximately $16.6 million and $8.9 million in the first quarter and third quarter, respectively, pertaining mostly to the Company's decision to eliminate a number of products.

          The restructuring charges in the first and third quarters amounted to $11.2 million and $12 million, respectively. These charges were comprised of writedowns of receivables in the first quarter of $4.6 million, writedowns of fixed assets of $1.6 million and $5.7 million in the first quarter and third quarter, respectively, and severance charges and lease and other contract termination costs of $5 million and $6.2 million in the first quarter and third quarter, respectively. The majority of the restructuring charges related to the Company's divisions in the U.S.

          As of September 30, 1999, the unutilized accrual amounted to $8.5 million. It is expected that the restructuring programs will be substantially completed by the end of March 2000.

NOTE 4 -  GEOGRAPHICAL SEGMENTS

          The company's activities fall within two reporting geographical segments: the U.S.A. and the rest of the world (ROW). The following table sets forth segment information for three month and nine month periods ended September 30, 1999 and 1998 (in thousands):

                            FOR THE THREE            FOR THE NINE
                             MONTHS ENDED             MONTHS ENDED
                             SEPTEMBER 30             SEPTEMBER 30
                          1999         1998        1999        1998
Revenues
  U.S.A.                 $  9,046    $ 30,676     $ 37,369    $ 99,376
  ROW                    $ 21,267    $ 23,171     $ 64,663    $ 77,624
    Consolidated           30,313      53,847      102,032     177,000

Operating income (loss)
  U.S.A.                 $(33,332)   $ (3,940)    $(91,943)   $(11,879)
  ROW                      (9,195)     12,027       (1,376)     47,963
    Consolidated (1)      (54,844)      8,087     (119,234)     36,084

Financing income, net       1,707         803        1,330         962
Nonrecurring expenses           -           -            -      28,951
Income (loss) before
  income taxes         $  (53,137) $    8,890   $ (117,904) $    8,095

                                                     SEPTEMBER 30
                                                   1999        1998

Identifiable Assets
  U.S.A.                                        $   58,763  $  112,555
  ROW                                              128,928     210,770
    Consolidated (2)                            $  197,943  $  337,347


          (1) Includes unallocated corporate expenses of $12,317 and $25,915 for three month and nine month periods ended September 30, 1999. These include $426 of proxy expenses and $11,891 of other expenses for the three month period and $3,274 of Proxy expenses and $22,641 of other expenses for the nine month period.

          (2) Includes investments in companies and other assets not allocable to a particular segment of $10,252 as of September 30, 1999 and $14,022 as of September 30, 1998.

NOTE 5 -  CONTINGENT LIABILITIES

          (1) In September 1995, Laser and SLI (Laser's subsidiary in the U.S.A.) instituted a patent infringement suit against a California company, which counterclaimed for declaratory judgment of patent invalidity, unenforceability and non-infringement. Subsequently, such company also filed a complaint against Laser and SLI for claims under the Federal anti-trust laws, federal unfair competition law (Lanham Act) and California state laws, requesting a judgment for damages of not less than $20 million.

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

               Company management is unable to predict the final outcome of these claims. However, management intends to defend this action vigorously, including its appeal from the Court's award of Summary Judgement. Oral arguments for Laser Industries' appeal of the District Court's ruling of patent invalidity, has been set for December 8, 1999 before the United States Court of Appeals for the Federal Circuit.

          (2) In late 1998 the Company and one of its officers were named in a series of securities class action lawsuits. These lawsuits have now been consolidated before the United States District Court for the Southern District of New York. In addition to the Company and certain of the Company's officers and directors who have been named as defendants, the consolidated complaint names certain former officers and directors of the Company's Laser Industries Ltd. subsidiary as defendants. The actions seek damages and attorneys fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998. Management of the Company believes that the Company's directors and officers' liability insurance applies to the claims made in this consolidated action and has informed the Company's insurance carrier of the claims. (The insurance carrier has agreed to assume the defense of action while reserving all of its rights under the applicable insurance policy).The Company has until the end of November 1999 to answer, move or otherwise respond to the consolidated amended complaint.

          (3) On November 9, 1998, Light Age, Inc. ("Light Age") instituted a statement of claim and an application for preliminary injunction in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking injunctions against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. On January 25, 1999, the Company, along with three affiliated entities, brought an action in the Superior Court of New Jersey, Somerset County, against Light Age, Inc. entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc., Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On July 1, 1999, the U.S. Court granted defendant Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. To date, the arbitration has not progressed beyond the demand stage. Pending the outcome of the U.S. arbitration, Light Age and the Company agreed to file a motion to stay the proceedings in Tel-Aviv. On October 14, 1999, the Tel-Aviv Court confirmed the motion as requested and stayed the proceedings.

          (4) On December 31, 1998, the Company and Luxar were named as defendants in an action filed in the United States District Court for the Southern District of Florida (the "Florida Court"), entitled LPG USA, Inc. v. ESC Medical Systems, Ltd. and Luxar Corporation, Civ, No. 98-7509 (S.D. Fla.). Discovery closes on December 1, 1999, and a trial is currently scheduled to begin the week of January 14, 2000. The action alleges violations of the Lanham Act (including false advertising and trade dress infringement) and related state laws (including trade secret and unfair competition laws). The plaintiffs in the action are seeking an injunction and monetary damages of an unspecified amount. The Company and Luxar filed an answer which also asserted counterclaims for intentional interference with business relationships and prospective business relationships, trade libel and product disparagement, Lanham Act violations, unfair competition and related counterclams.

          (5) The Company and its subsidiaries are involved in further legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, each of these matters individually is not likely to materially affect the Company's consolidated financial position.

          An accrual in the amount of $4.5 million has been recorded in other expenses to cover estimated probable losses arising from the abovementioned legal proceedings. The Company is not presently able to estimate any additional loss that may be reasonably possible, in addition to the amount accrued. The Company reassesses these matters as new facts are brought to its attention.


NOTE 6 -  WRITEOFF OF OTHER ASSETS

          In connection with the evaluation of certain intangibles, the Company recorded a writeoff of goodwill and other intangibles in the amount of $6.3 million in the second quarter of 1999 and $9.6 million in the third quarter of 1999. These writeoffs are included in other expenses in the statement of operations.


NOTE 7 -  PROXY EXPENSES

          In connection with the director election contest held during the second quarter, the Company has incurred expenses of $1.8 million. In addition, in accordance with the resolution of the Board of Directors of the Company in a meeting held on September 23, 1999, all cost and expenses of Messrs. Genger and Gottstein and their affiliates in connection with the director election contest shall be reimbursed by the Company promptly on submission of invoices therefor. The reimbursement is subject to refund should such reimbursement not be approved by the shareholders. Messrs. Genger and Gottstein have submitted to the Company invoices in the amount of $1.5 million which have been included in proxy expenses.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ESC Medical Systems Ltd. ("ESC" or the "Company") is a world leader in the design, manufacture, marketing and servicing of a broad range of medical devices that incorporate proprietary intense pulsed light technology, state-of-the-art lasers and accessories as well as other technologies. The Company's systems incorporate these technologies for applications in aesthetic dermatology, plastic and re-constructive surgery, ear, nose and throat procedures and oral and dental surgery, among others. The Company's systems are designed for use in a variety of medical environments, ranging from physicians' offices to acute care hospitals.

In this Report, unless the context otherwise requires, all references to the "Company" are to ESC Medical Systems Limited, an Israeli corporation and its direct and indirect wholly owned subsidiaries.

On September 14, 1999 the Board of Directors approved a comprehensive restructuring program designed to align the Company's cost structure with its revenue capabilities, while capitalizing on the market potential of its innovative light technology products, including products in various development and regulatory stages.

The restructuring plan was developed by the Company's senior management team, together with the consulting firm of McKinsey & Company. The vast majority of the plan should be implemented by the close of the quarter ended March 31, 2000. Under the plan, ESC Medical Systems will:

     . Continue to reduce or eliminate certain fixed and variable costs from the organizational structure. If those cost savings would have been implemented prior to January 1, 1999, management estimates that expenses would have been over $40 million lower as compared to annualized revenue and expense levels in the first half of the year. The cost reductions include over $25 million in selling, general and administrative expenses not considered essential to the continued growth of sales.

     . Reduce headcount in certain departments, adjust certain employee compensation plans and reduce non-core R&D expenditures.

     . Bring the selling and marketing team closer to the customers and markets being served.

     . Reorganize the internal reporting structure of the Company in a manner intended to provide all management levels with greater visibility.


A number of personnel changes took place during the quarter, some of which were related to the restructuring. Changes included the replacement of the Company's CFO and the formation of three geographic business units for aesthetic and surgical sales. Other vice president level positions were eliminated. The Company expects to be fully organized by geographic business unit by January 2000.

The headcount of the Company as of October 31,1999 was 754 down from 854 on June 30, 1999. As of November 10, 1999, 84 employees were on notice that they will be laid off.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 (In thousands of U.S. Dollars)

NET SALES. The Company's net sales decreased by 44% to $30,313 for the three months ended September 30, 1999 compared to $53,847 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net sales decreased by 42% to $102,032 compared to $177,000 for the comparable period in 1998.

Most of the decrease in sales is attributable to decreased unit sales and lower selling prices in the U.S. aesthetic markets. Net sales in the U.S. decreased by 70% for the three months ended September 30, 1999 from the comparable period in 1998, compared with a decrease of 8% for the same period in the rest of the world. The Company increased its reserves for sales returns by $2,450.

GROSS PROFIT. Gross profit decreased by 88% to $4,313 for the three months ended September 30, 1999 from $35,583 for the three months period ended September 30, 1998. Gross profit for the nine months ended September 30, 1999 decreased by 80% to $ 23,470 from $116,380 for the nine months ended September 30, 1998. Excluding write off of inventory and other reserves gross profit for the three and nine months ended September 30, 1999 was $13,955 and $53,520 respectively.

RESEARCH AND DEVELOPMENT COSTS, NET. Net research and development costs decreased by 25% to $3,426 for the three months ended September 30, 1999 from $4,576 in the three month ended September 30, 1998. For the nine months ended September 30, 1999, net research and development costs decreased by 6% to $12,678 from $13,511 for the comparable period in 1998. The decrease in research and development costs, net is due to reduction in staff and lower material consumption.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses decreased by 14% to $16,734 for the three months ended September 30, 1999 compared to $19,521 for the same period in 1998. For the nine months ended September 30, 1999, marketing and selling expenses increased 1% to $56,068 from $55,467 for the comparable period in 1998. The decrease in the third quarter expense was due to a lower sales level and reduction in staff.

ADMINISTRATIVE AND GENERAL EXPENSES. Administrative and general expenses increased by 332% to $14,692 for the three months ended September 30, 1999 from $3,399 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, administrative and general expenses increased 119% to $24,809 from $11,318 for the comparable period in 1998.

Administrative and general expenses for the three month period ending September 30, 1999 include bad debt charges of $10,780 and litigation expenses of $2,800.

RESTRUCTURING COSTS. In the quarter ended March 31, 1999, the Company developed and started the implementation of a restructuring plan. In connection with that restructuring plan, the Company recorded in the first quarter charges of $11,246 related to its sales and marketing operations and $16,608 related to inventory write-off (included in the cost of goods sold).

In the third quarter of 1999, the Company commenced another restructuring program. In that connection, the Company recorded writedowns of inventories (included in cost of goods sold) of approximately $3,100. The restructuring charge amounted to $12 million is comprised of writedowns of fixed assets of $5.7 million and severance charges and lease contract termination of $6.2 million. The majority of the restructuring charge related to the company's divisions in the USA. The restructuring program provides for a reduction of approximately 58 employees. In addition the Company recorded $8,337 of expenses associated with the same plan which was charged to operating and income tax expense. The Company expects about another $5,000 charges related to the restructuring plan through the year 2000.

PROXY EXPENSES. The $3,274 of expenses incurred during 1999 in connection with the director election include an expected reimbursement of certain shareholder expenses, in accordance with the resolution of the Board of Directors of the Company in a meeting held on September 23, 1999 which resolved that "all cost and expenses of Messrs. Arie Genger and Barnard J. Gottstein and their affiliates in connection with the directors election contest shall be reimbursed by the Company promptly on submission of invoices therefore subject to refund when such reimbursement is submitted to shareholders and not approved by such shareholders at a meeting noticed for such purpose". Messrs. Genger and Gottstein have submitted to the Company invoices for a sum of approximately $1,510. The officers and directors of the Company at the time incurred expenses of $1,764, those expenses were charged to the Company.

OTHER EXPENSES. For the three months ended September 30, 1999, other expenses were $11,891 comprised mainly of the following: (i) $9,642 intangible assets write off related to goodwill from acquisitions and (ii) a provision of $1,250 related to the fee of McKinsey & Co.

OPERATING INCOME (LOSS). For the three months ended September 30, 1999, operating loss was $54,844 compared to operating income of $8,087 for the same period in 1998. For the nine months ended September 30, 1999, operating loss was $119,234 compared to operating income of $36,084 for the same period in 1998.

FINANCING INCOME (EXPENSES), NET. For the three months ended September 30, 1999, financing income was $1,707 compared to financing income of $803 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, financing income was $1,330 compared to financing income of approximately $962 for the comparable period in 1998. The primary reasons for the change in net financing income were a decrease in interest income, foreign currency exchange gain and gain on repurchases of 7,896 of the companys 6% subordinated convertible notes.

INCOME TAXES. Income taxes was $2,995 for the three months ended September 30, 1999 compared to $850 for the three months ended September 30,1998. For the nine months ended September 30, 1999, income taxes was $3,693 compared to $3,028 for the same period in 1998. For 1999 income taxes included write offs of deferred tax assets for the net amount of $2,383.

NET INCOME(LOSS). As a result of the foregoing factors, the Company's net loss was $56,132 for the three months ended September 30, 1999 compared to net income $8,040 for the three months ended September 30,1998. For the nine months ended September 30,1999, net loss was $121,597 compared to net income of $5,067 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of September 30, 1999, the Company had cash and cash equivalents of approximately $22,076 compared to approximately $42,950 on December 31, 1998. The decrease of $20,874 is mainly attributable to (i) the repurchase of the Company's 6% Convertible Notes for $5,205; (ii) the repurchase of shares of the Company's common stock for $4,006; (iii) the decrease of short-term bank debt by $2,207; (iv) the use of cash for operational activities in the amount of $32,486; and (vii) capital expenditures totaling $1,559, all offset partially by the maturing of long term investments in an amount of $24,550.

Despite the expected negative cash-flow over the next nine months, the management of the Company believes that available cash and borrowing power will be sufficient over at least the next 12 months to meet its presently anticipated day-to-day operating expenses, material commitments, working capital and capital expenditures including those in connection with the restructuring plan currently being developed, announced share repurchase program and possible continued purchase of the 6% subordinated convertible notes.

INVESTING ACTIVITIES
(in thousands of dollars)

For the nine months ended September 30, 1999 cash provided by investing activities was approximately $22,991. The primary changes in the Company's investing activities were the maturity of $24,550 in long-term investments which was used in operations activities and use of cash of approximately $1,559 to purchase fixed assets.

FINANCING ACTIVITIES
(in thousands of dollars)

For the nine months ended September 30,1999 cash used in financing activities was $11,379. The primary financing activities of the Company included (i) the repurchase of shares of the Company's Common Stock for $4,006, (ii) the repurchase the Company's 6% Convertible Notes for $5,205 and (iii) the payment of short-term and long term bank loans totaling $2,329.

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

The inventory and assessment phases are complete for critical internal information technology (IT) systems and the Company has completed over 90% of the remediation phase of these systems as of September 30, 1999.The Company anticipate to complete 100% of the remeditaion phase for IT systems by the end of December, 1999. The inventory and assessment and remediation phases for non-IT systems (including production facilities worldwide) is substantially complete.

The remediation process includes both the upgrading of existing systems and the replacement of various critical systems. All critical aspects of the Company's Year 2000 compliance program are believed to be in place. The Company has also included a complete list of its products, and the status of their Year 2000 readiness, on the Company's official web site (www.escmed.com).

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

Contingency plans (including the substitution of systems, use of manual methods and other means to prevent the failure of critical systems from having a material effect on the Company) are in place, particularly for high-risk areas such as those involving supplier and product management. Third party-based contingency plans, including securing alternate suppliers and alternate lines of communication with customers and suppliers, as well as advance ordering and staging of materials, have been developed to address the risks of noncompliance.

As of September 30, 1999 the Company has spent $70,000 on its Year 2000 compliance program. The total costs of the Year 2000 compliance program are not expected to exceed $100,000. All expenditures are funded by working capital expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

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

CAUTIONARY STATEMENTS

Certain statements made in this Form 10-Q reflect the Company's estimates and beliefs and are intended to be, and are hereby identified as, `forward looking statements' for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) risks associated with the Company's dependence on a limited number of products; (2) uncertainty of market acceptance of the Company's products; (3) limited number of customers for the Company's products; (4) risks of downturns in economic conditions generally, and in the health care industry specifically; (5) risks associated with competition and competitive pricing pressures; (6) risks associated with uncertainty of the Companies ability to timely consume the restructuring plans, including the reduction in head-count, and (7) other risks described in the Company's filings with the Securities and Exchange Commission.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

The cost of the Company's operations in Israel is influenced by the extent to which any increase in the rate of inflation in Israel compared to the currencies of its markets (the "Revenue Currencies", mainly the U.S. Dollar and Euro) is not offset (or is offset on a lagging basis) by the devaluation of the New Israeli Shekel (NIS) in relation to those currencies. Inflation in Israel will likely have a negative impact on the profitability of the Company of contracts under which the Company is to receive payment in revenue currencies, unless such inflation is offset by a devaluation of the NIS. Inflation in Israel and currency fluctuations will also have a negative effect on the profitability to the Company of fixed price contracts under which the Company is to receive payments in NIS.

A devaluation of the NIS in relation to the U.S. Dollar (the "Dollar") will have the effect of decreasing the dollar value of any assets of the Company which consist of NIS (unless such assets are linked to another currency). Such a devaluation would also have the effect of reducing the Dollar amount of any liabilities of the Company which are payable in NIS (unless such payables are linked to another currency). Any increase in the value of the NIS in relation to the Dollar will have the effect of increasing the Dollar value of any unlinked NIS assets of the Company and the Dollar amount of any unlinked NIS liabilities of the Company.

To reduce foreign exchange exposure, a significant portion of the Company's expenditures, including in Israel, are in Dollars or are Dollar linked.

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

------------------------------------------------------
                       FY 1999    FY 2000   Total
------------------------------------------------------
Cash and Cash          22,076        --     22,076
Equivalents  ($)
------------------------------------------------------
Average Interest Rate  4.85%         --
------------------------------------------------------
Investments ($)        22,140     44,624    66,764
------------------------------------------------------
Average Interest Rate  6.10%      6.20%
------------------------------------------------------
TOTAL PORTFOLIO  ($)   42,216     44,624    88,840
------------------------------------------------------

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for estimated credit losses.

The carrying amounts of cash, investments, receivables and accounts payable approximate fair value.


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS


The Company is a party to various legal proceedings incident to its business. Except as noted below and as noted in the Company's quarterly report for the period ended June 30, 1999, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

The Company has been named in a number of purported class action securities lawsuits filed in the fall of 1998 that have now been consolidated in the United States District Court for the Southern District of New York. The consolidated action is known as In Re ESC Medical Systems Ltd. Securities Litigation, Case No. 98 Civ. 7530 (MBM). The Company is required to answer, move or otherwise respond to the Consolidated Amended Complaint by November 23, 1999. No discovery has been conducted.

The Company's Laser Industries Ltd ("Laser Industries") and Sharplan Laser, Inc. subsidiaries are parties to an action entitled Laser Industries Ltd. and Sharplan Lasers, Inc. v. Reliant Technologies, Inc. currently pending before the United States District Court for Northern District of California. Oral arguments for Laser Industries' appeal of the District Court's ruling of patent invalidity, has been set for December 8, 1999 before the United States Court of Appeals for the Federal Circuit.

On November 9, 1998, Light Age, Inc. ("Light Age") instituted a statement of claim and an application for preliminary injunction in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking injunctions against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. On January 25, 1999, the Company, along with three affiliated entities, brought an action in the Superior Court of New Jersey, Somerset County, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc., Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On July 1, 1999, the U.S. Court granted defendant Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. To date, the arbitration has not progressed beyond the demand stage. Pending the outcome of the U.S. arbitration, Light Age and the Company agreed to file a motion to stay the proceedings in Tel Aviv. On October 14, 1999, the Tel Aviv Court confirmed the motion as requested and stayed the proceedings.

On December 31, 1998, the Company and Luxar were named as defendants in an action filed in the United States District Court for the Southern District of Florida (the "Florida Court"), entitled LPG USA, Inc. v. ESC Medical Systems, Ltd. and Luxar Corporation, Civ. No. 98-7509 (S.D. Fla.). Discovery closes on December 1, 1999, and a trial is currently scheduled to begin the week of January 14, 2000.

On July 1, 1998 an action was filed by Richard Fitzpatrick, M.D. and Mitchell Goldman, M.D. against the Company in the Superior Court in San Diego County, California. On September 2, 1999, the parties reached a complete settlement of this action in a settlement conference held before Magistrate Judge James Stiven. That settlement has now been concluded with a formal settlement agreement executed by all parties. The settlement agreement requires that the terms of the settlement be kept confidential by the parties and, therefore, the terms are not set forth herein. The settlement did not have a material effect on the Company's results for the third quarter of 1999. A dismissal of Plaintiffs' claims and ESC's counterclaims was filed on October 20, 1999. Thus, this matter is concluded.

On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company in the State District Court in Harris County, Texas. Dr. Urso alleges a number of causes of action including, breach of contract, breach of warranty, product liability, misrepresentation and violations of the Texas Deceptive Trade Practices Act. The complaint purports to be filed on behalf of a national class. The Company has taken steps to remove the case to Federal court and intends to vigorously deny all allegations and challenge Plaintiff's class certification motion when it is filed.



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

10.1       Agreement, dated as of June 29,   Filed with this document
           1999, between the Company and
           Yacha Sutton

27         Financial data schedules          Filed with this document


(2) Reports on Form 8-K

During the three-month period ended September 30, 1999, the Company filed one Current Report on Form 8-K under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. The report was filed on August 4, 1999 and incorporated a letter to shareholders dated August 4, 1999.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ESC Medical Systems Ltd.

                                          /s/  Sagi A. Genger
                                          -----------------------------
      Date: November 14, 1999             By: Sagi A. Genger
                                          (Chief Financial Officer,
                                          and Duly Authorized Officer)


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

10.1       Agreement, dated as of June 29,   Filed with this document
           1999, between the Company and
           Yacha Sutton

27         Financial data schedules          Filed with this document