Form 10-K
period 1999-12-31
ESC MEDICAL SYSTEMS LTD
filed 2000-03-30
CIK 1004945

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999, or


      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____ to _____

                      Commission file number: 0-13012

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

Securities Registered pursuant to Section 12(b) of the Act:  None.

                                                   Name of exchange
Title of each class                                on which registered
-------------------                                -------------------
          None                                            None

Securities registered pursuant to Section 12(g)of the Act:

               Ordinary Shares, NIS 0.10 par value per share
               ----------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of Ordinary Shares, NIS 0.10 par value per share, of the registrant outstanding as of March 17, 2000 was 27,629,017.

The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the Ordinary Shares on March 17, 2000 as reported on the Nasdaq National Market, was approximately $336,513,374. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 1999. This determination of affiliate status is not a conclusive determination for other purposes.


                    Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated herein by reference in response to items 10 through 13 in Part III of this report.


ITEM 1.    BUSINESS.

GENERAL

ESC Medical Systems Ltd. ("ESC" or the "Company") is a world leader in the design, manufacture, and marketing of a broad range of pulsed light and laser-based systems for the aesthetic and medical communities. The Company is a pioneer in bringing new technologies and applications to these market segments. ESC offers a broad line of products making ESC one of the largest companies in each of its market segments. The primary markets served include dermatology, plastic surgery, cosmetic surgery, general surgery, ear, nose and throat (ENT), gynecology, oncology, urology, orthopedics, veterinary medicine, oral surgery and dentistry.

The Company was incorporated in Israel on December 21, 1991. In January 1996, the Company completed an initial public offering ("IPO") in the United States. Since its IPO, the Company has raised both equity and debt finance in the public capital market.

The Company has historically expanded its product line through internal development, joint ventures and strategic business acquisitions. The most significant of those transactions was the acquisition of Laser Industries Limited ("Laser Industries"), completed in February 1998. In particular, the Company seeks products that enhance its ability to adapt to changing market needs.

Unless the context otherwise requires, all references to the Company or ESC shall mean ESC and each of its subsidiaries.

MARKET FOCUS

The Company's systems are designed for use in a variety of medical environments, as well as aesthetic salons and clinics. The principal target markets for the Company's aesthetic products are physicians with private practices or clinics, as well as leading beauty/hair removal centers. These are customers who wish to tap into the vanity market and are looking to increase their revenues and reduce dependence on reimbursements. The target market for the Company's surgical products are hospitals and outpatient clinics that use lasers for surgical procedures.

TECHNOLOGY

Most of the Company's products are based on proprietary technologies using intense pulsed light ("IPL") or state-of-the-art laser applications pioneered by the Company.

INTENSE PULSED LIGHT TECHNOLOGY. The Company offers several products that incorporate patented proprietary IPL technology. Applications of the Company's IPL products are primarily aimed at the private aesthetic markets and include: hair removal; non-invasive treatment of varicose veins and other benign vascular lesions; and removal of benign pigmented lesions; such as age spots and tattoos. The products include: MultiLight for vascular and pigmented lesions; VascuLight for both deep and superficial vascular lesions and pigmented lesions; and EpiLight Hair Removal System for hair removal. The Company introduced the AestiLight, a compact, lightweight, IPL hair removal system to selected markets outside the United States in 1999. The Company has recently introduced several upgrades and added features to its existing product line.

LASER TECHNOLOGY. The Company offers many laser systems, utilizing CO2 ruby, alexandrite, Nd:YAG, erbium, holmium and diode technologies. The lasers come in a variety of sizes and power levels designed to serve a broad range of medical procedures in physician offices, out-patient clinics and hospitals. In addition, the Company offers over 500 application-driven laser accessories designed for integration with its laser systems. Many of these accessories are disposables, which generate recurring revenue.

PHOTODYNAMIC THERAPY (PDT). The Company has developed two systems using PDT, both of which are saleable internationally, but have not been cleared for use in the United States by the Food and Drug Administration. The Company holds exclusive worldwide rights to patented technology in the PDT field, which are intended for use in the treatment of malignant and benign skin and other tumors.

PRODUCTS AND APPLICATIONS

AESTHETIC APPLICATIONS. The Company's main focus in the past years has been in the quickly growing aesthetic market, responding to the public's demand to look better. The primary applications for ESC products are: hair removal; removal of benign vascular lesions, including leg veins, spider veins on legs and face, rosaceae and other red spots; removal of benign pigmented lesions including brown spots, age spots, sunspots and tattoos; skin rejuvenation and wrinkle removal; and cellulite therapy. In 1999, aesthetic applications accounted for 53% of the Company's revenues.

SURGICAL APPLICATIONS. Laser Industries, which was acquired by the Company in 1998, has been a leading force in the surgical applications marketplace for close to thirty years, with a wide range of product offerings. In 1999, surgical applications accounted for 22% of the Company's revenues. The major specialties include:

        EAR, NOSE AND THROAT (ENT). The Company has pioneered several applications for ambulatory and operating room procedures including snoring and nasal airways. The most recent product introduced to the ENT market is OtoLam, for replacing the tubes inserted into children's ears when suffering from otitis media. These chronic ear infections affect 20% of all children.

        GYNECOLOGY. The Company offers several systems for various gynecologic applications including laparoscopy, endometrial ablation, microsurgery and tubal infertility and lesions of the lower genital tract. The Company's newest product, GyneLase, treats menorraghia, excessive menstrual bleeding, using an in-office procedure of endometrial ablation. Menorraghia affects 20% of all menstruating women.

        NEUROSURGERY. The Company offers lasers and accessories for brain tumor and disk microsurgery, and neuroendoscopy.

        ORTHOPEDICS. The Company offers a Holmium laser system for orthopedic surgical procedures, including knee and shoulder arthroscopic procedures.

        UROLOGY. The Company offers a variety of Nd:YAG lasers in varying power ranges and a broad range of fiber delivery devices for laser treatment of the bladder, urethra, prostate and external genitalia. In addition, the Company offers urologists its Holmium laser for lithotripsy (a laser procedure which results in the breakage of kidney, urethra and bladder stones) and for various soft tissue procedures.

        VETERINARY. The Company has developed a compact, easy to use CO2 laser for the veterinary market. The many surgical applications include: removal of cysts, tumors and warts; specialized internal procedures, neutering, spaying and declawing.

ORAL SURGERY AND DENTAL APPLICATIONS. The Company has developed several dental lasers to enable dentists to perform hard and soft tissue applications including drilling, cavity preparation, gum trimming and periodontic procedures, as well as teeth whitening.

INDUSTRIAL APPLICATIONS. The industrial unit develops and sells a number of different laser systems for specialized applications based upon customer requests. As part of the restructuring program, as described under in Item 7 below, Surgilase of Providence, Rhode Island, an industrial division of Sharplan Laser Inc. in the United States, was integrated into Spectron UK so that it could function as the United States sales and marketing arm of Spectron UK.

PRODUCTS UNDER DEVELOPMENT

In order to maintain its competitive position, the Company believes it is imperative to develop new products and introduce new technologies.

        INTENSE PULSED LIGHT PRODUCTS (IPL). The Company is continuously expanding the applicability of its IPL products. The Company has developed an upgrade policy enabling its existing IPL customers to enhance the capability of their (PhotoDerm) MultiLight, VascuLight and EpiLight units. The Company is developing additional applications for these devices and enhancing their safety and effectiveness for a variety of aesthetic applications.

        SURGICAL PRODUCTS. Several novel surgical applications are under development. These include, among others, lithotripsy with a Holmium laser, nasal office procedures for breath improvement with a CO2 compact laser and the treatment of very deep veins with a novel disposable catheter.

        DENTAL PRODUCTS. The Company is developing a range of dental lasers to enable dentists to treat hard tissue and soft tissue applications. The most recent product that completed its development and was introduced to markets outside of the United States is the Opus 20. This device enables the dentist to perform hard tissue drilling at speeds equal to high speed mechanical drills. The advantage of this device is its painless application. The Company is also developing a variety of hand-pieces and accessories for its dental lasers.

BUSINESS STRATEGY

The Company intends to maintain its leadership position in the aesthetic and surgical markets by providing leading edge high quality systems, accessories and service. While its primary markets are cosmetic medical practitioners and surgeons, the Company intends to broaden its sales channels and product offerings to reach a wider audience for its products. The Company intends to use the resources at its disposal to ensure that it can compete effectively in each of the markets it has targeted.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Please refer to Note 14 of the Financial Statements with respect to financial information about industry segments.

MARKETING, DISTRIBUTION AND SALES

As part of the restructuring (referred to in Item 7 hereafter) which took place during 1999, the Company set up five business units that enable it to address its markets more effectively. Three of the business units handle the aesthetic and surgical markets and are organized geographically. The other two units are the Dental Unit and the Industrial Unit. Each business unit employs a variety of distribution channels such as direct sales by Company personnel, independent representatives, and regional distributors, depending upon the nature of the marketplace.

ESC Americas handles aesthetic and surgical sales for the Company in the United States, Canada and South America. There is a direct sales force in the United States in addition to distributors in the United States, Canada and South America.

ESC Europe coordinates aesthetic and surgical sales for the Company's European subsidiaries, in the United Kingdom, France, Italy, and Germany, as well as sales via distributors in other European countries, the Middle East and Africa.

ESC Asia coordinates aesthetic and surgical sales for the Company's subsidiary in Japan, with a direct sales force as well as distributors in Southeast and Northeast Asia.

The Dental Unit is setting up an international sales network made up primarily of distributors and independent sales agents.

The Industrial Unit designs, manufactures and sells its products using a direct sales force located in the United Kingdom and United States.

The Company's marketing and distribution practice is based upon the manufacture and delivery of products to customers based upon specific orders received from its customers. On average, the Company delivers a customer order within two to three weeks of receipt of the order and therefore, does not have, and does not rely upon, any material backlog.

Generally, the Company sells more of its products during the second and the fourth fiscal quarters as compared with the first and third fiscal quarters. The Company believes that this is because during the third fiscal quarters many of the Company's physician customers take summer vacation and during the first fiscal quarter many hospitals and medical organizations have yet to assess their needs and budget for the upcoming year.

BREAKDOWN OF NET SALES BY REGION



                                              FOR THE YEAR ENDED
                                                   DECEMBER 31
                                          (dollar amounts in thousands)
                                 -----------------------------------------------
                                    1 9 9 9         1 9 9 8          1 9 9 7
                                 --------------  --------------  ---------------

North America..................      $   51,223       $ 117,377        $ 109,687
Europe.........................          40,774          69,968           43,167
Asia...........................          33,662           9,375           16,051
Central and South America......           4,079          13,655           17,671
Other..........................          12,413          14,831            7,407
                                 --------------  --------------  ---------------
                                      $ 142,151       $ 225,206        $ 193,983
                                 ==============  ==============  ===============

To assist customers in financing their purchases of the Company's products, the Company or its distributors may introduce them to one of a number of independent leasing companies. As is common in this industry, a substantial portion of the Company's sales are completed in the last few weeks of each calendar quarter.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's products are manufactured from a large number of parts, using standard components and subassemblies supplied by subcontractors and vendors to the Company's specifications.

The Company's policy is to maintain more than one source for each of its major components, to the extent possible, although in some cases parts are supplied by a sole source. Due to their sophisticated nature, certain components must be ordered three to four months in advance, resulting in a substantial lead time for each production run. In the event that such limited source suppliers are unable to meet the Company's requirements in a timely manner, the Company may experience an interruption in production until an alternate source of supply can be obtained.

The Company uses an outsourcing vendor to store and stock its raw material inventory.

The Company orders raw materials, including optical and electronic parts, which it sends in kits to subcontractors for assembly of components and subassemblies. Assembly (in part), integration, and quality assurance of the components and subassemblies are conducted at the Company's manufacturing facilities. In some cases, quality is tested on-site at the subcontractor's facility.

RESEARCH AND DEVELOPMENT

The Company's research and development strategy is to develop high-quality products and related accessories to maintain ESC's competitive advantage. The Company's research and development expenses, net of participations by the Israeli Office of the Chief Scientist, were approximately $15.35 million in 1999, $18.68 million in 1998 and $17.37 million in 1997. The Company believes that the close interaction between its research and development, marketing, and manufacturing groups allows for timely and effective realization of the Company's new product concepts.

ESC receives certain grants and tax benefits from, and participates in, programs sponsored by the Government of Israel.

Israeli tax law permits, under certain conditions, a tax deduction in the year incurred for expenditures (including capital expenditures) in scientific research and development projects, if the expenditures are approved by the relevant Israeli Government Ministry (determined by the field of research), and the research and development is for the promotion of enterprise and is carried out by or on behalf of a company seeking such deduction. Expenditures not approved as such are deductible over a three year period; however; grants made available to the Company by the Government of Israel are considered taxable income.

Under the Law for the Encouragement of Industrial Research and Development 1984 (the "Research Law"), research and development programs that are approved by a research committee and meet certain criteria are eligible for grants against payment of royalties from the sale of the products developed in accordance with the program. Regulations promulgated under the Research Law generally provide for the payment of royalties to the Office of the Chief Scientist of Israel ranging from 3% to 5% on sales of products developed as a result of a research project and so funded until 100% of the dollar-linked amount of the grant (carrying an interest rate at LIBOR) is repaid. The Research Law requires that the manufacture of any product developed as a result of research and development funded by the Israeli Government take place in Israel. It also provides that any know-how from the research and development, that is used to produce the product, may not be transferred to third parties without the approval of a research committee. Such approval is not required for the export of any products resulting from such research and development.

In connection with an initial program approved by the Office of the Chief Scientist, the Company and an Israeli subsidiary received participation payments from the State of Israel in the amount of approximately $275,000 for the year ended December 31, 1999. In return for the Government's participation payments, the Company and its subsidiary are obliged to pay in full royalties at a rate of 3% to 5% of sales of the developed product. As of December 31, 1999, the balance of the Company's outstanding obligation to the State of Israel in connection with the participation payments is approximately $6,234,000, which will be repaid to the government in the form of royalties on sales of those products that reach the market.

COMPETITION

ESC faces keen competition in its different market niches. Competition arises from utilizing other light products as well as alternate technologies. Competitors range in size from small single product companies to large multifaceted corporations, which may have greater resources than those available to the Company. Major competitors in the aesthetic market place are: Coherent, Inc., Candela Corporation, Cynosure, Inc., and Laserscope, Inc.

In addition, the Company competes in a market subject to rapid technological change. The entry of new companies or new technologies could have a material adverse effect on the Company.

PATENTS AND INTELLECTUAL PROPERTY

The Company has obtained and now holds approximately 84 patents in the United States and approximately 38 additional patents outside of the United States, and has applied for approximately 34 and 64 additional patents in the United States and outside of the United States, respectively. In general, however, the Company relies on its research and development program, production techniques and marketing and service programs to advance its products. The Company also licenses certain of its technologies from third parties pursuant to various license agreements. Patents filed both in the United States and Europe have a life cycle of twenty years from the filing date. However, patents filed in the United States prior to June 1995 expire either twenty years from filing or seventeen years from issue date. None of the Company's material patents are expected to expire in the near future.

Technologies related to the Company's business, such as laser and IPL technologies, have been rapidly developing in recent years. Numerous parties have sought patent protection on developments in these technologies.

The Company's policy is to obtain patents by application, license or otherwise, to maintain trade secrets and to operate without infringing on the intellectual property rights of third parties. Loss or invalidation of certain of these patents, or a finding of unenforceability of certain of the Company's license agreements with respect to many third party patents, could have a material adverse effect on the Company. The patent position of many inventions in the areas related to the Company's business is highly uncertain, involves many complex legal, factual and technical issues and has recently been the subject of litigation industry-wide. There is no certainty in predicting the breadth of allowable patent claims in such cases or the degree of protection afforded under such patents. As a result, there can be no assurance that patent applications relating to the Company's products or technologies will result in patents being issued, that patents issued or licensed to the Company will provide protection against competitors or that the Company will enjoy patent protection for any significant period of time.

It is possible that patents issued or licensed to the Company will be successfully challenged, or that patents issued to others may preclude the Company from commercializing its products under development. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others, if required, can be lengthy and expensive, and may result in a determination which is adverse to the Company. There can be no assurance that the products currently marketed or under development by the Company will not be found to infringe patents issued or licensed to others. Likewise, there can be no assurance that other parties will not independently develop similar technologies, duplicate the Company's technologies or, with respect to patents which are issued to the Company or rights licensed to the Company, design around the patented aspects of the technologies. Third parties could also obtain patents that may require licensing of their patented technology for the conduct of the Company's business.

Because of the rapid development of technologies which relate to the Company's products, there may be other patents which relate to basic relevant technologies and other technologies marketed by the Company. From time to time, the Company receives inquiries from third-parties contending that their patents are being infringed by the Company. If such third-parties were to commence infringement suits against the Company, and such patents were found by a court to be valid and infringed upon by the Company, the Company could be required to pay damages and make royalty payments. Depending on the nature of the patent found to be infringed upon by the Company, a court order requiring the Company to cease such infringement could have a material adverse effect on the Company.

GOVERNMENT REGULATION

The products manufactured and marketed by the Company are subject to regulatory requirements mandated by the United States Food and Drug Administration (FDA), the European Union and similar authorities in other countries. The Company believes that its principal products will be regulated as "devices" under United States Federal law and FDA regulations.

The process of obtaining clearances or approvals from the FDA and other regulatory authorities is costly, time consuming and subject to unanticipated delays.

Among the conditions for FDA approval of a medical device is the requirement that the manufacturer's quality control and manufacturing procedures comply with Good Manufacturing Practice (GMP), or the Quality System Regulations (QSR), which must be followed at all times. The GMP and QSR regulations impose certain procedural and documentation requirements upon a company with respect to design, manufacturing and quality assurance activities. These GMP and QSR requirements control every phase of design and production from the receipt of raw materials, components and subassemblies to the labeling of the finished product. It also includes the tracing of consignees after distribution as well as documentation of training, follow-up and customer complaint reporting. Design control was implemented by the FDA in 1998 as part of the QSR Quality Systems Requirements.

The Company received a Quality System Certification Award for being in compliance with ISO 9001. ISO 9001 is a globally recognized standard established by the International Standard Organization in Geneva, Switzerland and has been adopted by more than 90 countries worldwide. ISO 9001 embraces all principles of the GMP and QSR and is the most comprehensive of the quality assurance standards. ISO certification is based upon adherence to established quality assurance standards and manufacturing process control.

In 1998, the European Union (EU) determined that marketing or selling any medical product or devices with the European community required a CE Mark. The Company has complied with the EU standards and has received the CE Mark for all our Intense Light and Laser Systems.

A company is now required to obtain the CE Mark prior to sale of certain medical devices within the EU. It is the responsibility of member states to ensure that devices capable of compromising the health and safety of patients (and users) do not enter the market. Obtaining a CE Mark for medical devices is regulated according to the European Medical Device Directive. The medical device must comply with the requirements of the European Medical Device Directive that applies at each stage, from design to final inspection.

International sales are subject to specific foreign government regulation and those regulations vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

EMPLOYEES

As of December 31, 1999, the Company and its subsidiaries had 730 full-time employees. In Israel there are 280 employees, in the United States 274 employees, in Europe 152 employees and in Asia 24 employees. As of December 31, 1999, there were about 55 employees who had been given a notice of termination.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT

Please refer to Note 14 of the Financial Statements with respect to financial information about geographic areas of the Company's business.

The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its operations abroad. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions.

Within the EU, there has been an evolution toward a single market in pharmaceuticals, for which Economic and Monetary Union ("EMU"), including the adoption of the euro as a single currency, marks an important step. The Company has recognized the strategic significance of this development and has adopted the euro in the beginning of year 2000 for use in EMU markets. In this way, the Company is demonstrating its support for the European Community's industrial policy. The Company is continually seeking to take advantage of these opportunities to improve the efficiency and productivity of its EU operations.

For risks related to the Company's operations in Israel, see "Conditions in Israel."

CONDITIONS IN ISRAEL

GENERAL

The Company is incorporated under the laws of the State of Israel, and substantially all of its research and development and significant executive facilities are located in Israel. Accordingly, the Company is directly affected by political, economic and military conditions in Israel. Our operations would be materially adversely affected if major hostilities involving Israel should occur or if trade between Israel and its present trading partners should be curtailed.

POLITICAL CONDITIONS

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed. In addition, Israel and several Arab States have announced their intention to establish trade and other relations and are discussing certain projects. Israel has not entered into any peace agreement with Syria or Lebanon, and there have been difficulties in the negotiations with the Palestinians. We cannot be certain as to how the peace process will develop or what effect it may have upon the Company. Despite the progress towards peace between Israel, its Arab neighbors and the Palestinians, certain countries, companies and organizations continue to participate in a boycott of Israeli firms. The Company does not believe that the boycott has had a material adverse effect on the Company, but restrictive laws, policies or practices directed towards Israel or Israeli businesses may have an adverse impact on the expansion of the Company's business. Generally, all male adult citizens and permanent residents of Israel under a certain age are obligated to perform up to 39 days, or longer under certain circumstances, of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Currently, some of our senior officers and key employees are obligated to perform annual reserve duty. While we have operated effectively under these requirements since we began operations, no assessment can be made as to the full impact of such requirements on our workforce or business if conditions should change, and no prediction can be made as to the effect on us of any expansion or reduction of such obligations.

ECONOMIC CONDITIONS

Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. The Israeli government has, for these and other reasons, intervened in various sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and foreign currency exchange rates. Until May 1998, Israel imposed restrictions on transactions in foreign currency. These restrictions affected our operations in various ways, and also affected the right of non-residents of Israel to convert into foreign currency amounts they received in Israeli currency, such as the proceeds of a judgment enforced in Israel. Despite these restrictions, foreign investors who purchased shares with foreign currency were able to repatriate in foreign currency both dividends (after deduction of withholding tax) and the proceeds from the sale of the shares. In 1998, the Israeli currency control regulations were liberalized significantly, as a result of which Israeli residents generally may freely deal in foreign currency and non-residents of Israel generally may freely purchase and sell Israeli currency and assets. There are currently no Israeli currency control restrictions on remittances of dividends on the ordinary shares or the proceeds from the sale of the ordinary shares; however, legislation remains in effect pursuant to which currency controls can be imposed by administrative action at any time.

TRADE AGREEMENTS

Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is also a signatory to the General Agreement on Tariffs and Trade, which provides for reciprocal lowering of trade barriers among its members. In addition, Israel has been granted preferences under the Generalized System of Preferences from Australia, Canada and Japan. These preferences allow Israel to export the products covered by such programs either duty-free or at reduced tariffs. Israel has entered into preferential trade agreements with the European Union, the United States and the European Free Trade Association. In recent years, Israel has established commercial and trade relations with a number of the other nations, including Russia, China and India, with which Israel had not previously had such relations.

YEAR 2000 COMPLIANCE

The Company has not experienced any material Year 2000 computer or system related problems or any supply failures resulting from Year 2000 issues. In addition, the Company has not received any material Year 2000 complaints from any of its customers relating to products purchased from the Company.

ITEM 2.    PROPERTIES.

The Company's principal executive offices and principal engineering, development, manufacturing, shipping and service operations are located in a facility occupying an aggregate of approximately 30,000 square feet in Yokneam, Israel. In March 1996, the Company signed a ten-year lease on the facility in Yokneam from a non-affiliated lessor with annual lease payments of approximately $200,000 payable in NIS linked to the Israeli CPI. In March 1998, the Company signed an additional ten-year lease on a new facility in Yokneam occupying an aggregate of approximately 30,000 square feet.

The Company also leases approximately 32,500 square feet at the Atidim Science-Based Industrial Park, Neve Sharett, Tel Aviv, Israel which is primarily utilized for research and development operations. The term of the lease is for a period of one year ending in November 30, 2000, with an option to extend the lease for up to nine years thereafter.

During the second half of 1999, the Company had consolidated most of the manufacturing activities which were conducted at the Tel-Aviv facilities to the Company's Yokneam headquarters. In addition, the Company's research and development activities were reorganized, so that most of the research and development activity for aesthetic/cosmetic lasers and IPL products is conducted in Yokneam and most of the research and development activity for medical/surgical and disposable products activity is conducted in Tel-Aviv.

In addition, the Company, through its subsidiaries, maintains the following premises:


        UNITED STATES

        o ESC Medical Systems, Inc. Marketing and sales operations are located in a facility in Norwood, Massachusetts.

        o Sharplan Lasers, Inc. Service, marketing and sales operations are located in a facility in Allendale, New Jersey.

        o Luxar Corporation. Manufacturing, operations, administrative and research and development facilities are located in Bothell, Washington.

        o Applied Optronics Corporation. Manufacturing, operations and research and development facilities are located in South Plainfield, New Jersey.


        EUROPE

        o Sharplan Lasers UK Limited. Operations are conducted from an office in London, England.

        o Sharplan Laser Europe Limited. Operations are conducted from an office in London, England.

        o ESC Medizintechnik Vertriebs GmbH. Operations are conducted from an office in Munich, Germany.

        o Sharplan Lasers Germany. Operations are conducted from an office in Munich, Germany.

        o Spectron. Operations are conducted from a facility in Rugby, England.

        o ESC Medical Systems (Italy) Srl. Operations are conducted from an office in Rome, Italy.

        o ESC Medical Systems (France) SARL. Operations are conducted from an office in Paris, France.


        JAPAN

        o ESC Japan, K.K. Operations are conducted from an office in Tokyo, Japan.

LEASE COMMITMENTS

The Company also operates sales offices and research and development and manufacturing facilities in the United States, the United Kingdom, Italy, Germany, Japan and France. Aggregate rental expense for the years 1996, 1997, 1998 and 1999 amounted to $1,746,000, $2,626,000, $3,423,000 and
$3,729,000 respectively.

Future minimum annual lease payments for operating leases are as follows:

Year                     Lease Payment
----                     -------------
2000                      $3,676,000
2001                      $2,856,000
2002                      $2,555,000
2003                      $2,134,000
2004                      $1,774,000

In connection with the Company's restructuring and the consolidation of its facilities, $3,484,000 of the above amounts has been accrued and included in restructuring costs for the year ended December 31, 1999.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

The Company has been named in a number of purported class action securities lawsuits filed in the fall of 1998 that have been consolidated in the United States District Court for the Southern District of New York. The consolidated action is captioned In Re ESC Medical Systems Ltd. Securities Litigation, 98 Civ. 7530 (NRB). On July 9, 1999, a consolidated amended complaint was filed naming the Company, Salomon Smith Barney Inc., and several additional current and former directors and officers as defendants. The consolidated amended complaint seeks damages and attorneys fees under the United States securities laws for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998 and for alleged "tipping" of non-public information to Salomon Smith Barney Inc. in September 1998. On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. The plaintiffs' brief in opposition to the Company's motion has been filed and the Company's reply brief is scheduled to be filed on March 28, 2000.

ESC subsidiaries Laser Industries, Ltd. ("Laser") and Sharplan Lasers, Inc. ("Sharplan") have settled their long-running litigation with Reliant Technologies, Inc. entitled Laser Industries Ltd. and Sharplan Lasers, Inc.
v. Reliant Technologies, Inc. The litigation commenced in September 1995 when Laser and Sharplan filed suit against Reliant for, among other things, patent infringement arising from Reliant's introduction of a new laser resurfacing product. Reliant counterclaimed for antitrust and other violations, and asserted that the patent was invalid. The Northern District of California ("California Court") ultimately agreed with Reliant with respect to the validity of the Laser patent, and held the patent invalid on summary judgment. Thereafter, the court found that Laser's and Sharplan's patent suit against Reliant was objectively baseless, and set a trial date for April 2000 to consider whether filing and pursuing the suit constituted an antitrust violation. In the meantime, Laser and Sharplan filed an appeal with the U.S. Court of Appeals for the Federal Circuit of the court's determination that the patent was invalid.

Under the terms of the settlement, Laser and/or ESC will pay Reliant the sum of Seven Million Five Hundred Thousand Dollars (U.S.$7,500,000), which is allocated as follows: (i) $5,750,000 is a lump-sum payment to Reliant;
(ii) $500,000 is the first installment of a three-year consultant arrangement with Reliant whereby it will make Michael Black, President and CEO of Reliant, available to provide consulting services to Laser and/or

ESC; and (iii) $250,000 is Laser's contribution to a final and complete settlement of all claims by Reliant's insurer. In addition, ESC granted Reliant incentive stock options to purchase 100,000 shares of ESC stock at an exercise price of $9.75 per share.

Further included in the settlement is a complete and mutual release by all parties of any and all claims that were asserted or might have been asserted in the litigation. Consistent with this broad release, the parties have dismissed their claims against each other with prejudice.

On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. Light Age's principal contentions are that the Alexandrite laser is based on technology developed by Light Age and is competing with Light Age's Alexandrite laser, in breach of the Company's non-disclosure and non-compete undertaking in a supply agreement with Light Age. In addition, Light Age is seeking a permanent injunction against the Company engaging in such activities. The Tel-Aviv Court denied Light Age's request for an ex-parte injunction and ordered that a hearing be held with both parties present. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The parties have since agreed to submit their dispute for arbitration. Accordingly, the parties filed a motion to stay the proceedings, which was granted by the Tel Aviv Court on October 14, 1999.

On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in Superior Court of New Jersey, Somerset County: Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc., Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999 the Company and the three affiliated entities filed a response to Light Age's demand. The parties are currently awaiting the appointment of the arbitration panel.

On December 31, 1998, the Company and Luxar were named as defendants in an action filed in the United States District Court for the Southern District of Florida (the "Florida Court"), entitled LPG USA, Inc. v. ESC Medical Systems Ltd. and Luxar Corporation, Civ. No. 98-7509 (S.D. Fla.). The action alleged violations of the Lanham Act (including false advertising and trade dress infringement) and related state laws (including trade secret and unfair competition laws). The plaintiffs in the action sought an injunction and monetary damages of an unspecified amount. The Company and Luxar filed an answer on February 8, 1999, which also asserted counterclaims for intentional interference with business relationships and prospective business relationships, trade libel and product disparagement, Lanham Act violations, unfair competition and related counterclaims. The parties have since reached an out of court settlement pursuant to which, among other things, the Company made a cash payment to the plaintiff and agreed to become a distributor of LPG products in North America (see note 12 of the Company's financial statement).

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

In addition to the foregoing proceedings, the Company is a party in certain actions in various countries in which the Company sells its products in which plaintiffs have alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. The largest single such case presently pending against the Company is a case filed by H.K. Hashalom Medical Centers Ltd. in Tel-Aviv District Court against the Company and Dr. Shimon Eckhouse in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of NIS10,000,000 (approximately $2.5 million at current exchange rates) but has reserved the right to increase such amount as well as a declaratory judgment that, among other things, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. The case has not yet been set for a first hearing.

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

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

The Ordinary Shares of the Company have been listed on the Nasdaq National Market ("Nasdaq") under the symbol ESCMF since the commencement of the Company's initial public offering on January 24, 1996. The Company began trading on September 17,1999 under the new ticker symbol, "ESCM.".

The ticker symbol was changed as a result of ESC's new reporting status under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of June 23, 1999, ESC was no longer considered a "foreign private issuer" under the Exchange Act. Rather, the Company started to report under disclosure obligations applicable to United States issuers, which are broader than the obligations applicable to foreign private issuers which ESC was subject to prior to June 23, 1999.

As of March 17, 2000, there were 340 shareholders of record of the Company.

The prices set forth below are high and low closing sale prices for the Ordinary Shares of the Company as reported by the Nasdaq for the period indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


1998                                  High           Low
First Quarter                         $38.75         $31.63
Second Quarter                        $35.19         $26.81
Third Quarter                         $35.50         $ 6.50
Fourth Quarter                        $11.50         $ 6.06


1999                                  High           Low
First Quarter                         $11.56         $4.84
Second Quarter                        $ 6.81         $5.50
Third Quarter                         $ 6.47         $3.78
Fourth Quarter                        $ 9.56         $4.13


In May 1996, the shareholders approved a two for three share dividend for all outstanding Ordinary Shares. All shares, per share amounts and share prices have been adjusted to give effect to this dividend.

The Company has never paid a cash dividend on its Ordinary Shares and does not anticipate that it will pay any cash dividend on its Ordinary Shares in the foreseeable future.

The Company intends to retain its earnings to finance the development of its business. Any future dividend policy will be determined by ESC's Board of Directors (the "Board") based upon conditions then existing, including the Company's earnings, financial condition, tax position and capital requirements as well as such economic and other conditions as the Board may deem relevant. Pursuant to ESC's Articles of Association, certain dividends, referred to as final dividends (which are comparable to annual dividends) are customarily paid by some United States companies and are not related to distributions on dissolution or liquidation or similar final distributions. These dividends are recommended by the Board and may be approved by shareholders at the annual meeting of shareholders, but only in the amount per share equal to or less than the amount recommended by the Board. In addition, depending upon the factors described above, the Board may declare to pay interim dividends on account of the final dividend. ESC may only pay dividends in any given fiscal year out of "profits," which generally are defined for Israeli statutory purposes to be net after tax earnings. In addition, because ESC has received certain benefits under the Israeli law relating to "Approved Enterprises," the payment of dividends by ESC may be subject to certain Israeli taxes to which it would not otherwise be subject. Furthermore, pursuant to the terms of certain financing agreements, the Company is restricted from paying dividends to its shareholders. In the event that cash dividends are declared by the Company, such dividends will be paid in NIS.

Dividends paid out of income derived from the Approved Enterprise is subject to a 15% withholding tax. Approved Enterprises may receive exemption from Israeli tax for up to ten years (see discussion provided under the caption "Effective Corporate Tax Rate"). Should dividends be paid out of income earned by the Company from an Approved Enterprise during the period of the tax holiday, such income will be subject to tax at the rate of up to 25%. The Company does not anticipate paying dividends from income derived from the Approved Enterprise and any such earnings distributed upon dissolution will not subject the Company to income taxes.

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected financial data was derived from the Company's Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The financial data set forth below should be read in conjunction with, and are qualified in their entirety by, the Company's Consolidated Financial Statements, related notes and other financial information contained in this Annual Report.

                                                FOR THE YEAR ENDED DECEMBER 31
                                 -------------------------------------------------------------
                                    1999        1998       1997 (*)     1996 (*)     1995(*)
                                                          (RESTATED)   (RESTATED)  (RESTATED)
                                 ----------- -----------  -----------  ----------  -----------
                                           In thousands of US$ except for share data
Revenues
   Net Sales                       $ 142,151   $ 225,206    $ 193,983   $ 119,578   $   71,727
   Other Revenues                                      -        2,100           -            -
                                 ----------- -----------  -----------  ----------  -----------
                                     142,151     225,206      196,083     119,578       71,727
Cost of Sales                         96,474      78,585       65,068      37,264       25,653
                                 ----------- -----------  -----------  ----------  -----------
   Gross Profit                       45,677     146,621      131,015      82,314       46,074
                                 ----------- -----------  -----------  ----------  -----------
Operating Expenses
Research and Development,
  Net                                 15,351      18,680       17,371       9,835        5,689
Marketing and Selling                 78,432      76,882       55,877      37,505       22,802

General and Administrative            25,799      14,667       16,091       9,430        8,215
Restructuring costs                   20,530           -            -           -            -
Settlement of litigations             23,780           -            -           -            -
Impairment of intangible and
  tangible assets                     17,616           -            -           -            -
Acquired research and development          -       2,451       11,912       3,500            -

Other                                  4,987           -            -           -            -
                                 ----------- -----------  -----------  ----------  -----------
Total Operating Expenses             186,495     112,680      101,251      60,270       36,706
                                 ----------- -----------  -----------  ----------  -----------

        Operating Income (loss)     (140,818)     33,941       29,764      22,044        9,368

Financing Income (expenses), Net      (3,865)      1,211        1,409       1,608         (715)
                                 ----------- -----------  -----------  ----------  -----------
                                    (144,683)     35,152       31,173      23,652        8,653
Nonrecurring Expenses                      -      28,951        4,650           -        8,125
                                 ----------- -----------  -----------  ----------  -----------
Income (loss) Before Income Taxes   (144,683)      6,201       26,523      23,652          528

Taxes on Income                        4,079       2,201        4,429         308           38
                                 ----------- -----------  -----------  ----------  -----------
Net Income (loss) before
  extraordinary items              $(148,762)$     4,000   $   22,094  $   23,344  $       490
Extraordinary gain on purchase of
  Company's Subordinated
  Convertible Notes                    7,974           -            -           -            -

Net income (loss) for the year     $(140,788)$     4,000   $   22,094  $   23,344  $       490
                                 =========== ===========  ===========  ==========  ===========

Earning (loss) Per Share
   Basic
     Income (loss) before
     extraordinary items           $   (5.79)$      0.15   $     0.86  $     1.00  $      0.03

     Extraordinary gain                 0.31           -            -           -            -

     Net earnings (loss) per shar$     (5.48)$      0.15   $     0.86  $     1.00  $      0.03
                                 =========== ===========  ===========  ==========  ===========

   Diluted
     Income (loss) before
     extraordinary items           $   (5.79) $     0.15   $     0.86  $     1.00  $      0.03

     Extraordinary gain                 0.31           -            -           -            -

     Net earnings (loss) per shar  $   (5.48) $     0.15   $     0.86  $     1.00  $      0.03
                                 =========== ===========  ===========  ==========  ===========

Weighted Average Number Of
  Shares
   Basic                              25,674      26,027       25,604      23,445       17,313
                                 =========== ===========  ===========  ==========  ===========

   Diluted                            25,674      27,381       27,194      25,568       19,276
                                 =========== ===========  ===========  ==========  ===========

(*)     Relates to the restatement as a result of the mergers with Laser Industries Ltd.
        and Luxar Corporation.


BALANCE SHEET DATA:


                                    1999        1998       1997 (*)     1996 (*)     1995(*)
                                                          (RESTATED)   (RESTATED)  (RESTATED)
                                 ----------- -----------  -----------  ----------  -----------
                                                     (In thousands of US$)
Cash and cash equivalents            $24,524     $42,950      $54,616     $49,280       $6,944
Total assets                        $174,907    $327,666     $335,646    $142,218      $53,346
Long-term debt                       $96,691    $116,306     $127,427      $4,272      $14,462
Retained earning (deficit)         $(113,975)    $26,813      $22,813       $(144)    $(23,065)
Shareholders' equity (deficit)        $5,943    $155,508     $150,004    $110,834      $18,646


(*)     Relates to the restatement as a result of the mergers with Laser Industries Ltd.
        and Luxar Corporation.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

ESC is a world leader in the design, manufacture, marketing and servicing of a broad range of medical devices that incorporate proprietary intense pulsed light technology, state-of-the-art lasers and accessories as well as other technologies. The Company's systems incorporate these technologies for applications in aesthetic dermatology, plastic and re-constructive surgery, ear, nose and throat procedures and oral and dental surgery, among others. The Company's systems are designed for use in a variety of medical environments, ranging from physicians' offices to acute care hospitals.

On September 14, 1999, the Board approved a comprehensive restructuring program designed to align the Company's cost structure with its revenue capabilities, while capitalizing on the market potential of its innovative light technology products, including products in various development and regulatory stages.

The restructuring plan was developed by the Company's senior management team, together with the consulting firm of McKinsey & Company. The Company expects the majority of the plan to be implemented by March 31, 2000. Under the plan, ESC has:

o Reduced or eliminated certain fixed and variable costs from the Company's organizational structure. If those cost savings would have been implemented prior to January 1, 1999, management estimates that expenses would have been over $40 million lower as compared to annualized revenue and expense levels in the first half of the year. The cost reductions include over $25 million in selling, general and administrative expenses not considered essential to the continued growth of sales.

o Implemented certain changes in management, reduced headcount in certain departments, adjusted certain employee compensation plans and reduced non-core research and development expenditures.

o Brought the selling and marketing teams closer to the customers and markets being served by reorganizing into regional business units.

o Reorganized the internal reporting structure of the Company in a manner intended to provide all management levels with greater accountability.

A number of personnel changes took place during the year and especially during the second half of the year, some of which were related to the restructuring. Changes included the replacement of the Company's Chief Executive Officer and Chief Financial Officer, and the elimination of certain vice president level positions.

In addition, the Company organized itself into five business units consisting of (1) three geographical units serving the aesthetic and surgical market, (2) one unit serving the dental market and (3) one unit serving the industrial market.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998
-----------------------------------------------------------------------
(In thousands of dollars)

NET SALES. The Company's net sales decreased by 37% to approximately $142,151 in 1999 compared to approximately $225,206 in 1998. In 1999, net sales decreased due to a decrease in unit sales and lower selling prices in the United States aesthetic market.

The competitive price pressure mainly on hair removal products resulted in lower price and lower unit sales of the Company's high margin products.
In addition, sales are reflected net of reserves for sales returns.

GROSS PROFIT. Gross profit decreased by 69% to approximately $45,677 in 1999 from approximately $146,621 in 1998. Gross profits decreased mainly due to the reduction in sales. In addition, in 1999, the Company recorded inventory write-off and other charges of approximately $30,050.

Gross profit for the year ended December 31,1999 was 32% compared to 65% in 1998. Excluding a write-off of inventory and other reserves, gross profits for the year ended December 31,1999 was $75,727 or 53% compared to $146,621 or 65% in 1998.

RESEARCH AND DEVELOPMENT COSTS, NET. Net research and development costs in 1999 decreased by 18% to approximately $15,351 from approximately $18,680 in 1998. As a percentage of sales, research and development costs were 11% in 1999 as compared to 8% in 1998. The decrease in research and development costs net is due to a reduction in staff and lower material consumption. Research and development expenses are net of the participation of the Office of the Chief Scientist in Israel.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses increased by 2% to approximately $78,432 in 1999 from approximately $76,882 in 1998. As a percentage of sales, marketing and selling expenses were 55% in 1999 compared to 34% in 1998.

The increase in marketing and selling expenses as a percentage of sales was mainly due to the lower level of sales in 1999.

Increased marketing and selling expenses in 1999 were primarily attributed to the expansion and reorganization of the Company's selling efforts in the United States. Marketing and selling expenses include $4,800 which related to the restructuring plan adopted in 1999.

The Company has adopted a restructuring plan which started to effect the marketing and selling expenses by lowering them drastically. The Company expects the majority of the plan to be implemented by March 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 76% to approximately $25,799 in 1999 from approximately $14,667 in 1998. As a percentage of sales, general and administrative expenses were 18% in 1999 and 7% in 1998.

General and administrative expenses for 1999 included bad debt charges of $13,430 and litigation expenses of $4,400 which were not part of the legal settlements which were recorded in settlement of litigations described below.

RESTRUCTURING COSTS. In the quarter ended March 31, 1999, the Company developed and started the implementation of a restructuring plan. In connection with that restructuring plan, the Company recorded charges in 1999 of $5,398 related to its sales and marketing operations and $16,608 related to inventory write-off (included in the cost of goods sold).

In the third quarter of 1999, the Company commenced another restructuring program. In connection with that restructuring program, the Company recorded write downs of inventories (included in cost of goods sold) of approximately $3,130. The restructuring charge which amounted to $15,132 is comprised of writedowns of fixed assets of $4,592 and severance charges and a lease contract termination cost of $10,540. The majority of the restructuring charge was attributable to the Company's divisions in the United States. The restructuring program provides for a reduction of approximately 200 employees. In addition, the Company recorded $4,983 of expenses associated with the same plan which was charged to operating and income tax expense. The Company expects approximately an additional $2,000 in charges related to the restructuring plan through the year 2000.

SETTLEMENT OF LITIGATIONS. During 1999 the Company had made several legal settlements mainly related to the Reliant and LPG lawsuits. The total amounts for the legal settlements was $23,780, which includes both settlement fees and related legal fees incurred by the Company (see Item 3- "Legal Proceedings" above).

WRITE-OFF OF INTANGIBLE AND TANGIBLE ASSETS. During 1999 the Company wrote-off intangible assets for the amount of $16,049 which mainly related to goodwill from acquisitions and acquired technology in prior years. In addition, the Company wrote-off tangible assets in the amount of $1,567 that related to the restructuring plan adopted during 1999.

ACQUIRED RESEARCH AND DEVELOPMENT. In 1998, there was $2,451 of acquired research and development expenses in connection with the acquisition of technology from Ballard Purchase Corporation.

OTHER EXPENSES. For the year ended December 31, 1999, other expenses were $4,987 comprised mainly of the following:

        1. Fees in the amount of $1,412 related to the McKinsey & Co. work on the restructuring plan.

        2. $3,575 of expenses incurred during 1999 in connection with the election contest relating to the Company's June 23, 1999 combined annual and extraordinary general meeting of shareholders. The election contest resulted in the reimbursement of expenses incurred by certain shareholders in connection with the election contest, in accordance with the resolution adopted by the Board of Directors and the audit committee of the Company, during a meeting held on June 23, 1999, which resolved that "all costs and expenses of Messrs. Arie Genger and Barnard
           J. Gottstein and their affiliates in connection with the election contest shall be reimbursed by the Company promptly on submission of invoices therefor, subject to refund when such reimbursement is submitted to shareholders and not approved by such shareholders at a meeting noticed for such purpose." The Company intends to present the foregoing expense reimbursement arrangement to shareholders for approval at the next Annual General Meeting of Shareholders. Messrs. Genger and Gottstein have submitted to the Company invoices for a sum of approximately $1,510. Separate from these shareholder incurred expenses, the officers and directors of the Company incurred expenses of $2,065 in connection with the election contest that were charged to the Company.


OPERATING INCOME (LOSS)

FINANCING INCOME (EXPENSE), NET. For the year ended December 31, 1999, financing expenses were approximately $3,865 from financing income of $1,211 in 1998.

Financing income in 1999 consisted of interest income of $5,483 from the Company's short term and long term investment securities which was offset by interest and amortization of deferred expenses, in the amount of $7,626 attributable to the Company's 6% subordinated convertible notes and by other interest and exchange rate differences of $1,722.

At December 31, 1999, approximately $43,841 was invested in short term bank deposits.

NON-RECURRING EXPENSES. For the year ended December 31, 1998, the Company incurred expenses in the amount of $28,951 related to the costs associated with the Laser Industries acquisition.

TAXES ON INCOME. Taxes on income were approximately $4,079 for the year ended December 31, 1999 compared to approximately $2,201 for the year ended December 31, 1998. In 1999 the Company wrote off deferred tax assets of approximately $ 3,300 which is reflected as tax expense in the period. Because most of the Company's income in Israel is presently exempt from income taxes, the Israeli statutory tax rate for the purposes of the reconciliation of the reported tax expense is approximately zero. Income tax expense in the financial statements relates primarily to the income taxes of non-Israeli subsidiaries.

EXTRAORDINARY GAIN ON PURCHASE OF THE COMPANY'S SUBORDINATED CONVERTIBLE NOTES. During 1999 the Company had purchased $22,071 principal amount of its 6% Subordinated convertible notes. As a result of the repurchase the Company had an extraordinary income of approximately $7,974.

NET INCOME. As a result of the foregoing factors, the Company's net loss was $140,788 in 1999 from a net income of approximately $4,000 in 1998.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997
-----------------------------------------------------------------------
(In thousands of dollars)

NET SALES. The Company's net sales increased by 16% to approximately $225,206 in 1998 compared to approximately $193,983 in 1997. In the first two quarters of 1998, net sales increased to approximately $123,200 from $84,100 for the comparable period in 1997 due to an increase in sales of the Company's intense pulsed light products, including the EpiLight and PhotoDerm systems. A slowdown in revenue growth occurred in the second half of the year. The third quarter decrease in revenue was due to a general slowdown in activity during the summer months, mainly in Europe, as well as lower sales volumes in South America. In addition, the uncertainty surrounding elections in Germany and Brazil had delayed the decision making of some of ESC's customers, thus impacting sales for the quarter. In the fourth quarter, an additional slowdown in sales was noted. Most of this shortfall can be attributed to strong price pressures on hair removal products and by a general slowdown in the United States aesthetic markets. The competitive price pressure on hair removal products resulted in the Company reducing the price of its Alexandrite laser. In addition, there was a decrease in the number of EpiLight hair removal units sold during this quarter. These changes in the market reduced revenues in the fourth quarter of 1998 compared to previous quarters, both due to the change in product mix and a reduction in sales of IPL hair removal products.

GROSS PROFIT. Gross profit increased by 12% to approximately $146,621 in 1998 from approximately $131,015 in 1997. The Company's gross profit margin in 1998 was 65% (excluding other revenues) as compared to 67% in 1997. In the first two quarters of 1998, gross profit increased by 43% to approximately $80,797 from approximately $56,664 for the comparable period in 1997. The reduction was due to the changes in product price and product mix discussed above.

RESEARCH AND DEVELOPMENT COSTS, NET. Net research and development costs in 1998 increased by 7.5% to approximately $18,680 from approximately $17,371 in 1997. As a percentage of sales, research and development costs were 8.3% in 1998 as compared to 9% in 1997. Research and development expenses are net of the participation of the Office of the Chief Scientist in Israel which in 1998 were approximately $603.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses increased by 38% to approximately $76,882 in 1998 from approximately $55,877 in 1997. As a percentage of sales, marketing and selling expenses were 34% in 1998 compared to 29% in 1997. Increased marketing and selling expenses in 1998 were primarily attributable to expansion and re-organization of the Company's selling efforts in the United States.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 10% to approximately $14,667 in 1998 from approximately $16,091 in 1997. As a percentage of sales, general and administrative expenses were 7% in 1998 and 8% in 1997. The reduced expenditure was primarily attributable to the integration of Laser Industries into ESC. Consequently, overlapping positions were consolidated and administrative expenses were reduced.

OTHER EXPENSES. In 1998 there was $2,451 of acquired research and development expenses in connection with the acquisition of technology from Ballard Purchase Corporation.

FINANCING INCOME, NET. Financing income decreased to approximately $1,211 (net of $7,832 interest and amortization of deferred expenses attributed to the Company's 6% subordinated convertible notes) in 1998, from financing income of approximately $1,409 (net of $2,417 interest and amortization of deferred expenses attributed to the Company's 6% subordinated convertible notes) in 1997 (see note 18 to the Company's Financial Statements contained in this Annual Report). The decrease in the financing income occurred due to a significant decrease in interest rates in the United States, where the Company invests in marketable securities, and amortization of deferred expenses attributed to the Company's 6% subordinated convertible notes.

At December 31, 1998, approximately $46,867 was invested in short-term bank deposits.

NON-RECURRING EXPENSES. For the year ended December 31, 1998, the Company incurred expenses in the amount of $28,951 related to costs associated with the Laser Industries acquisition.

TAXES ON INCOME. Taxes on income were approximately $2,201 for the year ended December 31, 1998 compared to approximately $4,429 for the year ended December 31, 1997.

Because most of the Company's income in Israel is exempt from income taxes, the Israeli statutory tax rate for purposes of the reconciliation of the reported tax expense is approximately zero. Income tax expense in the financial statements relates primarily to the income taxes of non-Israeli subsidiaries.

NET INCOME. As a result of the foregoing factors, the Company's net income decreased to approximately $4,000 in 1998 from a net income of approximately $22,094 in 1997. Net income as a percentage of revenues was 2% in 1998 compared to 11% in 1997.

VARIABILITY OF OPERATING RESULTS

The Company's sales and profitability may vary in any given year, and from quarter to quarter, depending on the number and mix of products sold and the average selling price of the products. In addition, due to potential competition, uncertain market acceptance and other factors, the Company may be required to reduce prices for its products in the future.

The Company's future results will be affected by a number of factors including the ability to increase the number of units sold, to develop, introduce and deliver new products on a timely basis, to anticipate accurately customer demand patterns and to manage future inventory levels in line with anticipated demand. These results may also be affected by currency exchange rate fluctuations and economic conditions in the geographical areas in which the Company operates. There can be no assurance that the Company's historical growth in sales, gross profit and net income will continue, or that sales, gross profit and net income in any particular quarter will not be lower than those of the preceding quarters, including comparable quarters.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands of dollars)

As of December 31,1999, the Company had cash and cash equivalents of $24,524 compared to $42,950 at the end of 1998, a decrease of $18,426. The decrease in cash and cash equivalents was mainly attributable to the following:

        1. A decrease of trade receivables of $30,232 due to a decrease in sales and a substantial increase in collection efforts and increase in allowance for bad debt.

        2. An increase in inventory and in prepaid expenses and other receivables of $4,825 as a result of inventory and stock reduction monitoring as well as a reduction in prepayments.

        3. An increase in accounts payable and accrued expenses of $8,139 mainly due to the restructuring plan and provision for settlement of litigations.

        4. Maturity of long-term investments and purchasing of fixed assets of $39,424.

        5. Purchases of the Company's 6% subordinated convertible notes in the amount of $14,264, repayment of a bank loan for $3,512 and the repurchase of the Company's Ordinary Shares in the amount of $10,660 pursuant to a share repurchase program implemented in 1999.

As of December 31, 1998 the Company had cash and cash equivalents of $42,950 compared to $54,616 at the end of 1997, a decrease of $11,666. The decrease in cash and cash equivalents was mainly attributable to the following:

        1. An increase of trade receivables of $25,521 due to an increase in sales and longer payment terms for the distributors.

        2. An increase in inventory of $21,302 due to a shift in mix of products and decreased orders from customers.

        3. Payments of long term loans in the amount of $15,025.

        4. Purchase of $7,290 of the Company's Ordinary Shares pursuant to a share repurchase program implemented in 1998, offset by proceeds from the exercises of options of $7,864 and an increase in short term bank debt of $2,373.

        5. Maturity of investments of $39,921 offset by the purchase of fixed assets of $4,611, investment in patents and know-how totaling $5,523 and payment for the acquisition of new technology for $2,450.

The Company does not currently have any plans, arrangements or understandings with respect to incurring indebtedness in fiscal year 2000. The Company believes that internally generated funds, together with available cash, will be sufficient over at least the next 12 months to meet its presently anticipated day-to-day operating expenses, material, commitments, working capital and capital expenditure requirements.

INVESTING ACTIVITIES
(In thousands of dollars)

For the year ended December 31, 1999, cash provided by investing activities was approximately $39,424.

The primary changes in the Company's investing activities for the year ended December 31, 1999, as compared to the year ended December 31, 1998 were: a decrease of long term investments (mainly cash invested for a period longer than one year) of approximately $43,439 and the purchase of fixed assets of approximately $4,015.

For the year ended December 31, 1998, cash provided by investing activities was approximately $27,846.

The primary changes in the Company's investing activities for the year ended December 31,1998, as compared to the year ended December 31, 1997 were: maturity of investments of $39,921, $2,450 was invested for the acquisition of Ballard Purchase Corporation, approximately $4,611 was invested to purchase fixed assets and approximately $5,523 was used to purchase of investments, patents and know-how.

FINANCING ACTIVITIES
(In thousands of dollars)

For the year ended December 31, 1999, cash used in financing activities was $27,942.

The financing activities of the Company were primarily the purchase of the Company's 6% subordinated convertible notes for approximately $14,264, purchase of treasury shares of approximately $10,660, repayment of notes payable to banks of approximately $3,531 which were offset by proceeds from the exercise of warrants and options of approximately $513.

For the year ended December 31,1998, cash used in financing activities was $12,078.

The financing activities of the Company were primarily the purchase of treasury stock of approximately $7,290 and loan repayments of approximately $15,025 mainly by Laser Industries and its subsidiaries. Funds from financing activities which offset the above were primarily proceeds from the exercise of warrants and options of approximately $7,864 and an increase in short-term bank debt of approximately $2,373.

EFFECTIVE CORPORATE TAX RATE

INFLATIONARY ADJUSTMENTS. The Company and Laser Industries are subject to the Income Tax Law (Inflationary Adjustments), 1985, which provides for an adjustment to taxable income for the effects of inflation (based on the Israeli Consumer Price Index) on that portion of shareholders' equity not invested in inflation resistant assets.

APPROVED ENTERPRISE. The Company and Laser Industries have each received approval for their investment programs in accordance with the Law for the Encouragement of Capital Investments, 1959. The Company has chosen to receive its benefits through the alternative benefits program, and, as such, is eligible for various benefits. These benefits include accelerated depreciation of fixed assets used in the investment programs, as well as a full tax exemption on undistributed income that is derived from the Approved Enterprise for a period of six years and reduced tax rates for an additional period of up to four years. Laser Industries is entitled to a full tax exemption for a period of two years and reduced tax rates for an additional period of up to five years (the rate is dependent on the percentage of non-Israeli shareholder ownership). The benefits commence with the date on which taxable income is first earned. Income not derived from the Approved Enterprise is subject to tax at a rate of 36%. The tax exemption period for the Company commenced in 1995 and the tax exemption period for Laser Industries has not yet commenced.

Dividends paid out of income derived from the Approved Enterprise is subject to a 15% withholding tax. Should dividends be paid out of income earned during the period of the tax holiday, such income will be subject to tax at the rate of 25%. The Company does not anticipate paying dividends from income derived from the Approved Enterprise and any such earnings distributed upon dissolution will not subject the Company to income taxes.

The Company and Laser Industries have not received final income tax assessments for years subsequent to 1991.

FORWARD LOOKING STATEMENTS

Certain statements made in this Report or made in press releases or in oral presentations made by the Company's employees or agents reflect the Company's estimates and beliefs and are intended to be, and are hereby identified as, "forward looking statements" for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) uncertainty of market acceptance of the Company's products; (2) uncertainties with respect to obtaining regulatory approvals for new products or for the sale of existing products in new markets; (3) uncertainties associated with the enforcement of intellectual property rights by the Company and others; (4) limited number of customers for the Company's products; (5) risks of downturns in economic conditions generally, and in the health care industry specifically; (6) risks associated with competition and competitive pricing pressures; and (7) other risks described in the Company's filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements made in this Annual Report, or made in press releases or in oral presentations. Such forward-looking statements reflect management's analysis only as of the date such statements are made and the Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise subsequently. Readers should carefully review the risk factors set forth above and described elsewhere in this document and in other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company maintains an investment portfolio which consist mainly of income securities with an average maturity of less than one year. The portfolio consists of low risk corporate bonds and bank deposits. The Company's policy is generally to hold its fixed income investments until maturity and therefore the Company would not expect its operating results or cash flows to be effected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

The Company has fixed rate long-term debt of approximately $93 million. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt.

The Company has foreign subsidiaries, which sell and manufacture its products in various markets. As a result, the Company's earnings and cash flows are exposed to fluctuation in foreign currency exchange rates. The company attempts to limit the exposure by selling and linking its products to the United States dollar.

The Company does not hedge transactions nor does it use derivative financial instruments for trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 14(a) for an index to the consolidated financial statements and supplementary information, which are set forth on the pages indicated therein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 10, 2000, the client/auditor relationship between the Company and Luboshitz Kasierer ("LK"), the Company's independent accountants, ceased. During the years ended December 31, 1998 and 1997, and the subsequent interim period through February 10, 2000 (the date LK ceased to be the Company's independent accountants), (i) there were no disagreements with LK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LK, would have caused LK to make a reference to the subject matter of the disagreements in connection with its reports in the financial statements for such years and (ii) there were no "reportable events" as described in Items 304(a)(1)(iv) of Regulation S-K. The independent accountant's report of LK on the Company's consolidated financial statements for the years ended December 31, 1998 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company requested that LK furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of such letter, dated February 10, 2000, setting forth LK's agreement with the above statements, is filed as Exhibit 16 to this Form 10-K. On January 17, 2000, the Company decided to appoint, with the approval of the Company's Board of Directors, the firm of Brightman Almagor & Co., a member firm of Deloitte, Touche, Tohmatsu, as its independent accountants replacing LK.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION.

The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


1.      Financial Statements

                                                                          Page
                                                                          ----
        Independent Auditors' Report..................................... 36-37
        Consolidated Financial Statements:
              Consolidated Balance Sheets................................ 38
              Consolidated Statements of Operations...................... 39
              Consolidated Statements of Changes in Shareholders' Equity. 40
              Consolidated Statements of Cash Flows...................... 41-42
        Notes to Consolidated Financial Statements....................... 43-62

2.      Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts.................. 63

3.      Exhibits

Exhibit
Number         Description
-------        -----------

2.1            Agreement, dated as of November 9, 1997, between ESC Medical
               Systems Ltd. ("ESC") and Laser Industries Ltd. ("Laser") *I
               (included as Annex A-1 to the Joint Proxy
               Statement/Prospectus forming part of such Registration
               Statement)
2.2            Form of Agreement among Laser and its shareholders *I
               (included as Annex A-2 to the Joint Proxy
               Statement/Prospectus forming part of such Registration
               Statement)
2.3            (4.2) Agreement and Plan of Merger by and among ESC, ESC
               Acquisition Sub, Inc. and Luxar Corporation, dated February
               19, 1997 *F
2.4            Agreement and Plan of Merger by and among ESC Medical
               Systems Ltd., AOC Acquisition Corp. and Applied Optronics
               Corporation, dated November 20, 1997 *O
2.5            Asset Purchase Agreement among Laser Industries Ltd., Orziv
               (Z.K.Y.P.) Ltd., Yehiam Prior
               and Ziv Karni, dated July 1998 *O
3.1            Memorandum of Association (English translation)*A
3.2            Articles of Association *A
3.3 (4.2)      Articles of Association as amended September 5, 1996 *E
4.1            Specimen Certificate for Ordinary Shares *B
4.2            Luxar Corporation 1988 Stock Bonus and Option Plan *G, *N
4.3            Luxar Corporation 1994 Stock Option Plan *G, *N
4.4            Luxar Corporation 1995 Stock Option Plan G,*N
4.5            (4.1) Indenture, dated September 10, 1997, between ESC and
               United States Trust Company of New York *H
4.6            (4.2) Registration Rights Agreement, dated September 10,
               1997, between ESC, Goldman, Sachs & Co., Donaldson Lufkin &
               Jenrette Securities Corporation, Montgomery Securities and
               Smith Barney Inc. *H
4.7 (4.3)      Specimen of Notes *H (included in Exhibit 4.1 from same filing)
4.8 (4.2)      Laser Industries Limited 1988 Share Option Plan *J, *N
4.9 (4.3)      Laser Industries Limited 1990 Share Option Plan *J, *N
4.10 (4.4)     Laser Industries Limited 1991 Share Option Plan *J, *N
4.11 (4.5)     Laser Industries Limited 1994 Share Option Plan *J, *N
4.12 (4.6)     Laser Industries Limited 1995 Share Option Plan *J, *N
4.13 (4.7)     Laser Industries Limited 1996 Share Option Plan *J, *N
4.14 (4.8)     Laser Industries Limited 1997 Share Option Plan *J, *N
10.1           Preferred Shares Purchase Agreement, dated April 16, 1992, among ESC, the Founders and the Investors *B
10.2           Share Purchase and Warrant Agreement, dated May 24, 1993,
               among ESC, the Founders and the Investors *B
10.3           Share Purchase and Warrant Agreement, dated February 20,
               1994, among ESC, the Founders, the Investors and Nitzanim *B
10.4           Personal Employment Agreement between ESC and Eli Talmor,
               dated August 2, 1995 *B, *N
10.5           1993 Stock Option Plan, as amended *B, *N
10.6           1995 Section 102 Stock Option/Stock Purchase Plan *B, *N
10.7           Form of Stock Option Plan Restricted Stock Option Agreement
               *B, *N

10.8           Form of Stock Option Plan Incentive Stock Option Agreement
               *B, *N
10.9           Form of Section 102 Stock Option/Stock Purchase Plan
               Restricted Stock Option Agreement *B, *N
10.10          Share Purchase Agreement, dated August 2, 1995 between ESC and Technion Entrepreneurial Incubator Company Ltd. ("TEIC")
               *B
10.11          Form of Stock Sale Agreement dated August 7, 1995 between
               ESC and individual shareholders of Medic Lightech Ltd.
               (English translation)*B
10.12          Agreement dated August 2, 1995 between ESC, Eli Talmor and
               Medic Lightech Ltd. *B
10.13          Agreement dated August 2, 1995 between ESC, Eli Talmor, TEIC and Medic Lightech Ltd. *B
10.14          Letter dated February 27, 1994 from the Technion Research
               Development Foundation Ltd. ("Technion") to Medic Lightech
               Ltd. (English translation) *B
10.15          Assignment of U.S. Patent Application No. 974,619 (Patent
               No. 5,344,434) by Technion to Dimotech Ltd. dated March 13,
               1994 *B
10.16          Assignment of U.S. Patent Application No. 974,619 (Patent
               No. 5,344,434) by Technion to Dimotech Ltd. and Eli Talmor
               dated May 9, 1994 *B
10.17          Letter dated August 2, 1995 from Technion (English
               translation) *B
10.18          Letter dated November 2, 1995 from Dimotech Ltd. and Eli
               Talmor to Dr. Shimon Eckhouse (English translation) *B
10.19          Letter dated December 6, 1995 from Dimotech Ltd. to Dr.
               Shimon Eckhouse (English translation) *B
10.20          Letter dated December 6, 1995 from Technion to ESC *B
10.21          Letter dated December 7, 1995 from Eli Talmor to Dr. Shimon
               Eckhouse (English translation) *B
10.22          Assignment of PhotoDerm Patent (U.S. Patent No. 5,405,368)
               to ESC by Dr. Shimon Eckhouse dated October 16, 1992 *B
10.23          Form of Standard Confidential Disclosure Agreement *B
10.24          Confidentiality Agreement dated November 12, 1992 between
               ESC and Andrie Katz *B
10.25          Letter of Intent between ESC and L.B.T. Ltd. dated May 22,
               1996 *C
10.26(10.1)    Employment Agreement, dated May 1, 1999, between ESC, ESC
               Medical Systems Inc. and Louis Scafuri *K, *N
10.27(10.2)    Stock Option Agreement, dated June 18, 1999, between
               ESC and Louis Scafuri *K, *N
10.28(10.3)    Letter of Agreement, dated June 23, 1999, from
               Messrs. Genger and Gottstein to ESC *K
10.29(10.1)    Employment Agreement, dated as of June 29, 1999,
               between ESC and Yacha Sutton *L, *N
10.30          Purchase Agreement concerning the Purchase by ESC Medical
               Systems of Certain Assets of Ballard Purchase Corporation,
               effective September 10, 1998 *O
10.31          Lease Agreement between Scan Group Yokneam Ltd. and ESC
               (English Translation) *O
10.32          Lease Agreement between Mario Laznik Industrial Buildings
               Ltd. and ESC *O
10.33          Employment Agreement, dated as of October 1, 1996, between
               ESC and Shimon Eckhouse *N, *O
10.34          Employment Agreement, dated as of January 15, 1999, between
               ESC Japan Company, Ltd. and Alon Maor *N, *O
10.35          Amendment to Employment Agreement, dated November 12, 1999 between ESC Medizintechnik Vertriehs GmbH and Hans Edel *N,
               *O
16(16)         Letter, dated February 28, 2000, from Luboshitz
               Kasierer to the Securities Exchange Commission *M
21             List of Subsidiaries *O

23.1           Consent of Brightman Almagor & Co. *O
23.2           Consent of Luboshitz Kasierer *O
25.1           Form T-1 Statement of Eligibility and Qualification under
               the Trust Indenture Act of 1939, as amended, of United
               States Trust Company of New York, as Trustee under the
               Indenture *H
27             Financial Data Schedule *O
99.1           Form of letter to Laser shareholders for the cover page of the Joint Proxy Statement *I

Note: Parenthetical references following the Exhibit Number of each document relate to the exhibit number under which such exhibit was initially filed.

*A Incorporated by reference to Registration Statement on Form F-1, File #33-80199; filed on December 8, 1995.
*B Incorporated by reference to Amendment No. 2 to Registration Statement on Form F-1, File #33- 80199, filed on January 19, 1996.
*C Incorporated by reference to Registration Statement on Form F-1, File #333-4886, filed on May 28, 1996
*D Incorporated by reference to Registration Statement on Form F-1, File #333-4886, filed on June 25, 1996
*E Incorporated by reference to Registration Statement on Form S-8, File #333-5898, filed on October 31, 1996
*F Incorporated by reference to Registration Statement on Form F-3, File #333-6610, filed on March 12, 1997
*G Incorporated by reference to Registration Statement on Form S-8, File #333-6774, filed on April 11, 1997
*H Incorporated by reference to Registration Statement on Form F-3, File #333-8056, filed on December 9, 1997
*I Incorporated by reference to Registration Statement on Form F-4, File #333-8208, filed on January 14, 1998
*J Incorporated by reference to Registration Statement on Form S-8, File #333-8352, filed on February 13, 1998
*K Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File #0-13012, filed on August 13, 1999
*L Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, File #0-13012, filed on November 15, 1999
*M Incorporated by reference to Current Report on Form 8-K/A, filed on February 29, 2000
*N Management contract or compensatory plan or arrangement *O Filed herewith

(B)     REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1999.

                          ESC MEDICAL SYSTEMS LTD.



                     CONSOLIDATED FINANCIAL STATEMENTS











                          ESC MEDICAL SYSTEMS LTD.






                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE

INDEPENDENT AUDITORS' REPORTS                                           36-37

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets
    as of December 31, 1999 and 1998                                      38

  Consolidated Statements of Operations
    for the years ended December 31, 1999, 1998 and 1997                  39

  Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 31, 1999, 1998 and 1997                  40

  Consolidated Statements of Cash Flows
    for the years ended December 31, 1999, 1998 and 1997                41-42

  Notes to the Consolidated Financial Statements                        43-62



                                # # # # # #

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ESC Medical Systems Ltd.:


We have audited the accompanying consolidated balance sheet of ESC MEDICAL SYSTEMS LTD. (the "Company") and its subsidiaries as of December 31, 1999, and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1999, and the consolidated results of their operations, changes in shareholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.





Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 30, 2000


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
ESC Medical Systems Ltd.

We have audited the consolidated balance sheets of ESC Medical Systems Ltd. (an Israeli Corporation) as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Laser Industries Ltd. for the year ended December 31, 1997. (Laser Industries Ltd. was acquired during 1998 in transactions accounted for as a pooling of interests, as discussed in Note 3). Such statements are included in the consolidated financial statements of the Company and reflect total sales constituting 42% in 1997 of the related consolidated totals. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Laser Industries Ltd., is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards in Israel and in the United States, including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.



                                                LUBOSHITZ KASIERER
                                          Member Firm of Arthur Andersen
Haifa, Israel
February 10, 1999

T
                          ESC MEDICAL SYSTEMS LTD.
                        CONSOLIDATED BALANCE SHEETS
                      (in thousands except share data)

                                                                                     DECEMBER 31
                                                                              ----------------------------
                                                                 NOTE            1999             1998
                                                                 ----         -----------       ----------
CURRENT ASSETS
  Cash and cash equivalents                                                    $  24,524        $  42,950
  Short-term investments                                                          43,841           46,867
  Trade receivables (net of allowances of $25,432 and
    $10,480 in 1999 and 1998, respectively)                                       43,360           78,392
  Prepaid expenses and other receivables                          5                5,852           12,824
  Inventories                                                     6               39,516           61,200
                                                                              -----------       ----------
                                                                                 157,093          242,233

LONG-TERM INVESTMENTS
  Bank deposits and securities                                                       879           41,350
  Other                                                                            5,566            5,469

FIXED ASSETS                                                      7                6,549           13,877

OTHER ASSETS                                                      8                4,820           24,737
                                                                              -----------       ----------
       Total assets                                                            $ 174,907        $ 327,666
                                                                              ===========       ==========
CURRENT LIABILITIES
  Short-term debt and current maturities of long-term loans                 $         21      $     3,533
  Accounts payable and accrued expenses                           9               72,252           52,319
                                                                              -----------       ----------
                                                                                  72,273           55,852
                                                                              -----------       ----------
LONG-TERM LIABILITIES
  Bank loans                                                                          42               61
  Restructuring accrual                                           4                2,472                -
  Accrued severance pay                                           10               1,248            1,245
  Convertible subordinated notes                                  11              92,929          115,000
                                                                              -----------       ----------
                                                                                  96,691          116,306
                                                                              -----------       ----------
       Total liabilities                                                         168,964          172,158
                                                                              -----------       ----------
COMMITMENTS AND CONTINGENT LIABILITIES                            12

SHAREHOLDERS' EQUITY                                              13
  Ordinary shares of NIS 0.1 par value:
    Authorized - 50,000,000 shares;
    Issued and outstanding - 27,579,020 shares and
27,314,601 Shares as of December 31, 1999 and 1998,                                  577              553
respectively
  Paid-in capital                                                                137,732          136,001
  Unearned compensation                                                             (117)            (245)
  Retained earnings (accumulated deficit)                                       (113,975)          26,813
  Treasury stock, at cost 2,644,813 shares and 1,054,813
    Shares as of December 31, 1999 and 1998,
      respectively
                                                                                 (18,274)          (7,614)
                                                                              -----------       ----------
       Total shareholders' equity                                                  5,943          155,508
                                                                              -----------       ----------
       Total liabilities and shareholders' equity                              $ 174,907        $ 327,666
                                                                              ===========       ==========


      THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                        ESC MEDICAL SYSTEMS LTD.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands except per share data)

                                                                                YEAR ENDED DECEMBER 31
                                                                     --------------------------------------------
                                                                         1999            1998           1997
                                                             NOTE                                    (RESTATED)
                                                             ----    -------------  --------------  -------------
REVENUES
  Net sales                                                   14       $ 142,151      $ 225,206       $ 193,983
  Other revenues                                                               -              -           2,100
                                                                     -------------  --------------  -------------
                                                                         142,151        225,206         196,083
COST OF SALES                                                 4           96,474         78,585          65,068
                                                                     -------------  --------------  -------------
         Gross profit                                                     45,677        146,621         131,015
                                                                     -------------  --------------  -------------

OPERATING EXPENSES
  Research and development, net                               15          15,351         18,680          17,371
  Marketing and selling                                       4           78,432         76,882          55,877
  General and administrative                                              25,799         14,667          16,091
  Restructuring costs                                         4           20,530              -               -
  Settlement of litigations                                   12          23,780              -               -
  Impairment of intangible and tangible assets               3,7          17,616              -               -
  Acquired research and development                           16               -          2,451          11,912
  Other                                                       17           4,987              -               -
                                                                     -------------  --------------  -------------
         Total operating expenses                                        186,495        112,680         101,251
                                                                     -------------  --------------  -------------
         Operating income (loss)                                        (140,818)        33,941          29,764
FINANCING INCOME (EXPENSES), NET                              18          (3,865)         1,211           1,409
                                                                     -------------  --------------  -------------
                                                                        (144,683)        35,152          31,173
NONRECURRING EXPENSES                                         3                -         28,951           4,650
                                                                     -------------  --------------  -------------
         Income (loss) before income taxes                              (144,683)         6,201          26,523
TAXES ON INCOME                                               19           4,079          2,201           4,429
                                                                     -------------  --------------  -------------
         Net income (loss) before extraordinary items                   (148,762)         4,000          22,094
EXTRAORDINARY GAIN ON PURCHASE OF
COMPANY'S CONVERTIBLE NOTES                                                                 -               -
                                                              11           7,974
                                                                     -------------  --------------  -------------
         Net income (loss) for the year                                $(140,788)      $  4,000       $  22,094
                                                                     =============  ==============  =============
EARNINGS (LOSS) PER SHARE                                     20
  Basic
  Income (loss) before extraordinary item                              $   (5.79)      $   0.15       $    0.86

  Extraordinary gain                                                        0.31           -               -
                                                                     -------------  --------------  -------------
    Net earnings (loss) per share                                      $   (5.48)      $   0.15       $    0.86
                                                                     =============  ==============  =============
  Diluted
  Income (loss) before extraordinary item                              $   (5.79)      $   0.15       $    0.81

  Extraordinary gain                                                        0.31           -               -
                                                                     -------------  --------------  -------------
    Net earnings (loss) per share                                      $   (5.48)      $   0.15       $    0.81
                                                                     =============  ==============  =============
WEIGHTED AVERAGE NUMBER
  OF SHARES
  Basic                                                                   25,674         26,027          25,604
                                                                     =============  ==============  =============
  Diluted                                                                 25,674         27,381          27,194
                                                                     =============  ==============  =============


      THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                             ESC MEDICAL SYSTEMS LTD.
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                  (in thousands)

                                                                         NOTE
                                                                      RECEIVABLE
                                                                         FROM             RETAINED
                                                                   SHAREHOLDERS AND       EARNINGS
                                          SHARE        PAID IN         UNEARNED         (ACCUMULATED      TREASURY
                                         CAPITAL       CAPITAL       COMPENSATION         DEFICIT)         STOCK           TOTAL
                                        ---------     ----------  ----------------      ------------   ------------     ----------
Balance as of
  January 1, 1997 (restated)            $     520      $ 111,796   $      (1,234)        $     (144)    $     (104)     $110,834
Purchase of treasury stock                                                                                    (220)         (220)
Shares issued in connection
  with acquisition of AOC                       4          7,245                                                           7,249
Tax benefit of options exercised
  by employees                                             3,695                                                           3,695
Exercise of options and warrants                1          4,740                                                           4,741
Amortization of unearned
compensation                                                                 529                                             529
Net income of Luxar for the
  three months ended
  December 31, 1996                                                                             863                          863
Collection of note receivable                                                140                                             140
Translation adjustments                                       79                                                              79
Net income for the year                                                                      22,094                       22,094
                                        ---------     ----------  ----------------      ------------   ------------     ----------
Balance as of
                                              525         127,555           (565)            22,813           (324)      150,004
  December 31, 1997 (restated)
Purchase of treasury stock                                                                                  (7,290)       (7,290)
Exercise of options                            28          7,836                                                           7,864
Amortization of unearned
compensation                                                                 320                                             320
Tax benefit of options
  exercised by employees                                     610                                                             610
Net income for the year                                                                       4,000                        4,000
                                        ---------     ----------  ----------------      ------------   ------------     ----------
Balance as of
                                              553        136,001            (245)            26,813         (7,614)      155,508
  December 31, 1998
Purchase of treasury stock                                                                                 (10,660)      (10,660)
Gain from decrease in holding in
an affiliate                                               1,025                                                           1,025
Exercise of options                            24            489                                                             513
Grant of options                                             217                                                             217
Amortization of unearned
  compensation                                                               128                                             128
Net loss for the year                                                                      (140,788)                    (140,788)
Balance as of
  December 31, 1999                    $      577      $ 137,732       $    (117)        $ (113,975)     $ (18,274)     $  5,943


      THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                              ESC MEDICAL SYSTEMS LTD.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                                  YEAR ENDED DECEMBER 31
                                                                          1 9 9 9        1 9 9 8        1 9 9 7
                                                                      -------------  --------------  -------------
                                                                                                       (RESTATED)
CASH FLOWS - OPERATING ACTIVITIES
  Net income (loss)                                                    $  (140,788)   $     4,000     $    22,094
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
      Expenses (income) not affecting operating cash flows:
       Deferred income taxes                                                 4,093         (1,174)         (2,264)
       Amortization of deferred compensation                                   128            320             529
       Nonrecurring expenses in connection  with purchases                       -          8,938          11,912
       Depreciation and amortization                                         8,457          8,922           4,959
       Gain on purchase of Company's convertible notes                      (7,974)             -               -
       Restructuring costs                                                  45,068              -               -
       Impairment of intangible and tangible assets                         17,616              -               -
       Other                                                                   296            543             (26)
      Changes in operating assets and liabilities:
       Decrease (increase) in trade receivables                             30,232        (25,521)        (25,899)
       Decrease in prepaid expenses and other receivables                    2,879            852           2,621
       Decrease (increase) in inventories                                    1,946        (21,302)        (19,811)
       Increase (decrease) in accounts payable and accrued expenses          8,139         (3,012)         22,183
                                                                      -------------  --------------  -------------
       Net cash provided by (used in) operating activities                 (29,908)       (27,434)         16,298
                                                                      -------------  --------------  -------------

CASH FLOWS - INVESTING ACTIVITIES
  Payment for purchase of businesses, net of cash acquired                       -         (2,450)        (17,158)
  Sale of investment                                                             -            368               -
  Purchase of fixed assets                                                  (4,015)        (4,611)         (7,507)
  Investments in patents and know-how                                            -         (5,523)         (4,270)
  Maturity of (additions to) investments                                    43,439         39,921        (107,164)
  Proceeds from disposal of fixed assets                                         -            141              82
                                                                      -------------  --------------  -------------
       Net cash provided by (used in) investing activities                  39,424         27,846        (136,017)
                                                                      -------------  --------------  -------------
CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from issuance of convertible notes, net of expenses                   -              -         110,500
  Purchase of convertible notes                                            (14,264)             -               -
  Proceeds from exercise of warrants and options                               513          7,864           4,086
  Proceeds from long-term debt                                                   -              -          10,260
  Repayment of long-term loans                                                 (19)       (15,025)         (1,216)
  Increase (decrease) in short-term bank debt, net                          (3,512)         2,373             728
  Purchase of treasury stock                                               (10,660)        (7,290)           (220)
  Collection of note receivable from shareholders                                -              -             140
                                                                      -------------  --------------  -------------
       Net cash provided by (used in) financing activities                 (27,942)       (12,078)        124,278
                                                                      -------------  --------------  -------------
NET INCREASE IN CASH OF LUXAR FOR THE
  THREE MONTHS ENDED DECEMBER 31, 1996                                           -              -             777
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (18,426)       (11,666)          5,336

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              42,950         54,616          49,280
                                                                      -------------  --------------  -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $    24,524    $    42,950     $    54,616
                                                                      =============  ==============  =============


      THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          ESC MEDICAL SYSTEMS LTD.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                               (in thousands)

                                                                                  YEAR ENDED DECEMBER 31
                                                                      --------------------------------------------
                                                                       1 9 9 9        1 9 9 8        1 9 9 7
                                                                      -------------  --------------  -------------
                                                                                                       (RESTATED)
NONCASH ACTIVITIES
  Conversion of subordinated debentures and interest payable to
    common stock                                                      $          -      $        -    $       481
                                                                      -------------  --------------  -------------
  Tax benefit of options exercised by employees                       $          -      $     610     $     3,695
                                                                      -------------  --------------  -------------

CASH PAID DURING THE PERIOD IN RESPECT OF:
  Income taxes                                                        $        649      $     670     $       272
                                                                      -------------  --------------  -------------
  Interest                                                            $      6,654      $   7,510     $       750
                                                                      -------------  --------------  -------------
PURCHASE OF BUSINESSES
  Assets and liabilities at date of purchase:
    Working capital (excluding cash)                                                    $     556     $    (1,632)
    Fixed assets                                                                              (19)         (1,453)
    Intangibles and other assets                                                           (3,987)        (12,763)
    Research and development projects in process                                                -         (10,114)
    Long-term liabilities                                                                       -           1,555
                                                                                     --------------  -------------
                                                                                           (3,450)        (24,407)

    Short-term liabilities incurred in connection with purchase                             1,000               -
    Shares and warrants issued in connection with purchase                                      -           7,249
                                                                                     --------------  -------------
       Cash paid, net                                                                   $  (2,450)    $   (17,158)
                                                                                     ==============  =============



      THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)

NOTE 1   -    GENERAL

              A. ESC Medical Systems Ltd. (the "Company" or "ESC") is an Israeli company engaged directly and through its subsidiaries (together "the Group") in research, development, production and sale of medical devices based on proprietary intense pulsed light source and laser technology. The market for the Group's devices are principally cosmetic medical professionals worldwide.

              B. In 1997 and 1998, the Group entered into various merger and acquisition agreements, the most significant of which were with Luxar Corporation ("Luxar") and Laser Industries Limited ("Laser"), which were recorded as pooling-of-interests and the acquisition of Spectron (U.K.) Limited accounted for by the purchase accounting method. See Note 3 for a description of the merger and acquisition activity and the accounting treatment applied thereto.

              C. In 1999, the Group initiated a restructuring program of its business operations (see Note 4). In the framework of this program, the U.S.-based marketing activity is to be consolidated, the Israel-based manufacturing activity is to be consolidated, and certain products are to be eliminated. Management expects the restructuring program to be fully implemented in 2000.

              D. The Group's products use proprietary technology and accordingly the Group holds numerous patents and licenses. In addition, the industry in which the Group operates is characterized by rapid technological change and competition. Loss or invalidation of a patent or a license or inability to remain competitive in a rapidly changing economic environment could have an adverse effect on the Group.

              E. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2   -    ACCOUNTING POLICIES

              The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are:

              A. The accompanying financial statements have been prepared in U.S. dollars, as the currency of the primary economic environment in which the operations of the Group are conducted is the U.S. dollar. The majority of the Group's sales are denominated in U.S. dollars, as are the majority of purchases of materials and components. Thus, the functional currency of the Group is the U.S. dollar.

                     Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board of the United States (FASB). Accordingly, items have been remeasured as follows:

                     o Monetary items - at the current exchange rate at the balance sheet date.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 2   -    ACCOUNTING POLICIES (CONT.)

                     o      Nonmonetary items - at historical exchange rates.

                     o Income and expense items (excluding items deriving from nonmonetary items) - at exchange rates current as of the date of recognition of those items.

                     o Depreciation and other items deriving from nonmonetary items - at historical exchange rates.

                     o      Exchange gains and losses from the
                            aforementioned remeasurement are reflected in the statement of operations.


              B.     PRINCIPLES OF CONSOLIDATION
                     ---------------------------

                     The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany balances and transactions have been eliminated.

                     As a result of the business combinations with Luxar and Laser in 1997 and 1998, all prior period financial statements were restated to include the accounts of Luxar and Laser (see Note 3).

              C.     CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
                     -------------------------------------------

                     All highly liquid investments are considered as cash equivalents if the investments mature within three months from the date of investment. Investments in bank deposits and in commercial paper with original maturities longer than three months but less than a year are reflected as short-term investments.

              D.     ALLOWANCE FOR DOUBTFUL ACCOUNTS
                     -------------------------------

                     The allowance for doubtful accounts is recorded on the basis of specific accounts receivable whose collectibility, based on management's estimate, is uncertain.

              E.     INVENTORIES
                     -----------

                     Inventories are presented at the lower of cost or market. Cost being determined as follows:

                     Raw materials            -  "First-in, first-out" method

                     Finished products and    -  Materials as above, labor and
                     work in process             overhead costs on an average
                                                 basis.

              F.     LONG-TERM INVESTMENTS
                     ---------------------

                     Investments in long-term bank deposits and in debt securities in respect of which the Company has the positive intent and ability to hold to maturity are stated at amortized cost. Investments in nonmarketable equity securities are stated at cost, unless the Company has significant influence as defined in Accounting Principles Board Opinion ("APB") No. 18 in which case the investment is presented on the equity method.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 2   -    ACCOUNTING POLICIES (CONT.)

              G.     FIXED ASSETS
                     ------------

                     Fixed assets are presented at cost (see also I below), net of accumulated depreciation.

                     Annual depreciation is calculated based on the straight-line method over the estimated useful lives of the related assets or terms of the related leases. Annual depreciation rates are as follows:

                                                                 %
                                                               ------
                     Computers and equipment                   10-33
                     Office furniture and equipment             7-20
                     Leasehold improvements         Over the period of the lease
                     Vehicles                                    15

              H.     OTHER ASSETS
                     ------------

                     Intangible assets (patents, know-how and goodwill) are amortized by the straight-line method over periods of principally between five and ten years (see also I below). Debt issuance costs are amortized over the term of the related debt by the straight-line method.

              I.     IMPAIRMENT OF LONG-LIVED ASSETS
                     -------------------------------

                     In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management reviews long-lived assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.

              J.     RESEARCH AND DEVELOPMENT COSTS
                     ------------------------------

                     Research and development costs are charged to operations as incurred. Amounts received or receivable from the Government of Israel (through the Office of the Chief Scientist) as its participation in certain research and development are offset against the Group's research and development costs.

              K.     REVENUE RECOGNITION
                     -------------------

                     Revenue is recognized upon shipment of products provided that there are no significant uncertainties regarding the customer's acceptance and the collectibility is probable. The costs of insignificant related obligations (initial installations) are accrued when the related revenue is recognized. Deferred revenues from service contracts are recognized on a straight-line basis over the life of the related service contracts. An allowance has been recorded for estimated returns based on Group's experience and management's estimates.

              L.     PRODUCT WARRANTIES
                     ------------------

                     Accrued warranty costs are recorded at the time of sale based on the Group's experience and management estimates.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 2   -    ACCOUNTING POLICIES (CONT.)

              M.     STOCK-BASED COMPENSATION
                     ------------------------

                     The Group accounts for employee stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees". Pursuant to this accounting standard, the Group records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. See Note 13 for pro forma disclosures required in accordance with SFAS No.123, "Accounting for Stock-Based Compensation," ("SFAS 123") of the FASB. The Group accounts for stock-based compensation to consultants in accordance with SFAS 123.

              N.     DEFERRED TAXES
                     --------------

                     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to the extent that realization is not considered more likely than not.

              O.     EARNINGS PER SHARE
                     ------------------

                     Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and excludes any potential dilution. Diluted earnings per share reflects potential dilution from exercise of options and warrants or conversion of convertible securities into ordinary shares.


              P.     RECLASSIFICATIONS
                     -----------------

                     Certain reclassification have been made to prior years' financial statements to conform to the current year's presentation.

              Q.     NEW ACCOUNTING PRONOUNCEMENT
                     ----------------------------

                     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

                     SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have a material effect on its financial statements.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 3   -    MERGERS AND ACQUISITIONS

              A.     LUXAR
                     -----

                     In March 1997, Luxar was merged with and into the Company, which merger was accounted for as a pooling of interests. Accordingly, all prior period financial statements have been restated to include the accounts of Luxar.

                     The statement of operations for the year ended December 31, 1997, reflects nonrecurring expenses of approximately $4,650 related to costs associated with the merger.

              B.     LASER ACQUISITION
                     -----------------

                     In February 1998, Laser was acquired by ESC through the issuance of 6,181,013 ordinary shares of ESC and warrants and options exercisable for the purchase of 865,089 additional shares. The exchange with Laser was accounted for as a pooling of interests, and accordingly, all prior period financial statements were restated to include the accounts of Laser and reflect the issuance of the shares, warrants and options by ESC.

                     The statement of operations for the year ended December 31, 1998, reflects nonrecurring expenses of approximately $28,951 related to costs associated with the acquisition. Such amount includes principally $7,226 for underwriters, legal and accounting expenses, $7,149 for non-compete payments, bonuses and severance, and $6,638 for inventory writedowns.

              C. Combined and separate results of ESC and Laser during 1997 were as follows:
                     --------------------------------------------------------

                                                 ESC       LASER     COMBINED

             Year ended December 31, 1997:
                 Revenues                      $114,854   $81,229  $196,083
                 Net income                    $ 21,824   $   270  $ 22,094

              D.     SPECTRON ACQUISITION
                     --------------------

                     In April 1997, Laser acquired for cash consideration all of the outstanding shares of Spectron (U.K.) Limited, a U.K. based developer and manufacturer of laser systems for the medical, industrial and scientific markets, in a transaction accounted for under the purchase of accounting method. The total cost of the acquisition was $18,734, of which $4,900 was allocated to Spectron's tangible net assets, $8,000 was allocated to acquired technology, and $5,834 was written off as in-process research and development projects. Spectron has been included in the consolidated results of operations since April 1997. The results of operations of Spectron for the periods prior to April 1997 are immaterial to the consolidated results of operations.

                     Due to a determination by management regarding the unrecoverability of the acquired technology, the Group wrote off in 1999 an amount of $5,933 representing the entire net book value of the acquired technology recorded as a result of the 1997 acquisition.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 3   -    MERGERS AND ACQUISITIONS (CONT.)

              E.     AOC ACQUISITION
                     ---------------

                     On December 18, 1997, the Company acquired Applied Optronics Corp. ("AOC") for a total consideration of $7,500. The consideration was comprised of approximately $200 in cash, 164,356 ordinary shares and 84,435 warrants to purchase shares of the Company (see Note 13). AOC is a U.S. company engaged in research, development, manufacturing and marketing of laser diode optoelectronic components and systems.

                     The acquisition was accounted for under the purchase of accounting method. Of the total purchase price, $4,280 was allocated to AOC's research and development projects in process. As these projects had no alternative future use, they were written off as a nonrecurring expense at the date of purchase. Approximately $3,500 of the purchase price was allocated to intangible assets. The balance of approximately $300 represents the net liabilities (deficit) of AOC assumed by the Company.

                     Due to a determination by management regarding the unrecoverability of the intangible assets, the Group wrote off in 1999 an amount of $3,040 representing the entire net book value of the intangible assets recorded as a result of the 1997 acquisition.

                     The operating results of AOC for the year 1997 were immaterial in relation to the Company's consolidated results of operations.

NOTE 4   -    RESTRUCTURING COSTS AND OTHER CHARGES
------        -------------------------------------

              In 1999 the Group recorded a $45,068 charge for comprehensive restructuring plans approved on September 14, 1999 by the Board of Directors. The plans include, among other things, closing locations and reducing staff. The charge includes $9,797 for lease terminations and related fixed asset disposals, $19,738 for writedowns of inventories, $4,800 for writedowns of receivables, $8,758 for severance, and $1,975 for other costs.

              The writedowns of inventories, pertaining to the Group's decision to eliminate the marketing of a number of products, amounting to $19,738 were included in cost of goods sold. The writedowns of receivables amounting to $4,800 were included in the marketing and selling expenses.

              The majority of the restructuring charges relate to the Group's operations in the U.S. As of December 31, 1999, the unutilized accrual amounted to $7,998, relating to $4,514 for severance and $3,484 for lease terminations.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 5   -    PREPAID EXPENSES AND OTHER RECEIVABLES
------        --------------------------------------

                                                       DECEMBER 31
                                                ----------------------------
                                                1 9 9 9           1 9 9 8
                                                -----------      -----------
             Deferred income taxes             $       653        $    4,732
             Government agencies                     2,278             4,081
             Prepaid expenses                        1,966             2,411
             Other                                     955             1,600
                                                -----------      -----------
                                                $    5,852         $  12,824
                                                ===========      ===========


NOTE 6   -    INVENTORIES

                                                       DECEMBER 31
                                                ----------------------------
                                                1 9 9 9           1 9 9 8
                                                -----------      -----------
             Raw materials                       $  15,998         $  20,309
             Work in process                         8,052            10,106
             Finished products                      15,466            30,785
                                                -----------      -----------
                                                 $  39,516         $  61,200
                                                ===========      ===========


NOTE 7   -    FIXED ASSETS

                                                       DECEMBER 31
                                                ----------------------------
                                                1 9 9 9           1 9 9 8
                                                -----------      -----------
             Computers and equipment            $  5,298          $ 23,480
             Office furniture and equipment        1,851             8,456
             Leasehold improvements                2,154             4,206
             Vehicles                              2,884             2,332
                                                -----------      -----------
                                                  12,187            38,474
             Less - accumulated depreciation       5,638            24,597
                                                -----------      -----------
                                                $  6,549          $ 13,877
                                                ===========      ===========

              Depreciation expense amounted to $3,116, $4,013 and $4,044 for the years 1997, 1998 and 1999, respectively.

              In connection with the restructuring plans (see Note 4) and in connection with the periodic review of long-lived assets (see
              Note 2.I.), fixed assets with a net book value of $5,733 and $1,567, respectively, were written off in 1999.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 8  -     OTHER ASSETS
                                                        DECEMBER 31
                                                 ----------------------------
                                                 1 9 9 9           1 9 9 8
                                                 -----------      -----------

             Intangible assets (*)                  $  1,928          $ 30,494
             Debt issuance costs (**)                  3,636             4,500
             Other                                       793             1,961
                                                 -----------      -----------
                                                       6,357            36,955
             Less - accumulated amortization           1,537            12,218
                                                 -----------      -----------
                                                    $  4,820          $ 24,737
                                                 ===========      ============

              (*) In connection with the periodic review of long-lived assets (see Note 2.I. and Note 3), intangible assets with a net book value of $16,049 were written off in 1999.
              (**)   In respect of convertible subordinated notes - see Note
                     11.


NOTE 9  -     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                     DECEMBER 31
                                                             -----------------------------
                                                              1 9 9 9           1 9 9 8
                                                             ------------     ------------
             Trade payables                                  $     8,722       $    15,490
             Deferred income                                       3,324             2,322
             Government agencies                                     744             1,637
             Accruals:
               Payroll and related expenses                        6,462             7,127
               Commissions                                         5,591             5,020
               Income taxes                                        4,543             4,975
               Settlement of litigations (Note 12)                20,213                 -
               Restructuring (Note 4)                              5,526                 -
               Interest                                            1,874             2,362
               Warranty                                            3,913             3,093
               Other expenses                                     11,340            10,293
                                                             ------------     ------------
                                                             $    72,252       $    52,319
                                                             ============     ============


                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 10  -    ACCRUED SEVERANCE PAY

              The Company's obligation to make severance payments to its employees is fully covered by the payment of insurance premiums in respect thereof and by the accrual in the balance sheet. The insurance policies, which are in the form of an annuity and/or life insurance, are owned by the Company. The amounts funded with insurance companies are not under the management or control of the Company, and accordingly, neither those amounts nor the corresponding accrual for severance pay are reflected in the balance sheet. The Company's obligation by law and labor agreements in respect of severance pay for those employees not covered by managers' insurance policies is presented as an accrued liability.

              Severance pay expenses amounted to $747, $1,019 and $734 for the years 1997, 1998 and 1999, respectively. The calculation is based on the employee's latest salary and the period of employment.

              The subsidiaries in the United States ("U.S. subsidiaries") have 401(k) savings plans covering substantially all of the employees in the United States who have completed at least three months of service. Each employee may contribute up to 15% of his or her compensation per year, subject to maximum limits imposed by U.S. tax law. The U.S. subsidiaries may make discretionary matching contributions based on a formula as defined in the plans. To date, the U.S. subsidiaries have made no contributions to the plans.


NOTE 11  -    CONVERTIBLE SUBORDINATED NOTES

              In September 1997, the Company issued $115,000 in principal amount of 6% convertible subordinated notes due September 1, 2002, with interest payable semiannually commencing March 1, 1998. The notes are convertible into approximately 2,470,461 ordinary shares of the Company at a conversion price of $46.55 per share, subject to adjustments in certain events.

              The notes are redeemable at the option of the Company, in whole or in part, at 102.4% of their principal amount beginning September 2000, and thereafter at prices declining annually to 100% on September 1, 2002, plus accrued interest to the date of redemption.

              In 1999 the Company purchased $22,071 in principal amount of the 6% convertible subordinated notes at a price of $14,264. As a result of the purchase the Company recorded a gain of $7,974. As of December 31, 1999, the outstanding liability with regard to the convertible subordinated notes amounted to $92,929.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 12  -    COMMITMENTS AND CONTINGENT LIABILITIES

              A.     LEASE COMMITMENTS
                     -----------------

                     The Group leases its principal facilities in Yokneam and Tel-Aviv in Israel, and also operates sales offices and manufacturing facilities in the U.S., U.K., Italy, Germany, Japan and France. Rental expense for the years 1997, 1998 and 1999, amounted to $2,626, $3,423 and $3,729, respectively. Future minimum annual lease payments for operating leases are as follows:

                     2000                              $3,676
                     2001                              $2,856
                     2002                              $2,555
                     2003                              $2,134
                     2004                              $1,774

                     In connection with the Group's restructuring and the consolidation of its facilities, $3,484 of the above amounts have been accrued and included in restructuring costs for the year ended December 31, 1999.

              B.     ROYALTIES
                     ---------

                     The Group is a party to various licensing agreements which require it to pay royalties on certain product sales at various rates - up to 5% of the net selling price of these products.

                     The Group is also obligated to pay to the State of Israel and the BIRD Foundation royalties of 3-5% on the sales of products for which participations were received up to 100% of the amount of the participations. As of December 31, 1999, the balance of the royalty-bearing participations amounted to approximately $6,234.

                     The Group paid royalties of $1,261, $824 and $534 in 1997, 1998 and 1999, respectively.

              C.     CONTINGENT LIABILITIES
                     ----------------------

                     (1) In late 1998 the Company was named in a number of purported class action securities lawsuits that have been consolidated in the United States District Court for the Southern District of New York. In July 1999, a consolidated amended complaint was filed naming among others, the Company and several additional current and former directors and officers of the Company and Laser as defendants. The consolidated amended complaint seeks damages and attorneys' fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998. The Company's insurance carrier has agreed to assume the defense of the action under a reservation of rights. Laser's insurance carrier's decision as to coverage is currently pending. No accrual has been recorded in the financial statements for this matter.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 12  -    COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

              C.     CONTINGENT LIABILITIES (CONT.)

                     (2) On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company in the State District Court in Harris County, Texas. Dr. Urso alleges a number of causes of action including breach of contract, breach of warranty, product liability, misrepresentation and violations of the Texas Deceptive Trade Practices Act. The complaint purports to be filed on behalf of a national class. The Company has taken steps to remove the case to Federal court and intends to vigorously deny all allegations and challenge plaintiff's class certification motion when it is filed. No accrual has been recorded in the financial statements for this matter.

                     (3) On May 10, 1999, the Company and a former director and officer were named as defendants in an action filed in Tel-Aviv Court by H.K. Hashalom Ltd. in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of $2,500 but has reserved the right to increase such amount as well as a declaratory judgment that, inter alia, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. The case has not yet been set for a first hearing. No accrual has been recorded in the financial statements for this matter.

                            (4) On November 5, 1998, Light Age, Inc.
                            ("Light Age") instituted an ex-parte
                            application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. On January 25, 1999, the Company, along with three subsidiaries, brought an action in the Superior Court of New Jersey, Somerset County (the "US Court"), against Light Age. The litigation relates to disputes arising out of an agreement between Light Age and Laser pursuant to which Light Age supplied certain medical laser devices to Laser. On July 1, 1999, the U.S. Court granted defendant Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On
                            August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November
                            22, 1999, the Company and three affiliated entities filed a response to Light Age's demand. Pending the outcome of the U.S. arbitration, Light Age and the Company agreed to file a motion to stay the proceedings in Tel-Aviv. On October 14, 1999, the Tel-Aviv
                            Court confirmed the motion as requested and stayed the proceedings. No accrual has been recorded in the financial statements for this matter.

                     (5) As mentioned above, the Company and its subsidiaries are involved in several legal proceedings, claims and litigation in which no accrual has been recorded in the financial statements. Management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

                     (6) The Company and its subsidiaries are involved in further legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, each of these matters individually is not likely to materially affect the Group's consolidated financial position.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)



NOTE 12  -    COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

              D.     SETTLEMENT OF LITIGATIONS
                     -------------------------

                     In 2000, the Group reached settlement agreements with respect to litigation with Reliant Technologies, Inc. and LPG USA, Inc., relating to alleged patent infringement and violations of the Lanham Act and related state laws, respectively. Under the various settlements agreements the Company agreed to pay cash in an aggregate amount of $9,500, to pay consulting fees under a three-year consulting agreement in an amount of $1,500, to purchase products in the amount of $5,000 and to grant 300,000 stock options at exercise prices of $5 to $9.75 (with fair value of $381 as of the dates of the grants under the Black-Scholes model).


NOTE 13  -    SHARE CAPITAL

              A.     ORDINARY SHARES
                     ---------------

                     In March 1997, the Company completed a merger with Luxar and issued 1,976,473 shares under the terms of the agreement - see Note 3. Convertible and redeemable preferred stock of Luxar were converted into ordinary shares of the Company in connection with the merger.

                     In December 1997, the Company issued 164,356 shares in connection with the acquisition of AOC - see Note 3.

                     In February 1998, the Company completed a merger with Laser and issued 6,181,013 ordinary shares and warrants and options exercisable for the purchase of 865,089 additional shares.

              B.     SHARES SUBJECT TO OPTIONS
                     -------------------------

                     Until 1997, the Company issued ordinary shares to an independent trustee. The use of these shares is restricted to the granting of options to founding shareholders, employees and consultants to acquire such shares. No shares can be returned to the Company and such shares have voting and dividend rights. Shares issued to the trustee are deemed outstanding, using the treasury stock method, for purposes of earnings per share computations. As of December 31, 1999, 315,037 shares were held by the trustee.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 13  -    SHARE CAPITAL (CONT.)

              B.     SHARES SUBJECT TO OPTIONS (CONT.)

                     Transactions during the three years ended December 31, 1999, are summarized as follows:


                                                                                           WEIGHTED
                                                                                           AVERAGE
                                                                                        EXERCISE PRICE
                                                                       NO. OF SHARES         U.S.$
                                                                       -------------    --------------

                    Outstanding January 1, 1997                             2,466,443
                      Granted                                               1,143,084        21.80
                      Exercised                                            (1,156,380)        2.58
                      Forfeitures                                             (32,713)        3.57
                                                                      -----------------
                    Outstanding December 31, 1997                           2,420,434
                      Granted                                                 233,000        23.35
                      Exercised                                              (663,753)       15.40
                      Forfeitures                                             (80,839)       25.00
                                                                      -----------------
                    Outstanding December 31, 1998                           1,908,842
                      Granted                                               4,639,000         5.25
                      Exercised                                              (364,522)        1.41
                      Forfeitures                                          (1,084,176)        7.48
                                                                      -----------------
                    Outstanding December 31, 1999                           5,099,144
                                                                      =================

                     The weighted average fair values of options granted in 1997, 1998 and 1999 were $11.94,
                     $19.00 and $3.11, respectively.

                     The following table summarizes information about options outstanding at December 31, 1999:


                                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                      ------------------------------------------------------     -----------------------------------
     RANGE OF             NUMBER             WEIGHTED            WEIGHTED            NUMBER             WEIGHTED
     EXERCISE         OUTSTANDING AT          AVERAGE             AVERAGE        EXERCISABLE AT         AVERAGE
      PRICES           DECEMBER 31           REMAINING        EXERCISE PRICE       DECEMBER 31       EXERCISE PRICE
      U.S.$              1 9 9 9         CONTRACTUAL LIFE          U.S.$             1 9 9 9             U.S.$
   -----------        ---------------    ----------------     --------------     --------------      ---------------
    0.02-2.90                 185,799          5-7.5                 0.70                172,097            0.69
    5.03-6.00               4,133,600          5-9.5                 5.25                  2,100            5.12
    7.94-8.67                 534,650           6-9                  8.00                151,810            8.12
   13.80-18.87                 68,845           2.5                 16.15                 68,845           16.15
   25.50-27.00                176,250         6.5-7.5               25.85                100,375           26.40
                       --------------                                             --------------
                            5,099,144                                                    495,227
                       ==============                                             ==============

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)



NOTE 13  -    SHARE CAPITAL (CONT.)

              B.     SHARES SUBJECT TO OPTIONS (Cont.)
                     -------------------------

                     The Company has received approval from the Israeli Income Tax Authority for a share option plan under
                     Section 102 of the Income Tax Ordinance. This plan provides certain tax benefits to employee participants and restricts the disposal of the shares under option for a period of not less than two years.

                     The option exercise price is determined by the Board of Directors and, if granted below fair market value, compensation expense is recorded over the vesting period of the option in accordance with APB 25. Under APB 25, the compensation cost charged to operations for the years ended December 31, 1997, 1998 and 1999 amounted to $529, $320 and $128, respectively.

                     Had compensation cost been determined under the alternative fair value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share for the years 1997, 1998 and 1999 would have been reduced to the following pro forma amounts:

                                                                  1999            1998          1997
                                                             --------------    ------------   ------------
                    Net income             As reported       $    (140,788)     $    4,000     $ 22,094
                                           Pro forma         $    (147,250)     $     (446)    $ 18,326

                    Basic
                      earnings (loss)      As reported       $       (5.48)     $    0.15      $   0.86
                      per share
                                           Pro forma         $       (5.74)     $   (0.02)     $   0.72
                    Diluted
                      earnings (loss)
                      per share            As reported       $       (5.48)     $    0.15      $   0.81
                                           Pro forma         $       (5.74)     $   (0.02)     $   0.67


                     Under Statement No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999: (1) expected life of 3 years; (2) dividend yield of 0%; (3) expected volatility of 62% in 1997, 150% in 1998 and 87% in 1999; and (4)
                     risk-free interest rate of 6% in 1997, 5% in 1998, and 6% in 1999.

              C.     WARRANTS
                     --------

                     Pursuant to the agreement for the acquisition of AOC entered into in December 1997, warrants to purchase 84,435 ordinary shares at a price of $47.25 per share were issued. These warrants are exercisable until December 2002.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)



NOTE 13  -    SHARE CAPITAL (CONT.)

              D.     TREASURY STOCK
                     --------------

                     During 1998 and 1999, the Board of Directors of the Company authorized the purchase of up to 3,000,000 ordinary shares, to facilitate the exercise of employee share options under the various plans. As of December 31, 1999, 2,644,813 shares had been repurchased and held as treasury shares in trust.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 14  -    NET SALES

              A.     GEOGRAPHICAL BREAKDOWN OF SALES
                     -------------------------------

                                                                              YEAR ENDED DECEMBER 31
                                                                   ---------------------------------------------
                                                                   1 9 9 9          1 9 9 8            1 9 9 7
                                                                   ----------     ------------       -----------
                    Export and international                       $ 140,097        $ 220,633         $ 192,348
                    Domestic - Israel                                  2,054            4,573             1,635
                                                                   ----------     ------------       -----------
                                                                   $ 142,151        $ 225,206         $ 193,983
                                                                   ==========     ============       ===========

              B.     COMPOSITION OF SALES BY GEOGRAPHIC AREAS

                                                                              YEAR ENDED DECEMBER 31
                                                                   ---------------------------------------------
                                                                   1 9 9 9          1 9 9 8            1 9 9 7
                                                                   ----------     ------------       -----------
                    North America                                 $   51,223        $ 117,377         $ 109,687
                    Europe                                            40,774           69,968            43,167
                    Asia                                              33,662            9,375            16,051
                    Central and South America                          4,079           13,655            17,671
                    Other                                             12,413           14,831             7,407
                                                                   ----------     ------------       -----------
                                                                   $ 142,151        $ 225,206         $ 193,983
                                                                   ==========     ============       ===========

NOTE 14  -    NET SALES (CONT.)

              C.     GEOGRAPHICAL SEGMENTS OF PRODUCTION

                     The Company's activities fall within two reporting segments: the U.S.A. segment and the rest of the world
                     (ROW). The following table sets forth segments information for the years ended December 31, 1999, 1998 and 1997:


                                                                               YEAR ENDED DECEMBER 31
                                                                   ---------------------------------------------
                                                                     1 9 9 9         1 9 9 8           1 9 9 7
                                                                   ----------     ------------       -----------
                    Revenues
                      U.S.A.                                        $   51,223        $ 117,376       $ 109,687
                      ROW                                               90,928          107,830          84,296
                                                                   -----------    -------------      -----------
                          Consolidated                                 142,151          225,206         193,983
                                                                   ===========    =============      ===========
                    Operating income (loss):
                      U.S.A.                                           (91,738)         (19,905)          4,159
                      ROW                                               (4,264)          53,846          25,605
                      Expenses not allocated to a
                       particular segment                              (44,816)              -               -
                                                                   -----------    -------------      -----------
                          Consolidated                                (140,818)          33,941          29,764
                                                                   -----------    -------------      -----------
                      Financing income (expenses),
                        net                                             (3,865)           1,211           1,409

                      Nonrecurring expenses                                  -          (28,951)         (4,650)
                                                                   -----------    -------------      -----------
                          Income (loss) before income
                    taxes                                            $(144,683)      $    6,201       $  26,523
                                                                   ===========    =============      ===========

                    Identifiable assets
                      U.S.A.                                       $    47,847       $  100,762      $   90,653
                      ROW                                              116,399          211,776         231,804
                      Assets not allocated to a
                    particular segment                                  10,661           15,128          13,189
                                                                   -----------    -------------      -----------
                          Consolidated                              $  174,907       $  327,666      $  335,646
                                                                   ===========    =============      ===========
                    Depreciation and amortization
                      U.S.A.                                        $    2,061       $    2,577     $       876
                      ROW                                                4,352            3,953           2,787
                      Depreciation and amortization
                      not allocated to a particular
                      segment                                            2,044            2,392           1,296
                                                                   -----------    -------------      -----------
                          Consolidated                              $    8,457       $    8,922      $    4,959
                                                                   ===========    =============      ===========

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)



NOTE 15  -    RESEARCH AND DEVELOPMENT COSTS, NET

                                                                     YEAR ENDED DECEMBER 31
                                                             ---------------------------------------
                                                              1 9 9 9        1 9 9 8        1 9 9 7
                                                             ----------     ----------    ----------
             Total costs                                      $ 15,626       $ 19,283       $ 18,889
             Less - participation primarily by
               the Government of Israel                            275            603          1,518
                                                             ----------     ----------    ----------
                                                              $ 15,351       $ 18,680       $ 17,371
                                                             ==========     ==========    ==========

NOTE 16  -    ACQUIRED RESEARCH AND DEVELOPMENT

              Nonrecurring expenses in connection with mergers and acquisitions of businesses were as follows:

                                                                                  YEAR ENDED
                                                                         -----------------------------
                                                                                  DECEMBER 31
                                                                            1 9 9 8         1 9 9 7
                                                                         ------------      -----------

                     Purchase of Spectron                                          -           5,834
                     Purchase of AOC                                               -           4,280
                     Other acquisitions                                        2,451           1,798
                                                                          -----------      -----------
                                                                            $  2,451        $ 11,912
                                                                          ===========      ===========



NOTE 17  -    OTHER EXPENSES

              A. Other expenses were as follows:

                                                      YEAR ENDED DECEMBER 31
                                                      -----------------------
                                                             1 9 9 9
                                                            ----------
             Proxy expenses (see B below)                   $   3,575
             Other                                              1,412
                                                            ---------
                                                            $   4,987
                                                            =========

              B. In connection with the director election contest, the Company incurred expenses of $2,065. In addition, in accordance with the resolution of the Board of Directors of the Company in a meeting held on June 23, 1999, all costs and expenses of two major shareholders and their affiliates in connection with the director election contest were reimbursed by the Company.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 18  -    FINANCING INCOME (EXPENSES), NET


                                                                     YEAR ENDED DECEMBER 31
                                                             ----------------------------------------
                                                              1 9 9 9        1 9 9 8        1 9 9 7
                                                              ---------     ----------     ----------
             Interest income                                  $  5,483       $  8,921       $  5,722
                                                              ---------     ----------     ----------

             Less - Financing expenses
               Interest and amortization in
                 respect of convertible notes                    7,626          7,832          2,417
               Other interest                                      136            871          1,146
               Exchange rates, net                               1,586           (993)           750
                                                              ---------     ----------     ----------
                                                                 9,348          7,710          4,313
                                                              ---------     ----------     ----------
                                                              $ (3,865)      $  1,211       $  1,409
                                                              =========     ==========     ==========

NOTE 19  -    TAXES ON INCOME

              Inflationary adjustments - The Company and Laser are subject to the Income Tax Law (Inflationary Adjustments), 1985, which provides for an adjustment to taxable income for the effects of inflation (based on the Israeli Consumer Price Index) on that portion of shareholders' equity not invested in inflation resistant assets.

              "Approved enterprise" - The Company and Laser have received approval for their investment programs in accordance with the Law for the Encouragement of Capital Investments, 1959. The Company has chosen to receive its benefits through the alternative benefits program, and, as such, including accelerated depreciation of fixed assets used in the investment programs, as well as a full tax exemption on undistributed income that is derived from the approved enterprise for a period of six years and reduced tax rates for an additional period of up to four years. Laser is entitled to a full tax exemption for a period of two years and reduced tax rates for an additional period of up to five years (the rate and the length of the benefit period are dependent on the percentage of non-Israeli shareholder ownership). The benefits commence with the date on which taxable income is first earned. Income not derived from the approved enterprise is subject to tax at a rate of 36%. The tax exemption period for the Company commenced in 1995 and the tax exemption period for Laser has not yet commenced.

              Dividends paid out of income derived from the approved enterprise is subject to 15% withholding. Should dividends be paid out of income earned during the period of the tax holiday, such income will be subject to tax at the rate of up to 25%. The Company and Laser do not anticipate paying dividends from income derived from the approved enterprise and any such earnings distributed upon dissolution will not subject the Company and Laser to income taxes.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 19  -    TAXES ON INCOME (CONT.)

              The Company and Laser have not received final income tax assessments for years subsequent to 1991.

              The provision for income taxes consists of the following:

                                                                     YEAR ENDED DECEMBER 31
                                                           -------------------------------------------
                                                              1 9 9 9        1 9 9 8        1 9 9 7
                                                           -------------    -----------    ------------
             Current taxes                                 $          -      $   3,375      $   7,693
             Deferred taxes                                      (4,079)        (1,174)        (3,264)
                                                           -------------    -----------    ------------
                                                           $     (4,079)     $   2,201      $   4,429
                                                           =============    ===========    ============

              As most of the income in Israel is exempt from income taxes, the Israeli statutory tax rate for the purposes of the reconciliation of the reported tax expense is approximately zero. Income tax expense in the financial statements relates primarily to the income taxes of subsidiaries.

              The current tax provisions are recorded net of the benefit of utilizing net operating loss carryforwards and tax credit carryforwards of subsidiaries. Significant components of deferred tax assets and liabilities are as follows:

                                                                                 DECEMBER 31
                                                                      -------------------------------
                                                                         1 9 9 9           1 9 9 8
                                                                      -------------       -----------
             Deferred tax assets:
               Accrued liabilities                                               -             1,521
               Inventory adjustments                                             -               657
               Allowance for doubtful accounts                                   -               449
               Net operating loss carryforwards                                653             2,300
                                                                      -------------       -----------
                                                                               653             4,927
                                                                      -------------       -----------
             Deferred tax liabilities:
               Accelerated depreciation                                          -              (164)
               Other                                                             -               (31)
                                                                      -------------       -----------
                                                                                 -              (195)
                                                                      -------------       -----------
               Net deferred tax assets - included in
                 other receivables                                              653             4,732
                                                                      =============       ===========

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 20  -    EARNINGS PER SHARE

                                             YEAR ENDED                        YEAR ENDED                        YEAR ENDED
                                         DECEMBER 31, 1 9 9 9              DECEMBER 31, 1 9 9 8            DECEMBER 31, 1 9 9 7
                                  ---------------------------------   -----------------------------   ----------------------------
                                                          PER SHARE                        PER SHARE                      PER SHARE
                                    INCOME      SHARES     AMOUNT     INCOME     SHARES     AMOUNT     INCOME     SHARES   AMOUNT
                                  -------------------------------------------------------------------------------------------------
Net income (loss)                  (140,788)                            4,000                           22,094
                                  ==========                           ======                          ========
Basic earnings per share
Income (loss) before              (148,762)      25,674      (5.79)     4,000     26,027       0.15     22,094    25,604      0.86
extraordinary items
Extraordinary gain                   7,974       25,674       0.31       -        26,027       -         -        25,604         -
                                  ---------                  ------    ------                 ------   -------              -------
  Income available to
  ordinary shareholders           $(140,388)     25,674       (5.48)   $4,000     26,027       0.15    $22,094    25,604      0.86
                                                             ======                           ======                        =======

Effect of dilutive securities
  Options                                             -                              741                             961
  Warrants                                            -                              613                             629
  Debentures                                          -                                -                               -
                                                --------                          -------                          ------
Diluted earnings per Share
Income (loss) before
extraordinary items               (148,762)      25,674      (5.79)     4,000     27,381       0.15     22,094    27,194       0.81
Extraordinary gain                   7,974       25,674       0.31       -        27,381       -         -        27,194          -
                                  ---------                  ------    ------                 ------   -------              -------
Income (loss) available to
 ordinary shareholders            (140,388)      25,674      (5.48)     4,000     27,381       0.15     22,094    27,194       0.81
                                                             ======                           ======                        =======

The diluted EPS calculation did not take into account subordinated notes convertible into weighted average of 2,289,590, 2,470,469 and 1,646,974 ordinary shares, in 1999, 1998 and 1997 respectively, because their effect is antidilutive.

NOTE 21  -    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
-------       ------------------------------------------------------

              Financial instruments which potentially subject the Group to a concentration of credit risk consist principally of cash, short-term and long-term investments and trade receivables. Short-term cash investments are placed with high credit-quality financial institutions. Other investments are in securities of various banks, in U.S. Government securities and in commercial paper of industrial companies with high credit ratings. The Group performs ongoing credit evaluations of its customers and generally does not require collateral. The Group maintains allowances for estimated credit losses.

              The carrying amounts of cash, investments, receivables and accounts payable approximate fair value. The market value of its convertible notes is approximately 75% of the book value.

                         ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)




                                             ESC MEDICAL SYSTEMS LTD.
                                                   SCHEDULE II
                                        VALUATION AND QUALIFYING ACCOUNTS
                                                  (IN THOUSANDS)


                                       BALANCE AT       CHARGE          CHARGE                      BALANCE AT
                                       BEGINNING     TO COSTS AND      TO OTHER                       END OF
                                        OF YEAR         EXPENSES       ACCOUNTS       DEDUCTIONS       YEAR

Year ended December 31, 1999:
     Allowance for Doubtful accounts        $10,480         $14,952      -----           -----        $25,432
     Reserve for Warranty                    $3,029            $884      -----           -----         $3,913

Year ended December 31, 1998:
     Allowance for Doubtful accounts         $2,235          $8,245      -----           -----        $10,480
     Reserve for Warranty                    $1,172          $1,857      -----           -----         $3,029

Year ended December 31, 1997:
     Allowance for Doubtful accounts           $804          $1,431      -----           -----         $2,235
     Reserve for Warranty                        $0          $1,172      -----           -----         $1,172

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESC MEDICAL SYSTEMS LTD.

By:/S/ Yacha Sutton
   _____________________________
   Yacha Sutton,
   Chief Executive Officer

Dated: March 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                       Date
---------                                   -----                       ----

/s/Yacha Sutton
------------------                 Chief Executive Officer         March 30, 2000
Mr. Yacha Sutton                 (Principal Executive Officer)

/s/Sagi Genger
------------------                 Chief Financial Officer         March 30, 2000
Mr. Sagi Genger                  (Principal Financial Officer)

/s/Raanan Yehiely
------------------                   Corporate Controller          March 30, 2000
Mr. Raanan Yehiely

/s/Jacob A. Frenkel
------------------                     Chairman of the             March 30, 2000
Prof. Jacob A. Frenkel                Board of Directors

/s/Aharon Dovrat
------------------                         Director                March 30, 2000
Mr. Aharon Dovrat

/s/Philip Friedman
------------------                         Director                March 30, 2000
Mr. Philip Friedman

/s/Thomas G. Hardy
------------------                         Director                March 30, 2000
Mr. Thomas G. Hardy

/s/Darrell S. Rigel
------------------                         Director                March 30, 2000
Prof. Darrell S. Rigel

/s/S.A. Spencer
------------------                         Director                March 30, 2000
Mr. S.A. Spencer

/s/Mark H. Tabak
------------------                         Director                March 30, 2000
Mr. Mark H. Tabak

/s/Zehev Tadmor
------------------                         Director                March 30, 2000
Prof. Zehev Tadmor