Form 10-Q
period 2000-03-31
ESC MEDICAL SYSTEMS LTD
filed 2000-05-15
CIK 1004945

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.


             For the Quarterly Period Ended March 31, 2000


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's common stock as of May 9, 2000 was 27,629,017 Ordinary Shares, NIS 0.10 par value per share.





                          ESC MEDICAL SYSTEMS LTD.

                                 FORM 10-Q

                    For the Quarter Ended March 31, 2000


                                   INDEX


PART I.  FINANCIAL INFORMATION................................................4

      ITEM 1.  Financial Statements...........................................4

        1)     Independent Accountant's Review Report.........................5

        2)     Consolidated Balance Sheets....................................6

        3)     Consolidated Statements of Operations..........................7

        4)     Statement of Changes in Shareholders' Equity...................8

        5)     Consolidated Statements of Cash Flows..........................9

        6)     Notes to Condensed Interim Consolidated Financial Statements..10

      ITEM 2.  Management's  Discussion and Analysis of Financial Condition
               and Results of Operations.....................................15

      ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.....18


PART II. OTHER INFORMATION...................................................18

    ITEM 1.    Legal Proceedings.............................................18

    ITEM 6.    Exhibits and Reports on Form 8-K..............................19


                                # # # # # #

                                     1


PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                                     2


                          ESC MEDICAL SYSTEMS LTD.

                        UNAUDITED CONDENSED INTERIM
                     CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2000


                          ESC MEDICAL SYSTEMS LTD.

                    INDEX TO UNAUDITED CONDENSED INTERIM
                     CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2000





                                                                   Page
                                                                 -------


INDEPENDENT ACCOUNTANT'S REVIEW REPORT                              5

BALANCE SHEET                                                       6

STATEMENT OF OPERATIONS                                             7

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY                        8

STATEMENT OF CASH FLOWS                                             9

NOTES TO FINANCIAL STATEMENTS                                     10-14






                                # # # # # #



                   Independent Accountant's Review Report
                   --------------------------------------


  The Board of Directors
  ESC Medical Systems Ltd.
  Yokneam
  -------

  We have reviewed the accompanying interim consolidated balance sheet of ESC Medical Systems Ltd. and consolidated subsidiaries as of March 31, 2000 and the related interim consolidated statement of operations, statement of changes in shareholders' equity and statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the company's board of directors and management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.


  Brightman Almagor & Co.
  Certified Public Accountants
  A member of Deloitte Touche Tohmatsu

  Tel Aviv
  May 15, 2000


                                    ESC MEDICAL SYSTEMS LTD.
                               INTERIM CONSOLIDATED BALANCE SHEET
                                (In thousands, except share data)

                                                                          March 31,       December 31,
                                                                            2000             1999
                                                                        ------------    --------------
                                                                         (Unaudited)
                                                                        ------------
CURRENT ASSETS
  Cash and cash equivalents                                             $      10,315   $      24,524
  Short-term investments                                                       38,936          43,841
  Trade receivables (net of allowances of $24,242 and $25,432,
  respectively)                                                                48,321          43,360
                                                                                5,287           5,852
  Prepaid expenses and other receivables                                       36,648          39,516
                                                                        -------------   --------------
  Inventories                                                                 139,507         157,093
                                                                        -------------   --------------

LONG-TERM INVESTMENTS
  Bank deposits and securities                                                    811             879
  Other                                                                         5,963           5,566

FIXED ASSETS                                                                    6,497           6,549

OTHER ASSETS                                                                    4,551           4,820
                                                                        -------------   --------------
        Total assets                                                    $     157,329   $     174,907
                                                                        =============   ==============
CURRENT LIABILITIES
  Short-term debt and current maturities of long-term loans             $          65   $          21
  Accounts payable and accrued expenses                                        54,091          72,252
                                                                        -------------   --------------
                                                                               54,156          72,273
                                                                        -------------   --------------
LONG TERM LIABILITIES
  Bank loans                                                                       38              42
  Restructuring accrual                                                         1,528           2,472
  Accrued severance pay                                                         1,034           1,248
  Convertible subordinated notes                                               91,787          92,929
                                                                        -------------   --------------
                                                                               94,387          96,691
                                                                        -------------   --------------
Total liabilities                                                             148,543         168,964
                                                                        -------------   --------------

SHAREHOLDERS' EQUITY
  Ordinary shares of NIS 0.1 par value: Authorized - 50,000,000 shares;
  Issued and outstanding - 27,629,017 and 27,579,020 shares, respectively         578             577
  Paid-in capital                                                             138,240         137,732
  Unearned compensation                                                           (85)           (117)
  Accumulated deficit                                                        (112,731)       (113,975)
  Treasury stock, at cost 2,491,683 and 2,644,813 shares, respectively        (17,216)        (18,274)
                                                                        -------------   --------------
        Total shareholders' equity                                              8,786           5,943
                                                                        -------------   --------------
        Total liabilities and shareholders' equity                      $     157,329   $     174,907
                                                                        =============   ==============

The accompanying notes are an integral part of these interim consolidated financial statements.

                          ESC MEDICAL SYSTEMS LTD.
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                   (In thousands, except per share data)

                                                        For the three
                                                         months ended
                                                          March 31,
                                                   --------------------------
                                                      2000         1999
                                                   ---------    -------------
REVENUES                                           $  36,028    $  31,292

COST OF SALES                                         16,481       30,090
                                                   ---------    -------------
        Gross profit                                  19,547        1,202
                                                   ---------    -------------
OPERATING EXPENSES
   Research and development, net                       2,908        4,969
   Marketing and selling                              12,281       24,413 (*)
   General and administrative                          2,268        4,014
   Restructuring costs                                     -        6,446 (*)
   Settlement of litigation                                -        3,000
                                                   ---------    -------------
        Total operating expenses                      17,457       42,842
                                                   ---------    -------------
        Operating income (loss)                        2,090      (41,640)

FINANCING EXPENSES, NET                               (1,040)      (1,410)(*)
                                                   ---------    -------------
        Income (loss) before income taxes              1,050      (43,050)

INCOME TAXES                                              98          123
                                                   ---------    -------------
        Income (loss) after income taxes                 952      (43,173)

EXTRAORDINARY GAIN ON PURCHASE OF COMPANY'S
CONVERTIBLE NOTES                                        292        2,483 (*)
                                                   ---------    -------------
        Net income (loss) for the period           $   1,244    $ (40,690)
                                                   =========    =============
EARNINGS (LOSS) PER SHARE
   Basic:
   Income (loss) before extraordinary items        $    0.04    $   (1.68)
   Extraordinary gain                                   0.01         0.10
                                                   ---------    -------------
        Net earnings (loss) per share              $    0.05    $   (1.58)
                                                   =========    =============
   Diluted:
   Income (loss) before extraordinary items        $    0.03    $   (1.68)
   Extraordinary gain                                   0.01         0.10
                                                   ---------    -------------
        Net earnings (loss) per share              $    0.04    $   (1.58)
                                                   =========    =============
WEIGHTED AVERAGE NUMBER
   OF SHARES
    Basic                                             25,061       25,716
                                                   ---------    -------------
    Diluted                                           27,564       25,716
                                                   =========    =============
       (*) Reclassified
  The accompanying notes are an integral part of these interim consolidated financial statements.



                                    ESC MEDICAL SYSTEMS LTD.
                      INTERIM STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                           (UNAUDITED)
                                          (In thousands)



                                 Share      Paid in      Unearned      Accumulated   Treasury
                                capital     Capital    compensation      deficit       stock       Total
                               ---------   ---------  --------------  -------------  ---------   ---------
Balance as of
  December 31, 1999            $     577   $ 137,732  $      (117)    $ (113,975)    $(18,274)   $   5,943

Exercise of options                    1         127                                    1,058        1,186

Grant of options                                 381                                                   381

Amortization of unearned
  compensation                                                 32                                      32

Net income for the period                                                  1,244                    1,244
                               ---------   ---------  --------------  -------------  ---------   ---------
Balance as of
  March 31, 2000               $     578   $ 138,240  $       (85)    $ (112,731)    $(17,216)   $  8,786








The accompanying notes are an integral part of these interim consolidated financial statements.


                                    ESC MEDICAL SYSTEMS LTD.
                          INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)
                                          (In thousands)

                                                                For the three months
                                                                   ended March 31
                                                                --------------------
                                                                 2000          1999
                                                              ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $   1,244     $ (40,690)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities -
     Income and expenses not affecting operating cash flows:
      Deferred income taxes                                           -           793
      Amortization of unearned compensation                          32            33
      Depreciation and amortization                               1,143         2,651
      Gain on purchase of Company's convertible notes              (292)       (2,483)
      Restructuring costs                                             -        27,854
      Other                                                        (214)        3,122
     Changes in operating assets and liabilities:
      Decrease (increase) in trade receivables                   (4,961)        7,695
      Decrease in prepaid expenses and other receivables            565           119
      Decrease (increase) in inventories                          2,868        (5,970)
      Decrease in accounts payable and accrued expenses         (18,724)       (7,632)
                                                              ---------     ----------
      Net cash used in operating activities                     (18,339)      (14,508)(*)
                                                              ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                         (696)       (1,370)
  Proceeds from investments, net                                  4,473         1,372 (*)
                                                              ---------     ----------
      Net cash provided by investing activities                   3,777             2
                                                              ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of convertible notes                                    (873)       (4,580)
  Proceeds from exercise of options                               1,186             -
  Repayment of long-term loans                                       (4)          (97)
  Increase (decrease) in short-term bank debt, net                   44          (404)
  Purchase of treasury stock                                          -        (4,006)
                                                              ---------     ----------
      Net cash provided by (used in) financing activities           353        (9,087)
                                                              ---------     ----------
DECREASE IN CASH AND CASH EQUIVALENTS                           (14,209)      (23,593)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 24,524        42,950
                                                              ---------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       10,315        19,357
                                                              =========     ==========

CASH PAID DURING THE PERIOD IN RESPECT OF:
  Income taxes                                                      211            12
                                                              =========     ==========
  Interest                                                        2,777         3,306
                                                              =========     ==========
        (*) Reclassified

 The accompanying notes are an integral part of these interim consolidated financial statements.


                                    ESC MEDICAL SYSTEMS LTD.
                        NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                            FINANCIAL STATEMENTS AS OF MARCH 31, 2000
                                         (In thousands)


Note 1   -BASIS OF PRESENTATION

            A. The unaudited condensed interim consolidated financial statements as of March 31, 2000 and for the three months then ended ("interim financial statements") of ESC Medical Systems Ltd. (the "Company") and subsidiaries should be read in conjunction with the audited financial statements of the Company as of December 31, 1999 and for the year then ended, including the notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected on a full-year basis.

            B. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

                   The accounting principles applied in the preparation of these interim financial statements are consistent with those principles applied in the preparation of the most recent annual audited financial statements.


Note 2   -RESTRUCTURING

            In 1999 the Company recorded a $45,068 charge for comprehensive restructuring plans approved by the Board of Directors.

            For the three months ended March 31, 1999, the Company recorded a $27,854 charge with respect to this plan, including: $4,800 for writedowns of receivables reflected in marketing and selling expenses; $16,608 for writedowns of inventory reflected in cost of goods sold; and $6,446 for severance, lease terminations and other costs.

            As of March 31, 2000 the unutilized accrual amounted to $4,135, relating to $1,596 for severance and $2,539 for lease terminations.

            As of March 31, 2000 most of the restructuring plan initiated in 1999 has already been implemented. Certain restructuring costs are expected to be incurred later in this year.
            Management estimates an additional $2,000 in restructuring charges related to these actions.


                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                 FINANCIAL STATEMENTS AS OF MARCH 31, 2000
                               (In thousands)

Note 3   -     INVENTORIES

            Inventories are composed of the following:

                                                March 31       December 31
                                                  2000            1999
                                            ---------------   --------------
                                              (Unaudited)

          Raw materials                      $       15,382   $      15,998
          Work in process                             6,884            8,052
          Finished products                          14,382           15,466
                                            ---------------   --------------
                                             $       36,648   $       39,516
                                            ===============   ==============

Note 4   -     SEGMENT INFORMATION

            A. COMPOSITION OF REVENUES BY GEOGRAPHIC AREAS

                                                       For the three
                                                        months ended
                                                         March 31,
                                                 --------------------------
                                                    2000           1999
                                                 -----------   ------------
          Revenues
            North America                        $ 13,825      $  13,656
            Europe                                  8,521         11,016
            Asia                                    8,504          1,624
            Central and South America               1,407          1,097
            Other                                   3,771          3,899
                                                 ----------    -----------
              Consolidated                       $ 36,028      $  31,292
                                                 ==========    ===========


                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                 FINANCIAL STATEMENTS AS OF MARCH 31, 2000
                               (In thousands)

Note 4   -     SEGMENT INFORMATION (CONT.)

            B. REPORTABLE SEGMENTS

               Starting in 2000, the Company changed its structure of internal organization in a manner that caused the composition of its reportable segments to change. Prior period data has not been restated due to impracticability. In addition, previously reported segment data has not been presented due to the lack of relevance and comparability in light of the structural changes. The following table sets forth segment information for the three month period ended March 31, 2000:

                                                For the three
                                                 months ended
                                                March 31, 2000
                                                --------------
            Revenues
              Surgical and aesthetics            $    31,328
              Dental                                   1,130
              Industrial                               3,570
                Consolidated                          36,028

            Operating income (loss)
              Surgical and aesthetics            $     3,207
              Dental                                    (827)
              Industrial                                (290)
                Consolidated                           2,090

            Financing expenses, net                   (1,040)
            Income (loss) before
                                                =============
              Income taxes                       $     1,050

                                                March 31, 2000
                                                --------------
            Assets
              Surgical and aesthetics            $    89,600
              Dental                                   2,939
              Industrial                               6,997
              Unallocated assets                      57,793
                Consolidated                     $   157,329


                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                 FINANCIAL STATEMENTS AS OF MARCH 31, 2000
                               (In thousands)


Note 5   -     CONTINGENT LIABILITIES

            (A) In late 1998 the Company was named in a number of purported class action securities lawsuits that have been consolidated in the United States District Court for the Southern District of New York. In July, 1999, a consolidated amended complaint was filed naming among others, the Company and several additional current and former directors and officers of the Company and Laser Industries Limited, a subsidiary of the Company ("Laser"), as defendants. The consolidated amended complaint seeks damages and attorneys fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998. The Company's insurance carrier has agreed to assume the defense of the action under a reservation of rights. Laser's insurance carrier's decision as to coverage is currently pending. No accrual has been recorded in the financial statements for this matter.

            (B) On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company in the State District Court in Harris County, Texas. Dr. Urso alleges a number of causes of action including, breach of contract, breach of warranty, product liability, misrepresentation and violations of the Texas Deceptive Trade Practices Act. The complaint purports to be filed on behalf of a national class. The Company has taken steps to remove the case to Federal court and intends to vigorously deny all allegations and challenge plaintiff's class certification motion when it is filed. No accrual has been recorded in the financial statements for this matter.

            (C) On May 10, 1999, the Company and a former director and officer were named as defendants in an action filed in Tel-Aviv Court by H.K. Hashalom Ltd. in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of $2,500 but has reserved the right to increase such amount as well as a declaratory judgment that, inter alia, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. The case has not yet been set for a first hearing. No accrual has been recorded in the financial statements for this matter.


            (D) On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. On January 25, 1999, the Company, along with three subsidiaries, brought an action in the Superior Court of New Jersey, Somerset County (the "US Court"), against Light Age. The litigation relates to disputes arising out of an agreement between Light Age and Laser pursuant to which Light Age supplied certain medical laser devices to Laser. On July 1, 1999, the U.S. Court granted defendant Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999, the Company and three affiliated entities filed a response to Light Age's demand. Pending the outcome of the U.S. arbitration, Light Age and the Company agreed to file a motion to stay the proceedings in Tel-Aviv. On October 14, 1999, the Tel-Aviv Court confirmed the motion as requested and stayed the proceedings. An arbitration panel has been appointed and the parties are awaiting the scheduling of the preliminary conference. No accrual has been recorded in the financial statements for this matter.

            (E) On May 8, 2000, UBS Warburg L.L.C. ("Warburg") filed a complaint in the Southern District Court of New York alleging that the Company failed to pay approximately $2,600 in retainer and advisory fees arising out of a March 15, 1999 agreement, pursuant to which Warburg was engaged by prior management with respect to matters relating to the proxy contest that preceded the Company's 1999 annual meeting of shareholders. The Company intends to vigorously defend itself against this suit. No accrual has been recorded in the financial statements for this matter.

            (F) As mentioned above, the Company and its subsidiaries are involved in several legal proceedings, claims and litigation in which no accrual has been recorded in the financial statements. Management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

            (G) The Company and its subsidiaries are involved in further legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, each of these matters individually is not likely to materially affect the Company's consolidated financial position.



                               # # # # # # #


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

Starting in 2000, the Company organized itself into three business units one consisting of three geographical sub-units serving the aesthetic and surgical market, one unit serving the dental market and one unit serving the industrial market.

As of March 31, 2000 most of the restructuring plan initiated in September 1999 has already been implemented. Certain remaining cost saving measures are planned for later in this year. Management estimates an additional $2,000 in restructuring charges related to these actions. As a result of the above planned actions, management estimates another $5,000 in annualized cost saving.

In this Report, unless the context otherwise requires, all references to the "Company" are to ESC Medical Systems Ltd. and its direct and indirect wholly owned subsidiaries.


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTH PERIODS ENDED MARCH 31, 1999 (In thousands of U.S. Dollars)

Revenues. The Company's net revenues increased by 15% to $36,028 for the three months ended March 31, 2000 compared to $31,292 for the three months ended March 31, 1999

The increase in sales is attributable to a significant increase in unit sales.

Gross Profit. Gross profit increased to $19,547 for the three months ended March 31, 2000 from $1,202 for the three months period ended March 31, 1999. Excluding the write off of inventory and other reserves mainly relating to restructuring, in 1999 gross profit for the three months ended March 31, 1999 was $17,810. The increase in Gross profit in the three months period ended March 31, 2000 is due to the increase in sales. As a percentage of sales the gross profit was 54% in the three months period ended March 31, 2000 compared to 57% in the same period in 1999, excluding write off of inventory and other reserves.

Research and Development, net. Net research and development costs decreased by 41% to $2,908 for the three months ended March 31, 2000 from $4,969 in the same period in 1999. As a percentage of sales, research and development cost were 8% in the three months period ended March 31, 2000 as compared to 16% in the three month period ended March 31, 1999. The decrease in research and development costs, net is due to a reduction in overhead costs, significantly lower material consumption and cost savings implemented during 1999 including the elimination of certain uneconomical projects.

Marketing and Selling. Marketing and selling expenses decreased by 50% to $12,281 for the three months ended March 31, 2000 compared to $24,413 for the same period in 1999. Excluding-write-offs relating to the restructuring in the period of the three months ended March 31, 1999, marketing and selling expenses were 19,613. As a percentage of sales, marketing and selling expenses in the three month period ended March 31, 2000 were 34% compared to 63% in the same period in 1999 excluding write-offs. The decrease in 2000 is attributable to the reduction in overhead costs mainly in the United States as a result of the restructuring plan adopted during 1999.

General and Administrative. General and administrative expenses decreased by 43% to $2,268 for the three months ended March 31, 2000 from $4,014 in the same period in 1999. As a percentage of sales, general and administrative expenses in the three month period ended March 31, 2000 were 6% compared to 13% in the same period in 1999.

The decrease in general and administrative expenses is attributable mainly to a reduction in overheads as a result of the restructuring plan adopted in 1999 and a significant reduction in legal costs.

Restructuring Costs. In the quarter ended March 31, 1999, the Company developed and started the implementation of a restructuring plan. In connection with that restructuring plan, the Company recorded in the first quarter of 1999 charges of $11,246 related to its sales and marketing operations out of which $4,800 is included in marketing and selling expenses and $16,608 related to inventory write-off (included in the cost of goods sold).

Settlement of Litigation. Settlement of litigation in the three months period ended March 31, 1999 included provision in connection with the litigation settled at the beginning of 2000.

Operating Income (loss) For the three months ended March 31, 2000, operating profit was $2,090 compared to operating loss of $41,640 for the same period in 1999.

The improvement in operating result is due to the adoption of the restructuring plan, mainly designed to align the Company's cost structure with its revenue.

Financing Income (expenses), net. For the three months ended March 31, 2000, financing expenses were $1,040 compared to financing expenses of $1,410 in the same period in 1999. These expenses include $750 and $1,060 of currency charges in 2000 and 1999, respectively.

Taxes on Income. Taxes on income of $98 incurred in the three months ended March 31, 2000 compared to $123 in the same period in 1999.

Extraordinary gain on purchase of Company's convertible notes. For the three month ended March 31, 2000 extraordinary gain on purchase of Company's convertible bonds was $292 compared to $2,483 in the same period in 1999. The decrease is due to the purchase of fewer of the Company's convertible notes.

Net Income (loss). As a result of the foregoing factors, the Company's net income was $1,244 for the three months ended March 31, 2000 compared to net loss of $40,690 in the period in 1999. Excluding 1999 restructuring costs, the net loss for the three month period ended March 31, 1999 was $12,836.

The improvement in net income is due to the adoption of the restructuring plan, mainly designed to align the Company's cost structure with its revenue capabilities.

Accounts Receivable. Accounts receivable rose by $4,961 mainly due to certain temporary manufacturing and collection inefficiencies related to restructuring.


LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of March 31, 2000, the Company had cash and cash equivalents of $10,315 compared to $24,524 on December 31, 1999. The decrease of $14,209 is mainly attributable to:


1.      Payment of legal settlements of approximately $10,775;

2.      Repurchase of the Company's 6% Convertible Notes for $873;

3.      Decrease of accounts payable in an amount of $4,086;

4.      Payments in respect  of restructuring of $3,863;

5.      Increase of trade receivables in an amount of $4,961;

6.      Maturity of long term investments in an amount of $4,473;

7.      Proceeds from exercise of options in the amount of $1,186;

8.      Decrease of inventories in the amount of $2,868.

The Company believes that internally generated funds, together with available cash, will suffic over at least the next 12 months to meet its present anticipated day-to-day operating expenses, materials, commitments, working capital and capital expenditure requirements.

Investing Activities
(in thousands of dollars)

For the three months ended March 31, 2000, cash provided by investing activities was approximately $3,777. The primary changes in the Company's investing activities were the maturity of $4,473 in long-term investments which was used in operations activities and use of cash of approximately $696 to purchase fixed assets.

Financing Activities
(in thousands of dollars)

For the three months ended March 31, 2000, cash provided by financing activities was $353. The primary financing activities of the Company included the repurchase of the Company's convertible notes for $873 and proceeds from the exercise of options of $1,186.


CAUTIONARY STATEMENTS

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


Readers are cautioned not to place undue reliance on forward-looking statements made in this Report, or made in press releases or in oral presentations. Such forward-looking statements reflect management's analysis only as of the date such statements are made and the Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise subsequently. Readers should carefully review the risk factors set forth above and described elsewhere in this document and in other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an investment portfolio which consist mainly of income securities with an average maturity of less than one year. The portfolio consists of low risk corporate bonds and bank deposits. The Company's policy is generally to hold its fixed income investments until maturity and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

The Company has fixed rate long-term debt of approximately $93 million. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt.

The Company has foreign subsidiaries, which sell and manufacture its products in various markets. As a result, the Company's earnings and cash flows are exposed to fluctuation in foreign currency exchange rates. The Company attempts to limit this exposure by selling and linking its products to the United States dollar.

The Company does not hedge transactions nor does it use derivative financial instruments for trading purposes.



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS


The Company is a party to various legal proceedings incident to its business. Except as noted below and as noted in the Company's annual report on Form 10-K for the year ended December 31, 1999, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

On November 5, 1998, Light Age, Inc. ("Light Age") instituted a statement of claim and an application for preliminary injunction in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking injunctions against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. On January 25, 1999, the Company, along with three affiliated entities, brought an action in the Superior Court of New Jersey, Somerset County (the "U.S. Court"), against Light Age, Inc. relating to disputes arising out of an agreement between Light Age and Laser Industries Limited, a subsidiary of the Company, pursuant to which Light Age supplied certain medical laser devices to Laser Industries Limited. On July 1, 1999, the U.S. Court granted defendant Light Age's motion to compel the Company and the three affiliated entities to arbitrate. An arbitration panel has been appointed and the parties are awaiting the scheduling of the preliminary conference. The Tel Aviv Court has stayed the proceedings pending the outcome of the U.S. arbitration.

On May 8, 2000, UBS Warburg L.L.C. ("Warburg") filed a complaint in the Southern District Court of New York alleging that the Company failed to pay approximately 2.6 million dollars in retainer and advisory fees arising out of a March 15, 1999 agreement, pursuant to which Warburg was engaged by prior management with respect to matters relating to the proxy contest that preceded the Company's 1999 annual meeting of shareholders. The Company intends to vigorously defend itself against this suit.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number      Description
-------     ------------

10.1 Agreement, dated as of July 15, 1999, between the Company and Sagi Genger

10.2 Agreement, dated as of March 31, 2000, between the Company and Yacha Sutton

10.3 Agreement, dated as of January 4, 2000, between the Company and Peter D'Erico

10.4 Agreement, dated as of March 1, 2000, between the Company and Israel Ohana (English Translation)

27          Financial Date Schedule

(b)     Reports on Form 8-K

The Company filed the following Current Reports of Form 8-K during the three month period ended March 31, 2000:

Date of Report        Subject of Report
-------------         -----------------
February 14, 2000     Termination of the client/auditor relationship
                      between the company and Luboshitz Kasierer and the appointment of Brightman Almagor & Co., member firm of Deloitte, Touche, Tohmatsu, as the Company's new independent accountants.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ESC Medical Systems Ltd.

                                                 /s/  Sagi A. Genger
                                                 -----------------------------
                            Date: May 15, 2000   By: Sagi A. Genger
                                                 (Chief Financial Officer,
                                                 and Duly Authorized Officer)


                               EXHIBIT INDEX


10.1    Agreement, dated as of April 13, 2000, between the Company and Sagi
        Genger

10.2 Agreement, dated as of March 31, 2000, between the Company and Yacha Sutton

10.3 Agreement, dated as of January 4, 2000, between the Company and Peter D'Erico

10.4 Agreement, dated as of March 1, 2000, between the Company and Israel Ohana (English Translation)

27      Financial Data Schedule


