Form 10-Q
period 2000-08-14
ESC MEDICAL SYSTEMS LTD
filed 2000-08-14
CIK 1004945

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.


                For the Quarterly Period Ended June 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's common stock as of August 10, 2000 was 27,629,017 Ordinary Shares, NIS 0.10 par value per share.



                          ESC MEDICAL SYSTEMS LTD.

                                 FORM 10-Q

                    For the Quarter Ended June 30, 2000


                                   INDEX


PART I.  FINANCIAL INFORMATION.....................................3

 ITEM 1. Financial Statements......................................3

      1)    Independent Accountant's Review Report.................4

      2)    Consolidated Balance Sheets............................5

      3)    Consolidated Statements of Operations..................6

      4)    Statement of Changes in Shareholders' Equity...........7

      5)    Consolidated Statements of Cash Flows..................8

      6)    Notes to Condensed Interim Consolidated Financial
            Statements.............................................9

 ITEM 2.    Management's  Discussion and Analysis of Financial
            Condition and Results of Operations...................15

 ITEM 3.    Quantitative and Qualitative Disclosure about Market
            Risk..................................................20


PART II. OTHER INFORMATION........................................21

   ITEM 1.  Legal Proceedings.....................................21

   ITEM 4:  Submission of Matters to a vote of security holders...22

   ITEM 5.  Other Information.....................................24

   ITEM 6.  Exhibits and Reports on Form 8-K......................24

                                # # # # # #


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                   -------------------------------------
                          ESC MEDICAL SYSTEMS LTD.
                   -------------------------------------




                    INDEX TO UNAUDITED CONDENSED INTERIM
                     CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2000




                                                                   PAGE
                                                                   ----


INDEPENDENT ACCOUNTANTS' REVIEW REPORT                              1

BALANCE SHEET                                                       2

STATEMENT OF OPERATIONS                                             3

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY                        4

STATEMENT OF CASH FLOWS                                             5

NOTES TO FINANCIAL STATEMENTS                                     6-12



                                # # # # # #



                   INDEPENDENT ACCOUNTANT'S REVIEW REPORT

  The Board of Directors
  ESC Medical Systems Ltd.
  Yokneam, Israel

  We have reviewed the accompanying interim consolidated balance sheet of ESC Medical Systems Ltd. and subsidiaries as of June 30, 2000 and the related interim consolidated statements of operations for the six and three month periods ended June 30, 2000 , statement of changes in shareholders' equity and statement of cash flows for the six months period ended June 30, 2000. These financial statements are the responsibility of the company's board of directors and management.

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

  We have not audited or reviewed the comparative amounts for the six and three month periods ended June 30, 1999. Accordingly, we do not express an opinion or any other form of assurance thereon.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

  We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended and in our report dated March 30, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated financial statements as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated financial statements from which they have been derived.

  Brightman Almagor & Co.
  Certified Public Accountants
  A member of Deloitte Touche Tohmatsu

  Tel Aviv, Israel
  August 15, 2000




                          ESC MEDICAL SYSTEMS LTD.
                     INTERIM CONSOLIDATED BALANCE SHEET
                     (In thousands, except share data)

                                                              JUNE 30,    DECEMBER 31,
                                                               2000         1999
                                                               ----         ----
                                                            (UNAUDITED)
                                                             ---------
CURRENT ASSETS
  Cash and cash equivalents                                   $  10,718     $ 24,524
  Short-term investments                                         39,227       43,841
  Trade receivables (net of allowances of $21,582 and
    $25,432, respectively)                                       52,874       43,360

  Prepaid expenses and other receivables                          5,704        5,852
  Inventories                                                    39,440       39,516
                                                              ---------     --------
                                                                147,963      157,093
                                                              ---------     --------

LONG-TERM INVESTMENTS
  Bank deposits and securities                                      885          879
  Other                                                           6,945        5,566

FIXED ASSETS                                                      6,838        6,549

OTHER ASSETS                                                      5,178        4,820
                                                              ---------     --------
      Total assets                                            $ 167,809     $174,907
                                                              =========     ========

CURRENT LIABILITIES
  Short-term debt and current maturities of long-term loans   $      21     $     21
  Accounts payable and accrued expenses                          57,828       72,252
                                                              ---------     --------
                                                                 57,849       72,273
                                                              ---------     --------

LONG TERM LIABILITIES
  Bank loans                                                         35           42
  Restructuring accrual                                           1,303        2,472
  Accrued severance pay                                           1,064        1,248
  Convertible subordinated notes                                 91,787       92,929
                                                              ---------     --------
                                                                 94,189       96,691
                                                              ---------     --------
Total liabilities                                               152,038      168,964

SHAREHOLDERS' EQUITY
  Ordinary shares of NIS 0.1 par value: Authorized -
    50,000,000 shares; Issued and outstanding - 27,629,017
    and 27,579,020 shares, respectively                             578          577
  Additional paid-in capital                                    138,136      137,732
  Unearned compensation                                             (53)        (117)
  Accumulated deficit                                          (106,379)    (113,975)
  Treasury stock, at cost: 2,387,464 and 2,644,813 shares,
     respectively                                               (16,511)     (18,274)
                                                              ---------     --------
      Total shareholders' equity                                 15,771        5,943
                                                              ---------     --------

      Total liabilities and shareholders' equity              $ 167,809     $174,907


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM
                    CONSOLIDATED FINANCIAL STATEMENTS.



                          ESC MEDICAL SYSTEMS LTD.
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                   (In thousands, except per share data)

                                            FOR THE SIX MONTHS       FOR THE THREE MONTHS
                                              ENDED JUNE 30,            ENDED JUNE 30,
                                          --------------------      ----------------------
                                             2000       1999          2000          1999
                                          ---------  ---------      --------      --------
REVENUES                                   $ 78,543  $ 71,719       $ 42,515    $ 40,427


COST OF SALES                                34,154    52,562         17,673      22,472
                                          ---------  ---------        --------   --------
      Gross profit                           44,389    19,157         24,842      17,955
                                          ---------  ---------        --------   --------

OPERATING EXPENSES
  Research and development, net               5,779     8,886          2,973       4,231
  Marketing and selling                      25,786    44,134         13,505      19,721
  General and administrative                  4,403    10,117          2,135       6,103
  Restructuring costs                             -     6,446              -           -
  Settlement of litigation                        -     4,500              -       1,500
  Impairment of intangible and tangible assets    -     6,250              -       6,250
  Other                                           -     2,848              -       2,848
                                          ---------  ---------        --------   --------
      Total operating expenses               35,968    83,181         18,613      40,653
                                          ---------  ---------        --------   --------

OTHER OPERATING INCOME                        1,450         -          1,450           -
                                          ---------  ---------        --------   --------
      Operating income (loss)                 9,871   (64,024)         7,679     (22,698)

OTHER INCOME                                    599         -            599           -

FINANCING EXPENSES, NET                      (2,648)   (2,860)        (1,608)     (1,448)
                                          ---------  ---------        --------   --------
      Income (loss) before income taxes       7,822   (66,884)         6,670     (24,146)

INCOME TAXES                                     98       698              -         575
                                          ---------  ---------        --------   --------
      Income (loss) after income taxes        7,724   (67,582)         6,670     (24,721)

COMPANY'S SHARE ON LOSSES OF AFFILIATES         420       366            318          52
                                          ---------  ---------        --------   --------
      Income (loss) after income taxes        7,304   (67,948)         6,352     (24,773)
                                          ---------  ---------        --------   --------

EXTRAORDINARY GAIN ON PURCHASE OF
COMPANY'S CONVERTIBLE NOTES               ---------  ---------        --------   --------
                                                292     2,483              -           -
                                          ---------  ---------        --------   --------
      Net income (loss) for the period     $  7,596  $(65,465)        $  6,352   $(24,773)
                                          =========  =========        ========   ========

EARNINGS (LOSS) PER SHARE
  Basic:
  Income (loss) before extraordinary items $   0.29  $  (2.66)        $   0.25   $  (0.98)
  Extraordinary gain                           0.01      0.10                -          -
                                          ---------  ---------        --------    -------
      Net earnings (loss) per share        $   0.30  $  (2.56)        $   0.25   $  (0.98)
                                          =========  =========        ========   ========

  Diluted:
  Income (loss) before extraordinary items $   0.27  $  (2.66)        $   0.23   $  (0.98)
  Extraordinary gain                           0.01      0.10                -          -
                                          ---------  ---------        --------    -------
      Net earnings (loss) per share        $   0.28  $  (2.56)        $   0.23   $  (0.98)
                                          =========  =========        ========   ========
WEIGHTED AVERAGE NUMBER
  OF SHARES
   Basic                                     25,128    25,537           25,183     25,358
                                          =========  =========        ========   ========
   Diluted                                   27,595    25,537           27,802     25,358
                                          =========  =========        ========   ========


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED
                           FINANCIAL STATEMENTS.




                          ESC MEDICAL SYSTEMS LTD.
            INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (UNAUDITED)
                               (In thousands)

                                           ADDITIONAL
                             SHARE           PAID-IN        UNEARNED       ACCUMULATED   TREASURY
                            CAPITAL          CAPITAL      COMPENSATION      DEFICIT        STOCK      TOTAL
                            -------        ----------     ------------     -----------   --------     -----
Balance as of
  December 31, 1999       $  577            $  137,732    $     (117)     $  (113,975)   $  (18,274) $ 5,943

Exercise of options            1                    23                                        1,763    1,787

Grant of options                                   381                                                   381

Amortization of unearned
  compensation                                                    64                                      64

Net income for the period                                                       7,596                  7,596
                          ------            ----------    ------------    ------------   ----------- -------
Balance as of
  June 30, 2000           $  578            $  138,136    $       (53)    $  (106,379)   $  (16,511) $15,771
                          ======            ==========    ============    ============   =========== =======






 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED
                           FINANCIAL STATEMENTS.



                          ESC MEDICAL SYSTEMS LTD.
                INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                               (In thousands)

                                                                 FOR THE SIX MONTHS
                                                                    ENDED JUNE 30
                                                                -------------------------------
                                                                     2000              1999
                                                                -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ 7,596            $(65,465)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities -
    Income and expenses not affecting operating
cash flows:
     Deferred income taxes                                               -               1,203
     Amortization of unearned compensation                              64                  65
     Depreciation and amortization                                   1,818               4,372
     Gain on purchase of Company's convertible notes                  (292)             (2,483)

     Other income                                                     (599)                  -
     Other operating income                                         (1,450)                  -
     Rescosts                                                            -              27,854
     Impairment of intangible and tangible assets                        -               6,250
     Other                                                             236                 242
    Changes in operating assets and liabilities:
     Decrease (increase) in trade receivables                       (9,514)             13,065
     Decrease (increase) in prepaid expenses and                      (102)              1,385
other receivables
     Decrease (increase) in inventories                                 76              (2,555)
     Decrease in accounts payable and accrued expenses             (15,912)             (3,294)
                                                                -------------       -----------
     Net cash used in operating activities                         (18,079)            (19,361)
                                                                -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                          (1,556)             (1,441)
  Sale of subsidiary's operations                                      814                   -
  Proceeds from investments, net                                     4,108              17,996
                                                                -------------       -----------
     Net cash provided by investing activities                       3,366              16,555
                                                                -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of convertible notes                                       (873)             (4,580)
  Proceeds from exercise of options                                  1,787                 136
  Repayment of long-term loans                                          (7)                (96)
  Increase (decrease) in short-term bank debt, net                       -              (1,685)
  Purchase of treasury stock                                             -              (4,006)
                                                                -------------       -----------
     Net cash provided by (used in) financing activities               907             (10,231)
                                                                -------------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                              (13,806)            (13,037)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    24,524              42,950
                                                                -------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  10,718           $  29,913
                                                                =============       ===========

CASH PAID DURING THE PERIOD IN RESPECT OF:
  Income taxes                                                   $     490           $      49
                                                                =============       ===========
  Interest                                                       $   2,807           $   3,491
                                                                =============       ===========



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONSOLIDATED
                           FINANCIAL STATEMENTS.



                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2000
                               (In thousands)


NOTE 1   -  BASIS OF PRESENTATION

          A. The unaudited condensed interim consolidated financial statements as of June 30, 2000 and for the six and three months then ended ("interim financial statements") of ESC Medical Systems Ltd. (the "Company") and subsidiaries should be read in conjunction with the audited financial statements of the Company as of December 31, 1999 and for the year then ended, including the notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected on a full-year basis.

          B. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

                The accounting principles applied in the preparation of these interim financial statements are consistent with those principles applied in the preparation of the most recent annual audited financial statements.

         3rd. Certain previously reported amounts have been reclassified in order to conform with the current period presentation.


NOTE 2   -  RESTRUCTURING

          In 1999, the Company recorded a $45,068 charge for comprehensive restructuring plans approved by the Board of Directors.

          For the six months ended June 30, 1999, the Company recorded a $27,854 charge with respect to this plan, including: $4,800 for writedowns of receivables reflected in marketing and selling expenses; $16,608 for writedowns of inventory reflected in cost of goods sold; and $6,446 for severance, lease terminations and other costs.

          As of June 30, 2000 the unutilized accrual amounted to $2,410, consisting of $488 for severance and $1,922 for lease terminations.

          As of June 30, 2000 most of the restructuring plan initiated in 1999 has already been implemented. Certain restructuring costs are expected in the next twelve months. Management estimates an additional $2,000 in restructuring charges related to these matters.




                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2000
                               (In thousands)

NOTE 3   -  INVENTORIES

          Inventories are composed of the following:

                                              JUNE 30    DECEMBER 31
                                               2000          1999
                                            -----------  -----------
                                            (UNAUDITED)
                                            -----------  -----------

         Raw materials                      $   15,678   $    15,998
         Work in process                         7,421         8,052
         Finished products                      16,341        15,466
                                            -----------  -----------
                                            $   39,440   $    39,516
                                            ===========  ===========

NOTE 4   -  SEGMENT INFORMATION

          A. COMPOSITION OF REVENUES BY GEOGRAPHIC AREAS

                                         FOR THE SIX            FOR THE THREE
                                         MONTHS ENDED            MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                                     --------------------  ----------------------
                                       2000        1999       2000        1999
                                     ---------   --------  ---------   ----------
                                         (UNAUDITED)             (UNAUDITED)
                                     --------------------  ----------------------
          Revenues
           North America             $ 30,446   $  27,848   $  16,621    $ 14,192
           Europe                      19,027      24,488      10,506      13,472
           Asia                        18,253      10,641       9,749       9,017
           Central and South America    2,939       2,163       1,532       1,066
           Other                        7,878       6,579       4,107       2,680
                                    ---------   ---------  ----------    --------
             Consolidated           $  78,543   $  71,719  $   42,515    $ 40,427
                                    =========   =========  ==========    ========


                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2000
                               (In thousands)

NOTE 4 - SEGMENT INFORMATION (CONT.)

          B. REPORTABLE SEGMENTS

            Starting in 2000, the Company changed its structure of internal organization in a manner that caused the composition of its reportable segments to change. Prior period data has not been restated due to impracticability. In addition, previously reported segment data has not been presented due to the lack of relevance and comparability as a result of the structural changes. The following table sets forth segment information for six and three month periods ended June 30, 2000:

                                                FOR THE SIX          FOR THE THREE
                                               MONTHS ENDED          MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                               -------------         --------------
                                                   2000                   2000
                                               -------------         --------------
                                                (UNAUDITED)            (UNAUDITED)
                                               -------------         --------------
          Revenues
            Surgical and aesthetics             $ 67,775              $   36,447
            Dental                                 2,918                   1,788
            Industrial                             7,850                   4,280
                                               -------------         --------------
              Consolidated                      $ 78,543              $   42,515
                                               =============         ==============

          Operating income (loss)
            Surgical and aesthetics             $ 11,396              $    8,087
            Dental                                (1,628)                   (801)
            Industrial                               103                     393
                                               -------------         --------------
              Consolidated                         9,871                   7,679

          Other income                               599                     599
          Financing expenses, net                 (2,648)                 (1,608)
                                               -------------         --------------
          Income before income taxes             $ 7,822              $    6,670
                                               =============         ==============


                                         JUNE 30,
                                        ----------
                                           2000
                                        ----------
                                       (UNAUDITED)
                                        ----------
          Assets
            Surgical and aesthetics      $ 92,866
            Dental                          4,238
            Industrial                      8,595
            Unallocated assets             62,110
              Consolidated               $167,809



                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2000
                               (In thousands)


NOTE 5   -  CONTINGENT LIABILITIES

          (A) In late 1998 the Company was named in a number of purported class action securities lawsuits that have been consolidated in the United States District Court for the Southern District of New York. In July 1999, a consolidated amended complaint was filed naming, among others, the Company and several additional current and former directors and officers of the Company and Laser Industries Limited, a subsidiary of the Company ("Laser"), as defendants. The consolidated amended complaint seeks damages and attorneys fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998. On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. Both the plaintiffs' brief in opposition to the Company's motion and the Company's reply brief have been filed. The parties are awaiting the ruling on the Company's motion to dismiss. The Company's insurance carrier has agreed to assume the defense of the action under a reservation of rights. Laser's insurance carrier's decision as to coverage is currently pending. No accrual has been recorded in the financial statements for this matter.

          (B) On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company in the State District Court in Harris County, Texas. Dr. Urso alleges a number of causes of action including, breach of contract, breach of warranty, product liability, misrepresentation and violations of the Texas Deceptive Trade Practices Act. The complaint purports to be filed on behalf of a national class. The Plaintiff has failed to file the motion for class certification in a timely manner. The Company has taken steps to remove the case to Federal court and intends to vigorously deny all allegations. No accrual has been recorded in the financial statements for this matter.



                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2000
                               (In thousands)


NOTE 5   -  CONTINGELIABILITIES - (CONT.)

          (C) On May 10, 1999, the Company and a former director and officer were named as defendants in an action filed in Tel-Aviv Court by H.K. Hashalom Ltd. in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of $2,450 but has reserved the right to increase such amount as well as a declaratory judgment that, inter alia, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. The first hearing has already been held. The date has not yet been set for the hearing of the evidence. No accrual has been recorded in the financial statements for this matter.

          (D) On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. On January 25, 1999, the Company, along with three subsidiaries, brought an action in the Superior Court of New Jersey, Somerset County (the "US Court"), against Light Age. The litigation relates to disputes arising out of an agreement between Light Age and Laser pursuant to which Light Age supplied certain medical laser devices to Laser. On July 1, 1999, the U.S. Court granted defendant Light Age's motion to compel the Company and the three affiliated entities to arbitrate. An arbitration panel has been appointed and the parties are currently conducting pre-arbitration discovery. Pending the outcome of the U.S. arbitration, Light Age and the Company agreed to file a motion to stay the proceedings in Tel-Aviv. On October 14, 1999, the Tel-Aviv Court confirmed the motion as requested and stayed the proceedings. No accrual has been recorded in the financial statements for this matter.



                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2000
                               (In thousands)


NOTE 5 - CONTINGENT LIABILITIES - (CONT.)

          (E) On May 8, 2000, UBS Warburg L.L.C. ("Warburg") filed a complaint in the Southern District Court of New York alleging that the Company failed to pay approximately $2,600 in retainer and advisory fees arising out of a March 15, 1999 agreement, pursuant to which Warburg was engaged by prior management with respect to matters relating to the proxy contest that preceded the Company's 1999 annual meeting of shareholders. The Company has filed its answer to the complaint denying liability and asserting various defenses. The parties are currently negotiating the terms of a settlement agreement which is expected to dispose of this complaint. No accrual has been recorded in the financial statements for this matter.

          (F) As mentioned above, the Company and its subsidiaries are involved in several legal proceedings, claims and litigation in which no accrual has been recorded in the financial statements. Management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

          (G) The Company and its subsidiaries are involved in further legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, each of these in further legal proceedings individually is not likely to materially affect the Company's consolidated financial position.

NOTE 6   -  OTHER

          (A) In June 2000, a subsidiary of the Company - Applied Optronics Corp. ("AOC") sold its operations to a third party. The consideration for this transactions was as follows: $814 paid at the closing date, $750 to be paid quarterly during three years from the date of the closing bearing interest at a fixed rate per annum of 9%; and one of the following: $1,000 which will be paid in three years from the date of the contract or 149,080 shares of the buyer. As a result of transaction the Company recorded other operating income of $1,450.


                          ESC MEDICAL SYSTEMS LTD.
             NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF JUNE 30, 2000
                      (In thousands except share data)

NOTE 6   -  OTHER- (CONT.)

          (B) In April 2000, the audit committee approved the employment with the Company of a related party as a special advisor to the Board of Directors. Consideration for his services include an annual salary of $10 and options to purchase 1,000,000 ordinary shares of the Company at a price of $8.50, which was the market value of the shares at that date, vesting in 4 equal annual installments. The first installment vests upon approval of the grant.

          (C) Following the issuance of shares of an affiliate the Company recorded a gain of $599.


                               # # # # # # #


ITEM 2.     MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ESC Medical Systems Ltd. (the "Company") is a world leader in the design, manufacture, marketing and servicing of a broad range of medical devices that incorporate proprietary intense pulsed light ("IPL") technology, state-of-the-art lasers and accessories as well as other technologies. The Company's systems incorporate these technologies for applications in aesthetic dermatology, plastic and re-constructive surgery, ear, nose and throat procedures and oral and dental surgery, among others. The Company's systems are designed for use in a variety of medical environments, ranging from physicians' offices to acute care hospitals.

Starting in 2000, the Company organized itself into three business units one consisting of three geographical sub-units serving the aesthetic and surgical market, one unit serving the dental market and one unit serving the industrial market.

As of June 30, 2000, most of the restructuring plan initiated in September 1999 has already been implemented. Certain remaining cost savings measures are still planned. Management estimates an additional $2,000 in restructuring charges related to these actions. As a result of the above additional planned actions, management estimates another $5,000 in annualizing cost savings.

In this Report, unless the context otherwise requires, all references to the "Company" are to ESC Medical Systems Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE AND SIX MONTH  PERIODS  ENDED JUNE 30, 2000 COMPARED WITH
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 (In thousands of U.S. Dollars)

REVENUES. The Company's net revenues increased by 5% to $42,515 for the three months ended June 30, 2000 compared to $40,427 for the three months ended June 30, 1999. The Company's net revenues increased by 10% to $78,543 for the six months ended June 30, 2000 compared to $71,719 for the six months ended June 30, 1999.

The increase in sales is attributable to an increase in unit sales.

GROSS PROFIT. Gross profit increased to $24,842 for the three months ended June 30, 2000 from $17,955 for the three month period ended June 30, 1999. As a percentage of sales, the gross profit was 58% in the three month period ended June 30, 2000 compared to 44% in the same period in 1999. Gross profit increased to $44,389 for the six months ended June 30, 2000 from $19,157 for the six month period ended June 30, 1999. Excluding the write off of inventory and other reserves mainly relating to restructuring, 1999 gross profit for the six months ended June 30, 1999 was $35,765. As a percentage of sales, the gross profit was 57% in the six month period ended June 30, 2000 compared to 50% in the same period in 1999, excluding the write off of inventory and other reserves.

The significant increase in gross profit in the three and six month periods ended June 30, 2000 is due to the increase in sales, reduction in overhead cost and an improvement in the product mix.


RESEARCH AND DEVELOPMENT, NET. Net research and development costs decreased by 30% to $2,973 for the three months ended June 30, 2000 from $4,231 in the same period in 1999. As a percentage of sales, research and development costs were 7% in the three month period ended June 30, 2000 as compared to 10% in the three month period ended June 30, 1999. Net research and development costs decreased by 35% to $5,779 for the six month ended June 30, 2000 from $8,886 in the same period in 1999. As a percentage of sales, research and development costs were 7% in the six month period ended June 30, 2000 as compared to 12% in the six month period ended June 30, 1999. The decrease in research and development costs, net is due to a reduction in overhead costs, significantly lower material consumption and cost savings implemented during 1999, including the elimination of certain uneconomical projects.

MARKETING AND SELLING. Marketing and selling expenses decreased by 32% to $13,505 for the three months ended June 30, 2000 compared to $19,721 for the same period in 1999. As a percentage of sales, marketing and selling expenses in the three month period ended June 30, 2000 were 32% compared to 49% in the same period in 1999. Marketing and selling expenses decreased by 42% to $25,786 for the six months ended June 30, 2000 compared to $44,134 for the same period in 1999. Excluding write-offs relating to the restructuring in the period of the six months ended June 30, 1999, marketing and selling expenses were $39,334. As a percentage of sales, marketing and selling expenses in the six month period ended June 30, 2000 were 33% compared to 55% in the same period in 1999 excluding write-offs.

The decrease in 2000 is attributable to the reduction in costs mainly in the United States as a result of the restructuring plan adopted during 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 65% to $2,135 for the three months ended June 30, 2000 from $6,103 in the same period in 1999. As a percentage of sales, general and administrative expenses in the three months ended June 30, 2000 were 5% compared to 15% in the same period in 1999. General and administrative expenses decreased by 56% to $4,403 for the six months ended June 30, 2000 from $10,117 in the same period in 1999. As a percentage of sales, general and administrative expenses in the six month period ended June 30, 2000 were 6% compared to 14% in the same period in 1999.

The decrease in general and administrative expenses is mainly attributable to a decrease in bad debts reserves and a significant reduction in legal costs.

RESTRUCTURING COSTS. In the six month ended June 30, 1999, the Company developed and started the implementation of a restructuring plan. In connection with that restructuring plan, the Company recorded in the first quarter of 1999 charges of $11,246 related to its sales and marketing operations out of which $4,800 is included in marketing and selling expenses and $16,608 related to inventory write-off (included in the cost of goods sold).

SETTLEMENT OF LITIGATION. Settlement of litigation expenses for the six and three month period ended June 30, 1999 included a provision, in connection with litigation settled at the beginning of 2000.

IMPAIRMENT OF INTANGIBLE AND TANGIBLE ASSETS. Impairment of intangible and tangible assets in the six and three month periods ended June 30, 1999 included intangible assets write off mainly related to goodwill from acquisitions of $5,004 and patent write off of $1,246.

OTHER EXPENSES. The $2,848 of expenses incurred in the three month period ended June 30, 1999 are in connection with the reimbursement of certain shareholder expenses, in accordance with the resolution of the Board of Directors of the Company in a meeting held on June 23, 1999 which resolved that "all cost and expenses of Messr. Arie Genger and Barnard J. Gottstein and their affiliates in connection with the directors election contest shall be reimbursed by the Company promptly and the costs of certain officers of the Company." Messr. Arie Genger and Barnard J. Gottstein submitted approximately $1,500. The officers of the Company at the time incurred expenses of $1,348, which were charged to the Company.

OTHER OPERATING INCOME. Other operating income in the three month period ended June 30, 2000 include the profit from sale of operation of a unit in our industrial division, Applied Optronics Corporation in the United States.

OPERATING INCOME (LOSS). For the three months ended June 30, 2000, operating profit was $7,679, representing 18% of sales compared to operating loss of $22,698 for the same period in 1999. For the six months ended June 30, 2000, operating profit was $9,871, representing 13% of sales compared to operating loss of $64,024 for the same period in 1999.

The improvement in operating result is due to the adoption of the restructuring plan, mainly designed to align the Company's cost structure with its revenue, the increase in sales and improvement in gross margins and the sale of Applied Optronics Corp.

OTHER INCOME. Other income of $599 in the three months ended June 30, 2000 includes profits due to dilution of the Company's interests in one of its high-tech ventures, Galil Medical Ltd.

FINANCING INCOME (EXPENSES), NET. For the three months ended June 30, 2000, financing expenses were $1,608 compared to financing expenses of $1,448 in the same period in 1999. For the six months ended June 30, 2000, financing expenses were $2,648 compared to financing expenses of $2,860 in the same period in 1999.

TAXES ON INCOME. No taxes on income incurred in the three months ended June 30, 2000 compared to $575 in the same period in 1999. Taxes on income of $98 incurred in the six months ended June 30, 2000 compared to $698 in the same period in 1999. Most of the Company's income in Israel is exempt from income taxes, the Israeli statutory tax rate for the purpose of reconciliation of the reported tax expense is approximately zero. Income tax expense in the financial statements relates primarily to the income taxes of non-Israeli subsidiaries. Additionally, the Company has over $100,000 of net operating losses, mostly in the United States and Israel.

COMPANY'S SHARE ON LOSSES OF AFFILIATES. For the three months ended June 30, 2000, the Company's share on losses of affiliates was $318 compared to $52 in the same period in 1999. For the six months ended June 30, 2000, the Company's share on losses of affiliates was $420 compared to $366 in the same period in 1999.

EXTRAORDINARY GAIN ON PURCHASE OF COMPANY'S CONVERTIBLE NOTES. For the six months ended June 30, 2000, extraordinary gain on the purchase of the Company's convertible notes was $292 compared to $2,483 in the same period in 1999. The decrease is due to the purchase of fewer of the Company's convertible notes.

NET INCOME (LOSS). As a result of the foregoing factors, the Company's net income was $6,352 for the three months ended June 30, 2000 compared to net loss of $24,773 in the period in 1999. The Company's net income was $7,596 for the six months ended June 30, 2000 compared to net loss of $65,465 in the period in 1999. Excluding 1999 restructuring costs, the net loss for the six month period ended June 30, 1999 was $37,611.

The improvement in net income is due to the adoption of the restructuring plan, mainly designed to align the Company's cost structure with its revenue capabilities, the increase in sales and improvement in gross margins and the sale of Applied Optronics Corp.


LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of June 30, 2000, the Company had cash and cash equivalents of $10,718 compared to $24,524 on December 31, 1999. The decrease of $13,806 is mainly attributable to:

OPERATING ACTIVITIES
For the six months ended June 30, 2000, cash used by operating activities was approximately $18,079. The primary cash used in the Company's operating activities were approximately $10,775 for payment of legal settlements, approximately $5,588 for payments in respect of restructuring all offset by the profit in the six months ended June 30, 2000 and negative change in current working capital of approximately $1,716. Trade receivables rose by $9,514 mainly due to certain temporary manufacturing and collection inefficiencies related to restructuring and due to higher sales.


INVESTING ACTIVITIES

For the six months ended June 30, 2000, cash provided by investing activities was approximately $3,366. The primary changes in the Company's investing activities were, the maturity of $4,608 in short-term investments which was used in operating activities, use of cash of approximately $1,556 to purchase fixed assets, a $500 investment representing 10% in a company and a $814 in proceeds from sale of a unit in our industrial division.

FINANCING ACTIVITIES

For the six months ended June 30, 2000, cash provided by financing activities was $907. The primary financing activities of the Company included the repurchase of the Company's convertible notes for $873 and proceeds from the exercise of options of $1,787.

The Company believes that internally generated funds, together with available cash, will suffice over at least the next 12 months to meet its present anticipated day-to-day operating expenses, materials, commitments, working capital and capital expenditure requirements.

CAUTIONARY STATEMENTS

Certain statements made in this Report or made in press releases or in oral presentations made by the Company's employees or agents reflect the Company's estimates and beliefs and are intended to be, and are hereby identified as, "forward looking statements" for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) uncertainty of market acceptance of the Company's products; (2) uncertainties with respect to obtaining regulatory approvals for new products or for the sale of existing products in new markets; (3) uncertainties associated with the enforcement of intellectual property rights by the Company and others; (4) limited number of customers for the Company's products; (5) risks of downturns in economic conditions generally, and in the health care industry specifically; (6) risks associated with competition and competitive pricing pressures; (7) other risks described in the Company's filings with the Securities and Exchange Commission and (8) errors made in gathering information or making estimates.

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

The Company has fixed rate long-term debt of approximately $92 million. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt.

The Company has foreign subsidiaries, which sell and manufacture its products in various markets. As a result, the Company's earnings and cash flows are exposed to fluctuation in foreign currency exchange rates. The Company attempts to limit this exposure by selling and linking its products mostly to the United States dollar.

The Company also enters into foreign currency hedging transactions to protect the dollar value of its non dollar denominated trade receivables, mainly in JPY and EURO. The gain and losses of on these transactions are included in the statement of operations in the period in which the he changes in the exchange rate occur. There can be no assurance that such activities or others will eliminate the negative financial impact of currency fluctuations. Indeed, such activities may have adverse impact on earnings.


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is a party to various legal proceedings incident to its business. Except as noted below and as noted in the Company's annual report on Form 10-K for the year ended December 31, 1999 and quarterly report on Form 10-Q for the quarter ended March 31, 2000, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. On January 25, 1999, the Company, along with three subsidiaries, brought an action in the Superior Court of New Jersey, Somerset County (the "US Court"), against Light Age. The litigation relates to disputes arising out of an agreement between Light Age and Laser pursuant to which Light Age supplied certain medical laser devices to Laser. On July 1, 1999, the U.S. Court granted defendant Light Age's motion to compel the Company and the three affiliated entities to arbitrate. An arbitration panel has been appointed and the parties are currently conducting pre-arbitration discovery. Pending the outcome of the U.S. arbitration, Light Age and the Company agreed to file a motion to stay the proceedings in Tel-Aviv. On October 14, 1999, the Tel-Aviv Court confirmed the motion as requested and stayed the proceedings. No accrual has been recorded in the financial statements for this matter.

On May 8, 2000, UBS Warburg L.L.C. ("Warburg") filed a complaint in the Southern District Court of New York alleging that the Company failed to pay approximately 2.6 million dollars in retainer and advisory fees arising out of a March 15, 1999 agreement, pursuant to which Warburg was engaged by prior management with respect to matters relating to the proxy contest that preceded the Company's 1999 annual meeting of shareholders. The Company has filed its answer to the complaint denying liability and asserting various defenses. The parties are currently negotiating the terms of a settlement agreement which is expected to dispose of this complaint. No accrual has been recorded in the financial statements for this matter.

In addition to the foregoing proceedings, the Company is a party in certain actions in various countries in which the Company sells its products in which plaintiffs have alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. The largest single such case presently pending against the Company is a case filed by H.K. Hashalom Medical Centers Ltd. in Tel-Aviv District Court against the Company and Dr. Shimon Eckhouse in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of NIS10,000,000 (approximately $2.45 million at current exchange rates) but has reserved the right to increase such amount as well as a declaratory judgment that, among other things, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. The first hearing has already been held. The date has not yet been set for the hearing of the evidence.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual General Meeting of the Company's shareholders on May 30, 2000 (the "Annual Meeting"). The following sets forth each matter which was presented to the Company's shareholders and voted upon at the meeting and the number of votes cast for and against as well as the number of abstentions for each such matter:

1. To approve the election of directors of the Company to serve until the next Annual General Meeting. The nominees for election were:
Prof. Jacob A. Frenkel, Aharon Dovrat, Philip Friedman, Thomas G. Hardy, Prof. Darrell S. Rigel, Sash A. Spencer, Mark H. Tabak, Prof. Zehev Tadmor.

      FOR: 24,320,006            WITHHOLD:  195,907
      ---------------------------------------------

2. To approve the exemption, insurance and indemnification arrangements of the Company's directors under the Israeli Companies Law 1999-5759 (the "Companies Law") which requires such arrangements to be approved by the Company's Audit Committee and Board of Directors as well as the Company's shareholders. This matter was approved by the following votes:

      FOR: 23,841,290   AGAINST: 293,189        ABSTAIN: 51,434
      ---------------------------------------------------------

3. To approve the reimbursement of costs and expenses of certain shareholders in connection with the proxy contest held at the Company June 23, 1999 combined extraordinary and annual general meeting of shareholders. This matter was approved by the following votes:

       FOR: 8,041,416   AGAINST: 2,684,709      ABSTAIN: 14,217
      ---------------------------------------------------------

4. To approve the indemnification of current and former directors of the Company with respect to certain complaints filed with the United States District Court and in connection with the filing of Schedule 13D by certain shareholders prior to the Company's June 23, 1999 combined extraordinary and annual general meeting of shareholders. This matter was approved by the following votes:

      FOR: 8,001,012          AGAINST: 2,723,053     ABSTAIN: 16,277
      --------------------------------------------------------------

5. To approve the adoption of the 1999 Share Option Plan and the grant of share options thereunder, which was introduced in the Company in 1999 and intended to provide incentive compensation to and encourage share ownership by the directors, officers, employees and certain consultants and dealers of the Company. This matter was approved by the following votes:

      FOR: 7,900,142          AGAINST: 2,827,103      ABSTAIN: 13,097
      ---------------------------------------------------------------

6. To appoint the firm of Brightman, Almagor & Co., a member firm of Deloitte, Touche, Tohmatsu, as the Company's independent accountants for fiscal year 2000, replacing Luboshitz Kaiserer, to audit the consolidated fianancial statements of the Company and its subsidiaries for fiscal year 1999. This matter was approved by the following votes:

      FOR: 24,119,204   AGAINST: 55,234         ABSTAIN: 11,475
      ---------------------------------------------------------

7. To approve an amendment to the Company's Memorandum of Association in order to change the voting required for adoption of amendments to the Company's Memorandum of Association from the affirmative vote of the holders of 75% of the Ordinary Shares present and voting at a general meeting of shareholders to the affirmative vote of the holders of a majority of the Ordinary Shares present and voting at a general meeting of shareholders. This matter was approved by the following votes:

      FOR: 10,646,885   AGAINST: 78,535         ABSTAIN: 14,922
      ---------------------------------------------------------

8. To amend the Company's Articles of Association by adopting the Amended and Restated Articles of Association. On February 1, 2000 the Companies Law became effective and superseded most of the then-existing provisions of the Israeli Companies Ordinance (New Version), 1983-5743 to which the Company had been subject. Consequently, companies incorporated in Israel were able to alter and modify their Articles of Association in order to adjust them to the new provision of the Companies Law. This matter was approved by the following votes:

      FOR: 10,646,760   AGAINST: 79,435         ABSTAIN: 14,147
      ---------------------------------------------------------

9. To approve the compensation of the Company's directors for (i) services rendered to the Board of Directors during the term which commenced following the Company's June 23, 1999 combined extraordinary and annual general meeting of shareholders and (ii) serving on the Board of Directors during the new term, which commenced at the Annual Meeting. This matter was approved by the following votes:

      FOR: 21,295,172   AGAINST: 2,836,702        ABSTAIN: 54,039
      -----------------------------------------------------------


ITEM 5. OTHER INFORMATION

Following new regulations promulgated under the Israeli Companies Law and in accordance thereto, on July 25, 2000 the Company designated Mssrs. Philip Friedman and Mark H. Tabak as its outside directors.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number      Description
------      -----------
10.1 Agreement, dated as of January 1, 2000, between the Company and Alon Maor

10.2 Agreement, dated as of June 23, 2000, between the Company and Raffi Werner

10.3 New Employment Terms, dated May 17, 2000, between the Company and Louis Scafuri

27         Financial Date Schedule

(b)   Reports on Form 8-K

The Company has not filed any Current Reports on Form 8-K during the three month period ended June 30, 2000.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ESC Medical Systems Ltd.

                                            /s/   Sagi A. Genger
                                            -----------------------------
               Date: August 15, 2000        By: Sagi A. Genger
                                                (Chief Financial Officer,
                                                and Duly Authorized Officer)


                               EXHIBIT INDEX


10.1    Agreement, dated as of January 1, 2000, between the Company and Alon
        Maor

10.2    Agreement, dated as of June 23, 2000, between the Company and Raffi
        Werner

10.3 New Employment Terms, dated May 17, 2000, between the Company and Louis Scafuri

27      Financial Data Schedule