Form 10-Q
period 2000-09-30
ESC MEDICAL SYSTEMS LTD
filed 2000-11-15
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Transition Period From ____ to _____

                         Commission File Number: 0-13012

                          ESC MEDICAL SYSTEMS LTD.
           (Exact name of registrant as specified in its charter)

                      Israel                                     N.A.
   (State or other jurisdiction of incorporation           (I.R.S. Employer
                 or organization)                         Identification No.)


           P.O. Box 240, Yokneam, Israel                        20692
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 972-4-959-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the registrant's common stock as of November 10, 2000 was 27,629,017 Ordinary Shares, NIS 0.10 par value per share.

                            ESC MEDICAL SYSTEMS LTD.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2000



                                      INDEX

PART I.    FINANCIAL INFORMATION...............................................3

    ITEM 1.    FINANCIAL STATEMENTS............................................3

                  1) Independent Accountant's Review Report....................4
                  2) Interim Consolidated Balance Sheet........................5
                  3) Interim Consolidated Statements of Operations.............6
                  4) Interim Statement of Changes in Shareholders' Equity......7
                  5) Interim Consolidated Statement of Cash Flows..............8
                  6) Notes to Unaudited Condensed Interim Consolidated
                      Financial Statements.....................................9

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................16

    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK....................................................21

PART II.  OTHER INFORMATION...................................................23

    ITEM 1.    LEGAL PROCEEDINGS..............................................23

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................24



PART I.  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

                     Independent Accountant's Review Report

The Board of Directors

ESC Medical Systems Ltd.
Yokneam, Israel

We have reviewed the accompanying interim consolidated balance sheet of ESC Medical Systems Ltd. ( "the Company" ) and subsidiaries as of September 30, 2000 and the related interim consolidated statements of operations for the nine and three month periods ended September 30, 2000 , the statement of changes in shareholders' equity and the statement of cash flows for the nine month period ended September 30, 2000. These financial statements are the responsibility of the Company's board of directors and management.

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

We have not audited or reviewed the comparative amounts for the nine and three month periods ended September 30, 1999. Accordingly, we do not express an opinion or any other form of assurance thereon.

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

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv, Israel
November  14, 2000

                            ESC MEDICAL SYSTEMS LTD.

                       INTERIM CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                  September 30,        December 31,
                                                                                      2000                1999
                                                                                  -------------        -----------
                                                                                   (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                      $     30,698          $   24,524
  Short-term investments                                                               16,266              43,841
  Trade receivables (net of allowances of $19,882 and $25,432
  respectively)                                                                        52,393              43,360
  Prepaid expenses and other receivables                                                7,571               5,852
  Inventories                                                                          47,676              39,516
                                                                                 ------------          -----------
                                                                                      154,604             157,093
                                                                                 ------------          -----------
LONG-TERM INVESTMENTS
  Bank deposits and securities                                                            937                 879
  Other                                                                                 7,132               5,566

FIXED ASSETS                                                                            6,977               6,549

OTHER ASSETS                                                                            4,865               4,820
                                                                                 ------------          -----------
         Total assets                                                            $    174,515          $  174,907
                                                                                 ============          ===========
CURRENT LIABILITIES
  Short-term debt and current maturities of long-term loans                             6,020                  21
  Accounts payable and accrued expenses                                                53,135              72,252
                                                                                 ------------          -----------
                                                                                       59,155              72,273
                                                                                 ------------          -----------
LONG TERM LIABILITIES
  Bank loans                                                                               27                  42
  Restructuring accrual                                                                 1,133               2,472
  Accrued severance pay                                                                 1,089               1,248
  Convertible subordinated notes                                                       91,787              92,929
                                                                                 ------------          -----------
                                                                                       94,036              96,691
                                                                                 ------------          -----------
Total liabilities                                                                     153,191             168,964
                                                                                 ------------          -----------

SHAREHOLDERS' EQUITY
  Ordinary shares of NIS 0.1 par value: Authorized - 50,000,000 shares;
       Issued and outstanding - 27,629,017 and 27,579,020 shares, respectively             578                 577

  Additional paid-in capital                                                           136,647             137,732
  Unearned compensation                                                                    (21)               (117)
  Accumulated deficit                                                                 (102,399)           (113,975)
  Treasury stock, at cost: 1,951,118 and 2,644,813 shares, respectively                (13,481)            (18,274)
                                                                                 -------------          -----------
         Total shareholders' equity                                                     21,324               5,943
                                                                                 -------------          -----------
         Total liabilities and shareholders' equity                              $     174,515          $  174,907
                                                                                 =============          ===========

The accompanying notes are an integral part of these interim consolidated financial statements.

                            ESC MEDICAL SYSTEMS LTD.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                      For the nine months ended      For the three months ended
                                                             September 30,                  September 30,
                                                     --------------------------      --------------------------
                                                          2000           1999           2000            1999
                                                     -----------    -----------      -----------    -----------
REVENUES                                             $   115,601   $    102,032     $     37,058   $    30,313

COST OF SALES                                             48,474         78,562           14,320        26,000
                                                     -----------   ------------     ------------   -----------
         Gross profit                                     67,127         23,470           22,738         4,313
                                                     -----------   ------------     ------------   -----------
OPERATING EXPENSES
   Research and development, net                           8,731         12,091            2,952         3,205
   Marketing and selling                                  37,845         60,868           12,059        16,734
   General and administrative                              6,812         24,809            2,409        14,692
   Restructuring costs                                         -         16,867                -        10,421
   Settlement of litigation                                    -          5,500                -         1,000
   Impairment of intangible and tangible assets                -         17,458                -        11,208
   Other                                                       -          4,524                -         1,676
                                                     -----------   ------------     ------------   -----------
         Total operating expenses                         53,388        142,117           17,420        58,936
                                                     -----------   ------------     ------------   -----------
OTHER OPERATING INCOME                                     1,450              -                -             -
                                                     -----------   ------------     ------------   -----------
         Operating income (loss)                          15,189       (118,648)           5,318       (54,623)
                                                     -----------   ------------     ------------   -----------
OTHER INCOME                                                 599             -                 -             -

FINANCING EXPENSES, NET                                   (3,673)        (1,533)          (1,025)        1,327
                                                     -----------   ------------     ------------   -----------
         Income (loss) before income taxes                12,115       (120,180)           4,293       (53,296)

INCOME TAXES                                                  98          3,693                -         2,995
                                                     -----------   ------------     ------------   -----------
         Income (loss) after income taxes                 12,017       (123,873)           4,293       (56,291)

COMPANY'S SHARE ON LOSSES OF AFFILIATES                      733            587              313           221
                                                     -----------   ------------     ------------   -----------
         Income (loss) after income taxes                 11,284       (124,460)           3,980       (56,512)

EXTRAORDINARY GAIN ON PURCHASE OF COMPANY'S
CONVERTIBLE NOTES                                            292          2,863                -           380
                                                     -----------   ------------     ------------   -----------
         Net income (loss) for the period            $    11,576   $   (121,597)    $      3,980   $   (56,132)
                                                     ===========   ============     ============   ===========
EARNINGS (LOSS) PER SHARE
   Basic:
   Income (loss) before extraordinary items          $      0.45   $      (4.79)    $       0.16   $     (2.18)
   Extraordinary gain                                       0.01           0.10                -          0.02
                                                     -----------   ------------     ------------   -----------
         Net earnings (loss) per share               $      0.46   $      (4.69)    $       0.16   $     (2.16)
                                                     ===========   ============     ============   ===========
   Diluted:
   Income (loss) before extraordinary items          $      0.40   $      (4.79)    $       0.14   $     (2.18)
   Extraordinary gain                                       0.01           0.10                -          0.02
                                                     -----------   ------------     ------------   -----------
         Net earnings (loss) per share               $      0.41   $      (4.69)    $       0.14   $     (2.16)
                                                     ===========   ============     ============   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
     Basic                                                25,233         25,940           25,460        25,926
                                                     ===========   ============     ============   ===========
     Diluted                                              28,095         25,940           29,357        25,926
                                                     ===========   ============     ============   ===========

The accompanying notes are an integral part of these interim consolidated financial statements.



                            ESC MEDICAL SYSTEMS LTD.

              INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                               Additional
                                 Share          paid-in         Unearned        Accumulated       Treasury
                                capital         capital       compensation        deficit          stock           Total
                              ----------      -----------     -------------     -----------      ----------      ---------

Balance as of
December 31, 1999             $    577        $ 137,732       $    (117)        $ (113,975)      $ (18,274)     $   5,943

Exercise of options                  1           (1,466)                                             4,793          3,328

Grant of options                                    381                                                               381

Amortization of unearned
compensation                                                         96                                                96

Net income for the period                                                           11,576                         11,576
                              ----------      ---------        ---------        -----------     -----------     ---------
Balance as of
September  30, 2000           $   578         $ 136,647        $    (21)        $ (102,399)     $  (13,481)     $  21,324
                              ==========      =========        =========        ===========     ===========     =========

The accompanying notes are an integral part of these interim consolidated financial statements.


                                    ESC MEDICAL SYSTEMS LTD.

                          INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                           (UNAUDITED)
                                          (In thousands)

                                                                                  For the nine months
                                                                                  Ended September 30
                                                                           ------------------------------
                                                                                2000             1999
                                                                           ------------     -------------
CASH FLOWS - OPERATING ACTIVITIES
  Net income (loss)                                                        $    11,576      $  (121,597)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities -
      Income and expenses not affecting operating cash flows:
       Deferred income taxes                                                         -            4,993
       Amortization of unearned compensation                                        96               96
       Depreciation and amortization                                             2,781            5,566
       Gain on purchase of Company's convertible notes                            (292)          (2,863)
       Other income                                                               (599)               -
       Other operating income                                                   (1,450)               -
       Restructuring costs                                                           -           41,405
       Impairment of intangible and tangible assets                                  -           17,458
       Other                                                                       574              220
      Changes in operating assets and liabilities:
       Decrease (increase) in trade receivables                                 (9,033)          29,853
       Decrease (increase) in prepaid expenses and other receivables            (1,969)           1,576
       Decrease (increase) in inventories                                       (8,160)             530
       Decrease in accounts payable and accrued expenses                       (20,075)          (6,626)
                                                                           ------------      ------------
       Net cash used in operating activities                                   (26,551)         (29,389)
                                                                           ------------      ------------
CASH FLOWS - INVESTING ACTIVITIES
  Purchase of fixed assets                                                      (2,345)          (1,559)
  Sale of subsidiary's operations                                                  814                -
  Proceeds from investments, net                                                25,817           21,453
                                                                           ------------      ------------
       Net cash provided by investing activities                                24,286           19,894
                                                                           ------------      ------------
CASH FLOWS - FINANCING ACTIVITIES
  Purchase of convertible notes                                                   (873)          (5,205)
  Proceeds from exercise of options                                              3,328              161
  Repayment of long-term loans                                                     (15)            (122)
  Increase (decrease) in short-term bank debt, net                               5,999           (2,207)
  Purchase of treasury stock                                                         -           (4,006)
                                                                           ------------      ------------
       Net cash provided by (used in) financing activities                       8,439          (11,379)
                                                                           ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 6,174          (20,874)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                24,524           42,950
                                                                           ------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    30,698      $    22,076
                                                                           ============     =============

CASH PAID DURING THE PERIOD IN RESPECT OF:
  Income taxes                                                             $       710      $       546
                                                                           ============     =============
  Interest                                                                 $     5,869      $     6,895
                                                                           ============     =============

The accompanying notes are an integral part of these interim consolidated financial statements.


                            ESC MEDICAL SYSTEMS LTD.

                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000
                                 (In thousands)


Note 1 -  BASIS OF PRESENTATION

          A. The unaudited condensed interim consolidated financial statements as of September 30, 2000 and for the nine and three months then ended ("interim financial statements") of ESC Medical Systems Ltd. (the "Company") and subsidiaries should be read in conjunction with the audited financial statements of the Company as of December 31, 1999 and for the year then ended, including the notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected on a full-year basis.

          B. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

               The accounting principles applied in the preparation of these interim financial statements are consistent with those principles applied in the preparation of the most recent annual audited financial statements.

          C. Certain previously reported amounts have been reclassified in order to conform with the current period presentation.


Note 2 -  RESTRUCTURING

          In 1999, the Company recorded a $45,068 charge for comprehensive restructuring plans approved by the Board of Directors.

          For the nine months ended September 30, 1999, the Company recorded a $41,405 charge with respect to this plans, including: $4,800 for writedowns of receivables reflected in marketing and selling expenses; $19,738 for writedowns of inventory reflected in cost of goods sold; and $16,867 for severance, lease terminations and other costs.

          As of September 30, 2000 the unutilized accrual amounted to $ 2,204, consisting of $ 452 for severance and $ 1,752 for lease terminations.

          As of September 30, 2000 most of the restructuring plan initiated in 1999 has already been implemented. Certain restructuring costs are expected in the next twelve months. Management estimates an additional $ 2,000 in restructuring charges related to these matters.


                            ESC MEDICAL SYSTEMS LTD.

                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000

                                 (In thousands)

Note 3 -  INVENTORIES

          Inventories are composed of the following:

                                                 September 30,     December 31,
                                                      2000             1999
                                                 -------------     ------------
                                                   (Unaudited)

             Raw materials                       $  19,525         $   15,998
             Work in process                         8,256              8,052
             Finished products                      19,895             15,466
                                                 ------------      ------------
                                                 $  47,676         $   39,516
                                                 ============      ============


Note 4 - SEGMENT INFORMATION

         A. COMPOSITION OF REVENUES BY GEOGRAPHIC AREAS

                                                 For the nine months ended        For the three months ended
                                                       September 30,                      September 30,
                                                --------------------------        --------------------------
                                                    2000           1999             2000              1999
                                                ----------      ----------        ---------        ---------
                                                         (Unaudited)                        (Unaudited)

           North America                        $  45,880       $  36,895         $ 15,434         $  9,047
           Europe                                  27,391          32,008            8,364            7,520
           Asia                                    27,308          20,242            9,055            9,601
           Central and South America                3,966           3,251            1,027            1,088
           Other                                   11,056           9,638            3,178            3,058
                                                ----------      ----------        ---------         --------
                                                $ 115,601       $ 102,032         $ 37,058         $ 30,313
                                                ==========      ==========        =========         ========



                            ESC MEDICAL SYSTEMS LTD.

                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000

                                 (In thousands)

Note 4 -  SEGMENT INFORMATION (CONT.)

          B.   REPORTABLE SEGMENTS

               Starting in 2000, the Company changed its structure of internal organization in a manner that caused the composition of its reportable segments to change. Prior period data has not been restated due to impracticability. In addition, previously reported segment data has not been presented due to the lack of relevance and comparability as a result of the structural changes. The following table sets forth segment information for nine-and three-month periods ended September 30, 2000:

                                              For the nine        For the three
                                              months ended        months ended
                                              September 30,       September 30,
                                             --------------      --------------
                                                  2000                2000
                                             --------------      --------------
                                               (Unaudited)         (Unaudited)
            Revenues
              Surgical and aesthetics          $  99,866          $   32,091
              Dental                               5,071               2,153
              Industrial                          10,664               2,814
                                              -----------         -----------
                Consolidated                   $ 115,601          $   37,058
                                              ===========         ===========
            Operating income (loss)
              Surgical and aesthetics          $  17,704          $    6,308
              Dental                              (2,286)               (658)
              Industrial                            (229)               (332)
                                              -----------         -----------
                Consolidated                      15,189               5,318

            Other income                             599                 -
            Financing expenses, net               (3,673)             (1,025)
                                              -----------         -----------
            Income before income taxes         $  12,115          $    4,293
                                              ===========         ===========



                                              September 30,
                                              -------------
                                                  2000
                                              -------------
                                               (Unaudited)
            Assets
               Surgical and aesthetics         $  146,378
               Dental                               3,033
               Industrial                           7,601
               Unallocated assets                  17,503
                                               ------------
                 Consolidated                  $  174,515
                                               ============


                            ESC MEDICAL SYSTEMS LTD.

                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000
                                 (In thousands)


Note 5 -  CONTINGENT LIABILITIES

          (A) In late 1998 the Company was named in a number of purported class action securities lawsuits that have been consolidated in the United States District Court for the Southern District of New York. In July 1999, a consolidated amended complaint was filed naming, among others, the Company and several additional current and former directors and officers of the Company and Laser Industries Limited, a subsidiary of the Company ("Laser"), as defendants. The consolidated amended complaint seeks damages and attorneys' fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998. On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. On August 31, 2000, the Court entered an order dismissing the claim against the Laser director and officer defendants and denying the remaining dismissal motion counts. The Company's insurance carrier has agreed to assume the defense of the action under a reservation of rights. No accrual has been recorded in the financial statements for this matter.

          (B) On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company in the State District Court in Harris County, Texas. Dr. Urso alleges a number of causes of action including, breach of contract, breach of warranty, product liability, misrepresentation and violations of the Texas Deceptive Trade Practices Act. The complaint purports to be filed on behalf of a national class. The Company entered a general denial and has removed the case to Federal court. The Company will challenge plaintiff's class certification motion when it is filed and will continue to defend this case vigorously. No accrual has been recorded in the financial statements for this matter.


                            ESC MEDICAL SYSTEMS LTD.

                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000
                                 (In thousands)


Note 5 -  CONTINGENT LIABILITIES - (CONT.)

          (C) On May 10, 1999, the Company and a former director and officer were named as defendants in an action filed in Tel-Aviv Court by H.K. Hashalom Ltd. in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of $2,450 but has reserved the right to increase such amount as well as a declaratory judgment that, inter alia, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. At a pre-trial hearing, the Court advised the parties to attempt resolving the case through mediation, and the parties are currently searching for a mutually acceptable mediator. No accrual has been recorded in the financial statements for this matter.

          (D) On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. On January 25, 1999, the Company, along with three subsidiaries, brought an action in the Superior Court of New Jersey, Somerset County (the "US Court"), against Light Age. The litigation relates to disputes arising out of an agreement between Light Age and Laser pursuant to which Light Age supplied certain medical laser devices to Laser. On July 1, 1999, the U.S. Court granted defendant Light Age's motion to compel the Company and the three affiliated entities to arbitrate. An arbitration panel has been appointed and hearings on the merits have been scheduled for Summer 2001. Pending the outcome of the U.S. arbitration, Light Age and the Company agreed to file a motion to stay the proceedings in Tel-Aviv. On October 14, 1999, the Tel-Aviv Court confirmed the motion as requested and stayed the proceedings. No accrual has been recorded in the financial statements for this matter.


                            ESC MEDICAL SYSTEMS LTD.

                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000

                                 (In thousands)


Note 5 -  CONTINGENT LIABILITIES - (CONT.)

          (5) On May 8, 2000, UBS Warburg L.L.C. ("Warburg") filed a complaint in the United States District Court for the Southern District of New York alleging that the Company failed to pay approximately
               2.6 million dollars in retainer and advisory fees arising out of a March 15, 1999 agreement, pursuant to which Warburg was engaged by prior management with respect to matters relating to the proxy contest that preceded the Company's 1999 annual meeting of shareholders. In October 2000, the parties entered into a settlement agreement pursuant to which the Company paid Warburg a one-time cash payment of $550, for which provision was previously made in the Company's financial statements. The Company has also entered into a letter agreement with Warburg pursuant to which the Company may be liable for Transaction Fees of up to $1,000 on certain future transactions, if such transactions were to take place on or before March 31, 2001. No accrual has been recorded in the financial statements for such fee in respect of any such future transaction.

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


                            ESC MEDICAL SYSTEMS LTD.

                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000

                        (In thousands except share data)


NOTE 6 - OTHER

         (A) In June 2000, a subsidiary of the Company - Applied Optronics Corp. ("AOC") sold its operations to a third party. The consideration for this transactions was as follows: $814 paid at the closing date, $750 to be paid quarterly during three years from the date of the closing bearing interest at a fixed rate of 9% per annum; and one of the following: $1,000 which will be paid in three years from the date of the contract or 149,080 shares of the buyer. As a result of transaction the Company recorded other operating income of $1,450.

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

Starting in 2000, the Company organized itself into three business units - one unit consisting of three geographical sub-units serving the aesthetic and surgical market, one unit serving the dental market and one unit serving the industrial market.

As of September 30, 2000, most of the restructuring plan initiated in September 1999 has already been implemented. Certain remaining cost savings measures are still planned. Management estimates an additional $2,000 in restructuring charges related to these actions. As a result of the above additional planned actions, management estimates another $5,000 in annualizing cost savings.

In this Report, unless the context otherwise requires, all references to the "Company" are to ESC Medical Systems Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 (In

thousands of U.S. Dollars)

REVENUES. The Company's net revenues increased by 22% to $37,058 for the three months ended September 30, 2000 compared to $30,313 for the three months ended September 30, 1999. The Company's net revenues increased by 13% to $115,601 for the nine months ended September 30, 2000 compared to $102,032 for the nine months ended September 30, 1999.

The increase in sales is attributable to an increase in unit sales and sale of services.

GROSS PROFIT. Gross profit increased to $22,738 for the three months ended September 30, 2000 from $4,313 for the three-month period ended September 30, 1999. Excluding the write off of inventory and other reserves mainly relating to restructuring, 1999 gross profit for the three months ended September 30, 1999 was $13,955. As a percentage of sales, the gross profit was 61% in the three-month period ended September 30, 2000 compared to 46% in the same period in 1999, excluding the write off of inventory. Gross profit increased to $67,127 for the nine months ended September 30, 2000 from $23,470 for the nine-month period ended September 30, 1999. Excluding the write off of inventory and other reserves mainly relating to restructuring, 1999 gross profit for the nine months ended September 30, 1999 was $53,520. As a percentage of sales, the gross profit was 58% in the nine-month period ended September 30, 2000 compared to 52% in the same period in 1999, excluding the write off of inventory and other reserves.

The significant increase in gross profit in the three and nine month periods ended September 30, 2000 is due to the increase in sales, reduction in overhead cost and an improvement in the product mix.

RESEARCH AND DEVELOPMENT, NET. Net research and development costs decreased by 8% to $2,952 for the three months ended September 30, 2000 from $3,205 in the same period in 1999. As a percentage of sales, research and development costs were 8% in the three-month period ended September 30, 2000 as compared to 11% in the three-month period ended September 30, 1999. Net research and development costs decreased by 28% to $8,731 for the nine months ended September 30, 2000 from $12,091 in the same period in 1999. As a percentage of sales, research and development costs were 8% in the nine-month period ended September 30, 2000 as compared to 12% in the nine-month period ended September 30, 1999. The decrease in research and development costs, net is due to a reduction in overhead costs, significantly lower material consumption and cost savings implemented during 1999, including the elimination of certain uneconomical projects.

MARKETING AND SELLING. Marketing and selling expenses decreased by 28% to $12,059 for the three months ended September 30, 2000 compared to $16,734 for the same period in 1999. As a percentage of sales, marketing and selling expenses in the three-month period ended September 30, 2000 were 33% compared to 55% in the same period in 1999. Marketing and selling expenses decreased by 38% to $37,845 for the nine months ended September 30, 2000 compared to $60,868 for the same period in 1999. Excluding write-offs relating to the restructuring in the period of the nine months ended September 30, 1999, marketing and selling expenses were $56,068. As a percentage of sales, marketing and selling expenses in the nine-month period ended September 30, 2000 were 33% compared to 55% in the same period in 1999 excluding write-offs.

The decrease in 2000 is attributable to the reduction in costs, mainly in the United States, as a result of the restructuring plan adopted during 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 84% to $2,409 for the three months ended September 30, 2000 from $14,692 in the same period in 1999. General and administrative expenses for the three-month period ended September 30, 1999 include bad debt charge of $10,780 and litigation expenses of $2,800. As a percentage of sales, general and administrative expenses in the three months ended September 30, 2000 were 7% compared to 4% in the same period in 1999 excluding extraordinary expenses. General and administrative expenses decreased by 73% to $6,812 for the nine months ended September 30, 2000 from $24,809 in the same period in 1999. As a percentage of sales, general and administrative expenses in the nine-month period ended September 30, 2000 were 6% compared to 11% in the same period in 1999 excluding extraordinary provisions.

The decrease in general and administrative expenses is mainly attributable to a decrease in bad debts reserves and a significant reduction in legal costs.

RESTRUCTURING COSTS. In the first quarter of 1999, the Company developed and started the implementation of a restructuring plan. In connection with that restructuring plan, the Company recorded in the first quarter of 1999 charges of $11,246 related to its sales and marketing operations out of which $4,800 is included in marketing and selling expenses and $16,608 related to inventory write-off (included in the cost of goods sold).

In the third quarter of 1999, the Company commenced another restructuring program. In that connection, the Company recorded writedowns of inventories (included in the cost of goods sold) of approximately $3,100. The restructuring charge amount of $11,671 was comprised of writedowns of fixed assets of $4,221 and severance charges, lease terminations of approximately $6,200 and professional fees of $1,250.

SETTLEMENT OF LITIGATION. Settlement of litigation expenses for the nine and three-month period ended September 30, 1999 included a provision in connection with litigation settled at the beginning of 2000.

IMPAIRMENT OF INTANGIBLE AND TANGIBLE ASSETS. Impairment of intangible and tangible assets in the nine-month period ended September 30, 1999 included intangible assets write-off mainly related to goodwill from acquisitions $14,645, patent write-off $1,246 and tangible assets write off of $1,567 related to the restructuring plan in 1999.

OTHER EXPENSES. Other expenses for the three month period ended September 30, 1999 include $1,250 of professional fees related to the restructuring plan and $426 ($3,274 in the nine month period ended September 30, 1999) in connection with the reimbursement of certain shareholder expenses, in accordance with the resolution of the Board of Directors of the Company in a meeting held on June 23, 1999 which resolved that " all cost and expenses of Messr. Arie Genger and Barnard J. Gottstein and their affiliates in connection with the directors election contest shall be reimbursed by the Company promptly and the costs of certain officers of the Company, Messr. Arie Genger and Barnard J. Gottstein submitted approximately $1,510. The officers of the Company at the time incurred expenses of $1,764, which were charged to the Company.

OTHER OPERATING INCOME. Other operating income in the nine-month period ended September 30, 2000 includes the profit from sale of operation of a unit in our industrial division, Applied Optronics Corporation in the United States.

OPERATING INCOME (LOSS). For the three months ended September 30, 2000, operating profit was $5,318, representing 14% of sales compared to operating loss of $54,623 for the same period in 1999. For the nine months ended September 30, 2000, operating profit was $15,189, representing 13% of sales compared to operating loss of $118,648 for the same period in 1999.

The improvement in operating result is due to the adoption of the restructuring plan, mainly designed to align the Company's cost structure with its revenue, the increase in sales and improvement in gross margins and the sale of Applied Optronics Corporation.

OTHER INCOME. Other income of $599 in the nine months ended September 30, 2000 includes profits due to dilution of the Company's interests in one of its high-tech ventures, Galil Medical Ltd.

FINANCING INCOME (EXPENSES), NET. For the three months ended September 30, 2000, financing expenses were $1,025 compared to financing income of $1,327 in the same period in 1999. For the nine months ended September 30, 2000, financing expenses were $3,673 compared to financing expenses of $1,533 in the same period in 1999.

TAXES ON INCOME. No taxes on income were incurred in the three months ended September 30, 2000 compared to $2,995 incurred in the same period in 1999. Taxes on income of $98 were incurred in the nine months ended September 30, 2000 compared to $3,693 in the same period in 1999. Most of the Company's income in Israel is exempt from income taxes. The Israeli statutory tax rate for the purpose of reconciliation of the reported tax expense is approximately zero. Income tax expense in the financial statements relates primarily to the income taxes of non-Israeli subsidiaries. Additionally, the Company has over $100,000 of net operating losses, mostly in the United States and Israel. The taxes on income in 1999 include write-off of deferred tax assets for the net amount of $2,383.

COMPANY'S SHARE ON LOSSES OF AFFILIATES. For the three months ended September 30, 2000, the Company's share on losses of affiliates was $313 compared to $221 in the same period in 1999. For the nine months ended September 30, 2000, the Company's share on losses of affiliates was $733 compared to $587 in the same period in 1999.

EXTRAORDINARY GAIN ON PURCHASE OF COMPANY'S CONVERTIBLE NOTES. For the nine months ended September 30, 2000, extraordinary gain on the purchase of the Company's convertible notes was $292 compared to $2,863 in the same period in 1999. The decrease is due to the purchase of fewer of the Company's convertible notes.

NET INCOME (LOSS). As a result of the foregoing factors, the Company's net income was $3,980 for the three months ended September 30, 2000 compared to net loss of $56,132 in the same period in 1999. The Company's net income was $11,576 for the nine months ended September 30, 2000 compared to net loss of $121,597 in the period in 1999.

The improvement in net income is due to the adoption of the restructuring plan, mainly designed to align the Company's cost structure with its revenue capabilities, the increase in sales and improvement in gross margins and the sale of Applied Optronics Corp.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of September 30, 2000, the Company had cash and cash equivalents of $30,698 compared to $24,524 on December 31, 1999. The increase of $6,174 is mainly attributable to:

OPERATING ACTIVITIES

For the nine months ended September 30, 2000, cash used by operating activities was approximately $26,551. The primary cash used in the Company's operating activities was approximately $10,775 for payment of legal settlements, approximately $5,839 for payments in respect of restructuring, negative change in current working capital of approximately $22,623 mainly due to an increase of $8,160 in inventories and an increase of $9,033 in trade receivables all offset by the profit in the nine months ended September 30, 2000. The increase of inventories is due to preparation for a significant increase in sales in the fourth quarter and the manufacture of hair removal machines for the aculight program. Under the aculight program, machines owned by the Company are placed with operators who are charged per usage fees.

INVESTING ACTIVITIES

For the nine months ended September 30, 2000, cash provided by investing activities was approximately $24,286. The primary changes in the Company's investing activities were, the maturity of $27,517 in short-term investments which was partially used in operating activities, use of cash of approximately $2,345 to purchase fixed assets, a $1,000 investment representing approximately 20% control of the voting power in a company, $700 investment in Galil Medical Systems Ltd. and a $814 in proceeds from sale of a unit in our industrial division.

FINANCING ACTIVITIES

For the nine months ended September 30, 2000, cash provided by financing activities was $8,439. The primary financing activities of the Company included the repurchase of the Company's convertible notes for $873, proceeds from the exercise of options of $3,328 and a short term loan of $5,999.

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

CONDITIONS IN ISRAEL

The Company's principal offices and its product development and manufacturing facilities are located in the State of Israel, and the Company is directly affected by the political, economic and military conditions to which that country is subject. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and certain Arab countries. In addition, Israel and companies doing business in Israel have been the subject of economic boycott by the Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestine Liberation Organization ("PLO") and various declarations have been signed in connection with efforts to resolve some of the aforementioned problems, no prediction can be made as to whether a full resolution of these problems will be achieved or as to the nature of any such resolution. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on the Company's business, financial conditions and results of operations.

Some of the employees of the Company currently are obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. While the Company has operated effectively under those and similar requirements in the past, no assessment can be made of the full impact of such requirements of the Company in the future, particularly if emergency circumstances occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an investment portfolio which consists mainly of income securities with an average maturity of less than one year. The portfolio consists of low risk corporate bonds and bank deposits. The Company's policy is generally to hold its fixed income investments until maturity and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

The Company also enters into foreign currency hedging transactions to protect the dollar value of its non-dollar denominated trade receivables, mainly in JPY, British Sterling and EURO. The gain and losses on these transactions are included in the statement of operations in the period in which the changes in the exchange rate occur. There can be no assurance that such activities or others will eliminate the negative financial impact of currency fluctuations. Indeed, such activities may have adverse impact on earnings.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

   The Company is a party to various legal proceedings incident to its business. Except as noted below and as noted in the Company's annual report on Form 10-K for the year ended December 31, 1999 and quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2000, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

   In late 1998 the Company was named in a number of purported class action securities lawsuits that have been consolidated in the United States District Court for the Southern District of New York. In July 1999, a consolidated amended complaint was filed naming, among others, the Company and several additional current and former directors and officers of the Company and Laser Industries Limited, a subsidiary of the Company ("Laser"), as defendants. The consolidated amended complaint seeks damages and attorneys' fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998. On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. On August 31, 2000, the Court entered an order dismissing the claim against the Laser director and officer defendants and denying the remaining dismissal motion counts. The Company's insurance carrier has agreed to assume the defense of the action under a reservation of rights. No accrual has been recorded in the financial statements for this matter.

   On May 8, 2000, UBS Warburg L.L.C. ("Warburg") filed a complaint in the United States District Court for the Southern District of New York alleging that the Company failed to pay approximately 2.6 million dollars in retainer and advisory fees arising out of a March 15, 1999 agreement, pursuant to which Warburg was engaged by prior management with respect to matters relating to the proxy contest that preceded the Company's 1999 annual meeting of shareholders. In October 2000, the parties entered into a settlement agreement pursuant to which the Company paid Warburg a one-time cash payment of $550, for which provision was previously made in the Company's financial statements. The Company has also entered into a letter agreement with Warburg pursuant to which the Company may be liable for Transaction Fees of up to $1,000 on certain future transactions, if such transactions were to take place on or before March 31, 2001. No accrual has been recorded in the financial statements for such fee in respect of any such future transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(1)   Exhibits

       Exhibit
       Number     Description
       -------    -----------

       10.1 Letter of Change in Prof. Jacob A. Frenkel Stock Option Plan dated September 7, 2000

       27         Financial Data Schedule

(2)  Reports on Form 8-K

     The Company has not filed any Current Reports on Form 8-K during the three month period ended September 30, 2000.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ESC Medical Systems Ltd.

                                                /s/  Sagi A. Genger
                                                ----------------------
              Date: November 14, 2000           By: Sagi A. Genger
                                                Chief Financial Officer



                               EXHIBIT INDEX


10.1 Letter of change in Prof. Jacob A. Frenkel stock option plan dated September 7, 2000

27     Financial Data Schedule