Form 10-K
period 2000-12-31
ESC MEDICAL SYSTEMS LTD
filed 2001-03-30
CIK 1004945

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000, or


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to _____

                      Commission file number: 0-13012

                          ESC MEDICAL SYSTEMS LTD.
           (Exact name of registrant as specified in its charter)


          Israel                                          N.A.
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of Ordinary Shares, NIS 0.10 par value per share, of the registrant outstanding as of March 23, 2001 was 27,630,898.

The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the Ordinary Shares on March 23, 2001 as reported on the Nasdaq National Market, was approximately $576,383.483. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13-G filed with the Commission and is as of December 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.



                    Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders and the Form 8-K, dated March 20, 2001, are incorporated herein by reference in response to Items 10 through 13 in Part III of this report.


PART I

ITEM 1.  BUSINESS.

GENERAL

ESC Medical Systems Ltd. ("ESC" or the "Company") is a world leader in the design, manufacture, and marketing of a broad range of pulsed light and laser based systems for the aesthetic and medical communities. The Company is a pioneer in bringing new technologies and applications to these market segments. The primary markets served include dermatology, plastic surgery, cosmetic surgery, general surgery, ear, nose and throat ("ENT"), gynecology, oncology, urology, orthopedics, veterinary medicine, oral surgery and dentistry.

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

On February 25, 2001, the Company signed a definitive purchase agreement with Coherent, Inc. ("Coherent") to acquire, as more fully set forth in such agreement, the operations of Coherent's medical products division, Coherent Medical Group ("CMG"). See "Coherent Asset Acquisition" below.

During 2000, the Company consolidated its dental operations into a separate subsidiary, OpusDent Ltd. ("OpusDent"), an Israeli company, with its own management, infrastructure and distribution network so as to allow the dental operations to develop in a focused manner. See "OpusDent Ltd." below.

Unless the context otherwise requires, all references to the Company or ESC shall mean ESC and each of its subsidiaries.

MARKET FOCUS

The Company's systems are designed for use in a variety of medical environments. The principal target markets for the Company's aesthetic products are physicians with private practices or clinics, as well as leading beauty/hair removal centers. These are customers who wish to tap into the vanity market and are looking to increase their revenues and reduce dependence on reimbursements. The target market for the Company's surgical products are hospitals and outpatient clinics that use lasers for surgical procedures.

A new initiative of the Company to expand its reach to other aesthetic procedure providers was introduced this year, targeting spas, salons and cosmeticians catering to the hair removal market.




COHERENT ASSET ACQUISITION

On February 25, 2001, the Company signed a definitive purchase agreement with Coherent to acquire, as more fully set forth in such agreement, the operations of CMG. The total consideration, excluding a possible earn-out, was valued at approximately $217 million as of March 12, 2001.

Following closing of the transaction and subject to shareholder approval, ESC will change its name to Lumenis, derived from lumen which is Latin for light. Post transaction, ESC will be a global leader in the design, manufacture and marketing of light-based medical solutions. Combined sales for the two businesses for the year ended December 31, 2000 were approximately $367 million with a focus on aesthetics (approximately $163 million), ophthalmic (approximately $74 million), surgical (approximately $62 million), service (approximately $62 million), dental (approximately $8 million) and industrial (approximately $14 million).

Consideration for the transaction is as follows: $100 million in cash, 5,432,099 ordinary shares of ESC, and $12.9 million in eighteen-month 5% subordinated notes, plus an earn-out of up to $25 million. ESC will be obligated to register these shares thirty months after closing. At closing, Bernard Couillaud, CEO of Coherent, will be appointed to ESC's Board of Directors. In addition, following the closing, Coherent will continue to supply parts and components and provide, on a transitional basis, on-going technical and operational support. Consummation of the transaction is subject to customary conditions. The transaction is expected to close in the second quarter of 2001.

OPUSDENT LTD.

During 2000, the Company formed OpusDent and transferred to it all of its assets in the dental field. Part of the asset transfer is subject to the approval of the Investment Center in Israel. On December 13, 2000, ESC signed an agreement with a German investment bank to underwrite the IPO on the Neuer Markt in Frankfurt, Germany, of approximately 25% of the capital stock of OpusDent, subject to market and other conditions.

TECHNOLOGY

Most of the Company's products are based on proprietary technologies using intense pulsed light ("IPL") or state-of-the-art laser applications pioneered by the Company.

INTENSE PULSED LIGHT TECHNOLOGY. The Company offers several products that incorporate patented proprietary IPL technologies and applications. Applications of the Company's IPL products are primarily aimed at the private aesthetic markets and include: non-invasive treatment of varicose veins and other benign vascular lesions; removal of benign pigmented lesions, such as age spots and tattoos; and hair removal. The products include: VascuLight for both deep and superficial vascular lesions, pigmented lesions, and hair removal; AestiLight, a compact hair removal system sold outside the United States and the newest system, the IPL Quantum, for hair removal and skin rejuvenation. The Company has recently introduced several upgrades and added features to its existing product line.

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

PRODUCTS AND APPLICATIONS

AESTHETIC APPLICATIONS. The Company's main focus in the past years has been in the quickly growing aesthetic market, responding to the public's demand to look better. The primary applications for ESC products are: photorejuvenation, addressing facial skin complexion and smoothing improvement; removal of benign vascular lesions, including leg veins, spider veins on legs and face, rosaceae and other red spots; removal of benign pigmented lesions including brown spots, age spots, sunspots and tattoos; hair removal, skin rejuvenation and wrinkle removal. In 2000, aesthetic applications accounted for 51% of the Company's revenues.

In September 2000, ESC signed an exclusive worldwide distribution agreement with, and purchased approximately 20% equity interest in, CureLight Ltd., an Israeli based company. CureLight holds the worldwide patent rights to a new acne therapy, ClearLight, based on intense blue light. The Company believes that this therapy achieves higher clearance rates in less time than any other medical treatment without observable material adverse side effects. Clearlight recently received the CE mark (as defined hereafter); and clinical trials are underway in the United States. ESC will start shipping the product outside the United States in the second quarter of 2001.

SURGICAL APPLICATIONS. Laser Industries Ltd. ("Laser Industries"), which was acquired by the Company in 1998, has been a leading force in the surgical applications marketplace for close to thirty years, with a wide range of product offerings. In 2000, surgical applications accounted for 19% of the Company's revenues. The major specialties include:

      EAR, NOSE AND THROAT. The Company has pioneered several applications for ambulatory and operating room procedures, including procedures for snoring and nasal airways. This year ESC introduced the AcuBlade system, which provides robotic capabilities for microsurgery, in particular vocal cord surgery.

      GYNECOLOGY. The Company offers several systems for various gynecologic applications, including laparoscopy, endometrial ablation, microsurgery and tubal infertility and lesions of the lower genital tract. The Company's newest product, GyneLase, treats menorraghia, excessive menstrual bleeding, using an in-office procedure for endometrial ablation. Menorraghia affects 20% of all menstruating women. In August 2000, the United States Food and Drug Administration ("FDA") approved Phase III human clinical trials. More than 150 patients have enrolled and 26 have been treated. The Company expects to file a PMA to the FDA in 2002 after a one year patient follow-up period. On March 11, 2001, the Company signed worldwide distribution agreements with Karl Storz GmbH & Co. KG.

      NEUROSURGERY. The Company offers lasers and accessories for brain tumor and disk microsurgery and neuroendoscopy.

      ORTHOPEDICS. The Company offers a Holmium laser system for orthopedic surgical procedures, including knee and shoulder arthroscopic procedures.

      UROLOGY. The Company offers a variety of Nd:YAG lasers in varying power ranges and a broad range of fiber delivery devices for the laser treatment of the bladder, urethra, prostate and external genitalia. In addition, the Company offers urologists its Holmium laser for lithotripsy (a laser procedure which results in the breakage of kidney, urethra and bladder stones) and for various soft tissue procedures.

      VETERINARY. The Company has developed a compact, easy to use, CO2 laser for the veterinary market. The many surgical applications include: removal of cysts, tumors and warts; specialized internal procedures; neutering; spaying; and declawing. The Company has entered into a distribution agreement with Biolitech, formerly CeramOptic, to sell their diode laser aimed at the large animal market. There are over 19,000 veterinary practices in the United States alone.

DENTAL APPLICATIONS. The Company has developed several dental lasers to enable dentists to perform hard and soft tissue applications including drilling, cavity preparation, gum trimming and periodontic procedures, as well as teeth whitening. In December 2000, ESC announced that the Opus 20, a combined Erbium and CO2 laser received FDA clearance, paving the way for penetration of the United States marketplace. This device enables the dentist to perform hard tissue drilling at speeds equal to high speed mechanical drills. The Company is also developing a variety of handpieces and accessories for its dental lasers.

INDUSTRIAL APPLICATIONS. The industrial unit develops and sells a number of different laser systems for specialized applications based upon customer requests. As part of the restructuring program, as described in Item 7 below, Surgilase of Providence, Rhode Island, an industrial division of Sharplan Laser Inc. in the United States, was integrated into Spectron UK so that it could function as the United States sales and marketing arm of Spectron UK.

PRODUCTS UNDER DEVELOPMENT

In order to maintain its competitive position, the Company believes it is imperative to develop new products and introduce new technologies.

INTENSE PULSED LIGHT PRODUCTS ("IPL"). The Company is continuously expanding the applicability of its IPL products. The Company has developed an upgrade policy enabling its existing IPL customers to enhance the capability of their MultiLight, VascuLight, EpiLight, and IPL Quantum units. The Company is developing additional applications for these devices and enhancing their safety and effectiveness for a variety of aesthetic applications.

SURGICAL PRODUCTS. One novel surgical application was introduced recently. A microlaryngeal surgery for vocal chords. A product in development involves the treatment of very deep veins with a novel disposable catheter.

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

In 2000, the Company launched the aculight Photocosmetic program, aimed at spas, salons, and cosmeticians where hair removal services are often provided.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Please refer to Note 14 of the Financial Statements with respect to financial information about industry segments.

MARKETING, DISTRIBUTION AND SALES

As part of the restructuring (referred to in Item 7 below) which took place during 1999, the Company set up three business units that enable it to address its markets more effectively. One business unit handles the aesthetic and surgical markets and is organized geographically. The other two units are the Dental Unit and the Industrial Unit. In 2000, the assets of the Dental Unit were transferred to OpusDent, the Company's newly formed dental subsidiary. See, "Business, OpusDent Ltd." Each business unit employs a variety of distribution channels such as direct sales by Company personnel, independent representatives and regional distributors, depending upon the nature of the marketplace.

ESC America handles aesthetic and surgical sales for the Company in the United States, Canada and Latin America. There is a direct sales force in the United States in addition to distributors in the United States, Canada and Latin America.

ESC Europe coordinates aesthetic and surgical sales for the Company's European subsidiaries, in the United Kingdom, France, Italy and Germany, as well as sales via distributors in other European countries, the Middle East and Africa.

ESC Asia coordinates aesthetic and surgical sales for the Company's subsidiary in Japan, with a direct sales force as well as distributors in Southeast and Northeast Asia.

The Dental Unit, OpusDent, coordinates a sales network made up primarily of distributors and independent sales agents. A direct sales force has been established in Germany, the United Kingdom and in France.

The Industrial Unit designs, manufactures and sells its products using mainly a direct sales force located in the United Kingdom and United States.

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

BREAKDOWN OF NET SALES BY REGION


                                              FOR THE YEAR ENDED
                                                 DECEMBER 31,
                                                 ------------
                                         (dollar amounts in thousands)
                                -----------------------------------------------
                                  2 0 0 0           1 9 9 9             1 9 9 8
                                -----------       -----------         ---------
North America...............  $   64,254         $   51,223           $ 117,377
Europe......................      39,910             40,774              69,968
Asia........................      37,430             33,662               9,375
Central and South America...       5,176              4,079              13,655
Other.......................      14,855             12,413              14,831
                                -----------       -----------         ---------
Total                         $  161,625         $  142,151           $ 225,206
                                ===========       ===========         =========

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

The Company's policy is to maintain more than one source for each of its major components, to the extent possible, although in some cases parts are supplied by a sole source. Due to their sophisticated nature, certain components must be ordered up to six months in advance, resulting in a substantial lead time for each production run. In the event that such limited source suppliers are unable to meet the Company's requirements in a timely manner, the Company may experience an interruption in production until an alternate source of supply can be obtained.

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

RESEARCH AND DEVELOPMENT

The Company's research and development strategy is to develop high quality products and related accessories to maintain its competitive advantage. The Company's research and development expenses, net of participation by the Israeli Office of the Chief Scientist, were approximately $11.89 million in 2000, $15.35 million in 1999 and $18.68 million in 1998. The Company believes that the close interaction between its research and development, marketing, and manufacturing groups allows for timely and effective realization of the Company's new product concepts.

ESC receives certain grants and tax benefits from, and participates in, programs sponsored by the Government of Israel.

Israeli tax law permits, under certain conditions, a tax deduction in the year incurred for expenditures (including capital expenditures) in scientific research and development projects, if the expenditures are approved by the relevant Israeli Government Ministry (determined by the field of research), and the research and development is for the promotion of enterprise and is carried out by or on behalf of a company seeking such deduction. Expenditures not approved as such are deductible over a three year period. However, grants made available to the Company by the Government of Israel are considered taxable income.

Under the Law for the Encouragement of Industrial Research and Development 1984 (the "Research Law"), research and development programs that are approved by a research committee and meet certain criteria are eligible for grants against payment of royalties from the sale of the products developed in accordance with the program. Regulations promulgated under the Research Law generally provide for the payment of royalties to the Office of the Chief Scientist of Israel ranging from 3% to 5% on sales of products developed as a result of a research project and so funded until 100% of the dollar-linked amount of the grant (carrying an interest rate at LIBOR) is repaid. The Research Law requires that the manufacture of any product developed as a result of research and development funded by the Israeli Government take place in Israel. It also provides that any know how from the research and development, that is used to produce the product, may not be transferred to third parties without the approval of a research committee. Such approval is not required for the export of any products resulting from such research and development.

In connection with an initial program approved by the Office of the Chief Scientist, the Company and an Israeli subsidiary received participation payments from the State of Israel in the amount of approximately $60,000 for the year ended December 31, 2000. In return for the Government's participation payments, the Company and its subsidiary are obliged to pay royalties at a rate of 3% to 5% of sales of the developed product until the Office of the Chief Scientist is repaid in full. As of December 31, 2000, the balance of the Company's outstanding obligation to the State of Israel in connection with the participation payments is approximately $5,886,000, which will be repaid to the government in the form of royalties on sales of those products that reach the market.

COMPETITION

ESC faces keen competition in its different market niches. Competition arises from utilizing other light products as well as alternate technologies. Competitors range in size from small single product companies to large multifaceted corporations, which may have greater resources than those available to the Company. Major competitors in the aesthetic market place are: Coherent, Inc. (See "Coherent Asset Acquisition" above), Candela Corporation, Cynosure, Inc. and Laserscope, Inc.

In addition, the Company competes in a market subject to rapid technological change. The entry of new companies or new technologies could have a material adverse effect on the Company.

PATENTS AND INTELLECTUAL PROPERTY

The Company has obtained and now holds approximately 85 patents in the United States and approximately 22 additional patents outside of the United States and has applied for approximately 17 and 71 additional patents in the United States and outside of the United States, respectively. In general, however, the Company relies on its research and development program, production techniques and marketing and service programs to advance its products. The Company also licenses certain of its technologies from third parties pursuant to various license agreements. Patents filed both in the United States and Europe have a life cycle of twenty years from the filing date. However, patents filed in the United States prior to June 1995 expire either twenty years from filing or seventeen years from issue date. None of the Company's material patents are expected to expire in the near future.

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

It is possible that patents issued or licensed to the Company will be successfully challenged or that patents issued to others may preclude the Company from commercializing its products under development. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others, if required, can be lengthy and expensive, and may result in a determination which is adverse to the Company. There can be no assurance that the products currently marketed or under development by the Company will not be found to infringe patents issued or licensed to others. Likewise, there can be no assurance that other parties will not independently develop similar technologies, duplicate the Company's technologies or, with respect to patents which are issued to the Company or rights licensed to the Company, design around the patented aspects of the technologies. Third parties could also obtain patents that may require licensing of their patented technology for the conduct of the Company's business.

Because of the rapid development of technologies which relate to the Company's products, there may be other patents which relate to basic relevant technologies and other technologies marketed by the Company. From time to time, the Company receives inquiries from third parties contending that their patents are being infringed by the Company. If such third parties were to commence infringement suits against the Company, and such patents were found by a court to be valid and infringed upon by the Company, the Company could be required to pay damages and make royalty payments. Depending on the nature of the patent found to be infringed upon by the Company, a court order requiring the Company to cease such infringement could have a material adverse effect on the Company.

GOVERNMENT REGULATION

The products manufactured and marketed by the Company are subject to regulatory requirements mandated by the FDA, the European Union and similar authorities in other countries. The Company believes that its principal products will be regulated as "devices" under United States federal law and FDA regulations. The process of obtaining clearances or approvals from the FDA and other regulatory authorities is costly, time consuming and subject to unanticipated delays.

Among the conditions for FDA approval of a medical device is the requirement that the manufacturer's quality control and manufacturing procedures comply with Good Manufacturing Practice ("GMP"), or the Quality System Regulations ("QSR"), which must be followed at all times. The GMP and QSR regulations impose certain procedural and documentation requirements upon a company with respect to design, manufacturing and quality assurance activities. These GMP and QSR requirements control every phase of design and production from the receipt of raw materials, components and subassemblies to the labeling of the finished product. It also includes the tracing of consignees after distribution as well as documentation of training, follow-up and customer complaint reporting. Design control was implemented by the FDA in 1998 as part of the QSR Quality Systems Requirements.

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

In 1998, the European Union ("EU") determined that marketing or selling any medical product or devices with the European community required a CE Mark. The Company has complied with the EU standards and has received the CE Mark for all our Intense Light and Laser Systems.

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

EMPLOYEES

As of December 31, 2000, the Company and its subsidiaries had 765 full-time employees. In Israel there were 320 employees, in the United States 228 employees, in Europe 179 employees and in Asia 38 employees.

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

Within the EU, there has been an evolution toward a single market for which the Economic and Monetary Union ("EMU"), including the adoption of the Euro as a single currency, marks an important step. The Company has recognized the strategic significance of this development and has adopted the Euro in the beginning of year 2000 for use in EMU markets. The Company is continually seeking to take advantage of these opportunities to improve the efficiency and productivity of its EU operations.

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

Despite the progress towards peace between Israel, its Arab neighbors and the Palestinians, certain countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company does not believe that the boycott has had a material adverse effect on the Company. However, a prolonged continuation of the recent resultant increase in hostilities in the region could lead to increased boycotts, further, restrictive laws, policies or practices directed towards Israel or Israeli businesses and such could have a material adverse impact on the expansion of the Company's business. Generally, all male adult citizens and permanent residents of Israel under the age of 48 are obligated, unless exempt, to perform up to 45 days, or longer under certain circumstances, of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at anytime under emergency circumstances. Currently, some of our senior officers and key employees are obligated to perform annual reserve duty. While we have operated effectively under these requirements since we began operations, no assessment can be made as to the full impact of such requirements on our workforce or business if conditions should change, and no prediction can be made as to the effect on us of any expansion or reduction of such obligations, particularly if emergency circumstances occur.

ECONOMIC CONDITIONS

Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. The Israeli government has, for these and other reasons, intervened in various sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and foreign currency exchange rates. Until May 1998, Israel imposed restrictions on transactions in foreign currency. These restrictions affected our operations in various ways, and also affected the right of non-residents of Israel to convert into foreign currency amounts they received in Israeli currency, such as the proceeds of a judgment enforced in Israel. Despite these restrictions, foreign investors who purchased shares with foreign currency were able to repatriate in foreign currency both dividends (after deduction of withholding tax) and the proceeds from the sale of the shares. In 1998, the Israeli currency control regulations were liberalized significantly, as a result of which Israeli residents generally may freely deal in foreign currency and non-residents of Israel generally may freely purchase and sell Israeli currency and assets. There are currently no Israeli currency control restrictions on remittances of dividends on the ordinary shares or the proceeds from the sale of the ordinary shares; however, legislation remains in effect pursuant to which currency controls can be imposed by administrative action at any time. In addition, Israeli residents are required to file reports pertaining to certain types of actions or transactions.

The Israeli Government's monetary policy contributed to relative price and exchange rate stability in recent years, despite fluctuating rates of economic growth and a high rate of unemployment. There can be no assurances that the Israeli Government will be successful in its attempts to keep prices and exchange rates stable.

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

ITEM 2.  PROPERTIES.

The Company's principal executive offices and principal engineering, development, manufacturing, shipping and service operations are located in a facility occupying an aggregate of approximately 68,000 square feet in Yokneam, Israel. In March 1996, the Company signed a ten-year lease on the facility in Yokneam from a non-affiliated lessor with annual lease payments of approximately $150,000 payable in NIS linked to the Israeli CPI. In March 1998, the Company signed an additional ten-year lease on a new facility in Yokneam occupying an aggregate of approximately 38,000 square feet.

The Company also leases approximately 26,000 square feet at the Atidim Science-Based Industrial Park, Neve Sharett, Tel Aviv, Israel which is primarily utilized for research and development operations. The term of the lease is for a period of four years ending November 30, 2004, with an option to extend the lease for an additional five years thereafter.

As part of the 1999 restructuring, the Company had consolidated most of the manufacturing activities which were conducted at the Tel-Aviv facilities to the Company's Yokneam headquarters. In addition, the Company's research and development activities were reorganized so that most of the research and development activity for aesthetic/cosmetic lasers and IPL products is conducted in Yokneam and most of the research and development activity for medical/surgical and disposable products activity is conducted in Tel-Aviv.

In addition, the Company, through its subsidiaries, maintains the following premises:

ISRAEL

OpusDent Ltd. Manufacturing, operations, administrative and research and development facilities are located in Netanya, Israel.

UNITED STATES

ESC Medical Systems, Inc. Marketing and sales operations are located in a facility in Norwood, Massachusetts.

Luxar Corporation. Manufacturing, operations, administrative and research and development facilities are located in Bothell, Washington.

EUROPE

Sharplan Lasers UK Limited. Operations are conducted from an office in London, England.

ESC Medizintechnik Vertriebs GmbH. Operations are conducted from an office in Munich, Germany.

OpusDent GmbH. Operations are conducted from an office in Munich, Germany.

OpusDent Limited. Operations are conducted from an office in London, England and Paris, France..

Spectron Laser Systems Limited. Operations are conducted from a facility in Rugby, England.

ESC Medical Systems (Italy) Srl. Operations are conducted from an office in Rome, Italy.

ESC Medical Systems (France) SARL. Operations are conducted from an office in Paris, France.

JAPAN

ESC Sharplan Co. Ltd. Operations are conducted from an office in Tokyo, Japan.

LEASE COMMITMENTS

The Company also operates sales offices and research and development and manufacturing facilities in the United States, the United Kingdom, Italy, Germany, Japan and France. Aggregate rental expense for the years 1997, 1998, 1999 and 2000 amounted to $2,626,000, $3,423,000, $3,729,000 and
$2,359,000, respectively.

Future minimum annual lease payments for operating leases are as follows:


                  Year                           Lease Payment
                  ----                           -------------

                  2001                             $3,533,000
                  2002                             $3,335,000
                  2003                             $2,226,000
                  2004                             $1,946,000
                  2005                             $1,291,000

In connection with the Company's restructuring and the consolidation of its facilities in 1999, $3,484,000 of the above amounts have been accrued and included in restructuring costs for the year ended December 31, 1999. As of December 31, 2000, the accrued liabilities balance is $1,303,000.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

The Company has been named in a number of purported class action securities lawsuits filed in the fall of 1998 that have been consolidated in the Untied States District Court for the Southern District of New York. The consolidated action is captioned In Re ESC Medical Systems Ltd. Securities Litigation, 98 Civ. 7530 (NRB). On July 9, 1999, a consolidated amended complaint was filed naming the company, Salomon Smith Barney Inc., and several additional current and former directors and officers as defendants. The consolidated amended complaint seeks damages and attorneys fees under the United States securities laws for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998 and or alleged "tipping" of non-public information to Salomon Smith Barney Inc. in September 1998. On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. On August 31, 2000 the Court entered an order dismissing the claim against the Laser Industries director and officer defendants and denying the remaining dismissal counts. The parties have entered into a scheduling order and have commenced discovery. The Company's insurance carrier has agreed to assume the defense of the action under a reservation of rights. In January 2001, the Court ordered all parties, together with their insurance carriers, to participate in non-binding mediation and has stayed the discovery process pending the outcome of such mediation.

On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments, Light age's principal contentions are that the Alexandrite laser is based on technology developed by Light Age and is competing with Light Age's Alexandrite laser, in breach of the Company's non-disclosure and non-compete undertakings in a supply agreement with Light Age. In addition, Light Age is seeking a permanent injunction against the Company engaging in such activities. The Tel-Aviv Court denied Light Age's request for an ex-parte injunction and ordered that a hearing be held with both parties present. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The parties have since agreed to submit their dispute for arbitration. Accordingly, the parties field a motion to stay the proceedings, which was granted by the Tel Aviv Court on October 14, 1999.

On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as beach of contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 199, Light age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999, the Company and the three affiliated entities field a response to Light age's demand. An arbitration panel has been appointed, discovery is ongoing, and hearings on the merits have been scheduled for Summer 2001.

In addition to the foregoing proceedings, the Company is a party in certain actions in various countries in which the Company sells its products in which plaintiffs have alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. The largest single such case presently pending against the Company is a cased filed by H.K. Hashalom Medical Centers Ltd. in Tel-Aviv District Court against the Company and Dr. Shimon Eckhouse in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of NIS10,000,000 (approximately $2.5 million at current exchange rates), but has reserved the right to increase such amount as well as to request a declaratory judgment that, among other things, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. At a pre-trial hearing, the Court advised the parties to resolve the dispute through mediation which has since commenced. The parties' third mediation hearing is to be held on April 12, 2001.

Apart from H.K. Hashalom's action, management believes that none of the other of these types of cases that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such other proceedings could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

Finally, the Company also is a defendant in various product liability lawsuits in which the Company's products are alleged to have caused personal injury to certain individuals who have underwent treatments using the Company's products. The Company maintains insurance against these types of claims and believes that these claims individually or in the aggregate are not likely to have a material adverse impact on the business, financial condition or operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

At the Company's next Annual General Meeting of Shareholders, the Company intends to ask its shareholders to approve the change of the name of the Company from ESC Medical Systems, Ltd. to Lumenis, Ltd. Management believes that this name change will symbolize the joining of forces between ESC and Coherent. Lumenis is derived from lumen, the Latin word for light. It is management's intent that this new image for a new identity will give shareholders, employees and customers alike an equal sense of belonging, enabling all to feel part of a new company, which possesses the finest attributes of both companies.

In addition, in connection with the financing of the acquisition of CMG, the Company intends to ask its shareholders to approve the granting to certain lending banks warrants to purchase ordinary shares of the Company in accordance with the terms of their commitment letters.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

The Ordinary Shares of the Company were listed on the Nasdaq National Market ("Nasdaq") under the symbol ESCMF with the commencement of the Company's IPO on January 24, 1996. The Company began trading on September 17,1999 under the new ticker symbol, "ESCM".

The ticker symbol was changed as a result of ESC's new reporting status under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of June 23, 1999, ESC is no longer considered a "foreign private issuer" under the Exchange Act. Rather, the Company started to report under disclosure obligations applicable to United States issuers, which are broader than the obligations applicable to foreign private issuers which ESC was subject to prior to June 23, 1999.

Following the approval of the new name, Lumenis, the company intends to change its ticker symbol.

As of March 17, 2000, there were 340 shareholders of record of the Company.

The prices set forth below are high and low closing sale prices for the Ordinary Shares of the Company as reported by the Nasdaq for the period indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

----------------------------------------------------------------------------
1999                                       High            Low
First Quarter                              $11.56          $4.84
Second Quarter                             $ 6.81          $5.50
Third Quarter                              $ 6.47          $3.78
Fourth Quarter                             $ 9.56          $4.13
----------------------------------------------------------------------------


----------------------------------------------------------------------------
2000                                       High            Low
First Quarter                              $17.50          $ 8.06
Second Quarter                             $16.38          $ 8.13
Third Quarter                              $19.64          $15.53
Fourth Quarter                             $18.44          $12.06
----------------------------------------------------------------------------

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

Dividends paid out of income derived from the Approved Enterprise is subject to a 15% withholding tax. Approved Enterprises may receive exemption from Israeli tax for up to ten years (see "Effective Corporate Tax Rate" herein). Should dividends be paid out of income earned by the Company from an Approved Enterprise during the period of the tax holiday, such income will be subject to tax at the rate of up to 25%. The Company does not anticipate paying dividends from income derived from the Approved Enterprise and any such earnings distributed upon dissolution will not subject the Company to income taxes.

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



                                                              FOR THE YEAR ENDED DECEMBER 31,

                                            2000            1999           1998         1997 (*)        1996(*)
                                                                                       (RESTATED)      (RESTATED)
                                        -------------- --------------- -------------- -------------- ---------------
                                                         In thousands of US$ except for share data
Revenues
   Net Sales                                 $161,625       $ 142,151      $ 225,206      $ 193,983       $ 119,578
   Other Revenues                                                                  -          2,100               -
                                              161,625         142,151        225,206        196,083         119,578
Cost of Sales                                  66,448          96,474         78,585         65,068          37,264
Gross Profit                                   95,177          45,677        146,621        131,015          82,314
Operating Expenses
Research and Development,                      11,887          14,725         18,480         17,371           9,835
  Net
Selling,  Marketing and administrative         62,479         104,231         91,549         71,968          46,935
  expenses
Restructuring costs                                 -          20,530              -              -               -
Settlement of litigations                           -          23,780              -              -               -
Impairment of intangible and tangible               -          17,616              -              -               -
  assets
Acquired research and development                   -               -          2,451         11,912           3,500

Other                                               -           4,987              -              -               -
Total Operating Expenses                       74,366         185,869        112,480        101,251          60,270
Other Operating income                          1,450
         Operating Income (loss)               22,261        (140,192)        34,141         29,764          22,044
Other income                                      599
Financing Income (expenses), Net               (4,470)         (3,865)         1,211          1,409           1,608
                                               18,390        (144,057)        35,352         31,173          23,652
Nonrecurring Expenses                               -               -         28,951          4,650               -
Income (loss) Before Income Taxes              18,390        (144,057)         6,401         26,523          23,652

Taxes on Income                                   280           4,079          2,201          4,429             308
Net Income (loss) after income taxes         $ 18,110       $(148,136)       $ 4,200       $ 22,094        $ 23,344
Company's    share   on    losses   of          1,120             626            200
  affiliates
Net Income (loss) before                       16,990        (148,762)         4,000         22,094          23,344
  extraordinary items
Extraordinary gain on purchase of
  Company's Subordinated                          292           7,974              -              -               -
  Convertible Notes

Net income (loss) for the year                 17,282       $(140,788)       $ 4,000       $ 22,094        $ 23,344

Earning (loss) Per Share
   Basic
     Income (loss) before                      $ 0.67        $  (5.79)       $  0.15        $  0.86         $  1.00
     extraordinary items

     Extraordinary gain                          0.01            0.31              -              -               -

     Net earnings (loss) per share               0.68        $  (5.48)       $  0.15        $  0.86         $  1.00

   Diluted
     Income (loss) before                        0.60        $  (5.79)       $  0.15        $  0.86         $  1.00

     extraordinary items

     Extraordinary gain                          0.01            0.31              -              -               -

     Net earnings (loss) per share               0.61        $  (5.48)       $  0.15        $  0.86         $  1.00

Weighted Average Number Of
  Shares
   Basic                                       25,354          25,674         26,027         25,604          23,445

   Diluted                                     28,217          25,674         27,381         27,194          25,568

--------------------------------------------------------------------------------------------------------------------
(*)      Relates to the restatement as a result of the mergers with Laser Industries Ltd. and Luxar Corporation.
--------------------------------------------------------------------------------------------------------------------


BALANCE SHEET DATA:
                                                              For the year ended December 31,

                                            2000            1999           1998         1997 (*)        1996(*)
                                                                                       (RESTATED)      (RESTATED)
                                        -------------- --------------- -------------- -------------- ---------------
                                                                   (In thousands of US$)
Cash and cash equivalents                      43,396         $24,524        $42,950        $54,616         $49,280
Total assets                                  180,529        $174,907       $327,666       $335,646        $142,218
Long-term debt                                 93,930         $96,691       $116,306       $127,427          $4,272
Retained earning (deficit)                   (96,693)      $(113,975)        $26,813        $22,813          $(144)
Shareholders' equity                           27,863          $5,943       $155,508       $150,004        $110,834

--------------------------------------------------------------------------------------------------------------------
(*)      Relates to the restatement as a result of the mergers with Laser Industries Ltd. and Luxar Corporation.
--------------------------------------------------------------------------------------------------------------------



ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

ESC is a world leader in the design, manufacture, marketing and servicing of a broad range of medical devices that incorporate proprietary IPL technology, state of the art lasers and accessories as well as other technologies. The Company's systems incorporate these technologies for applications in aesthetic dermatology, plastic and reconstructive surgery, ear, nose and throat procedures and oral and dental surgery, among others. The Company's systems are designed for use in a variety of medical environments, ranging from physicians' offices to acute care hospitals.

Starting in 2000, the Company organized itself into three business units - one unit consisting of three geographical sub-units serving the aesthetic and surgical market, one unit serving the dental market and one unit serving the industrial market.

As of December 31, 2000, most of the restructuring plan initiated in September 1999 was implemented. Certain remaining cost savings measures are still planned.

In this Report, unless the context otherwise requires, all references to the "Company" are to ESC and its direct and indirect wholly-owned subsidiaries.

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999
-----------------------------------------------------------------------
(In thousands of dollars)

NET SALES. The Company's net sales increased by 14% to approximately $161,625 in 2000 compared to approximately $142,151 in 1999. The increase in sales is attributable to an increase in unit sales and sale of services.

GROSS PROFIT. Gross profit increased to approximately $95,177 in 2000 from approximately $45,677 in 1999. Excluding the write-off of inventory and other reserves mainly relating to restructuring, gross profit for the year 1999 was $75,727. As a percentage of sales, the gross profit was 59% in 2000 compared to 53% in 1999, excluding the write off of inventory and other reserves.

The significant increase in gross profit is due to the increase in sales, reduction in overhead cost and an improvement in the product mix.

RESEARCH AND DEVELOPMENT COSTS, NET. Net research and development costs in 2000 decreased by 19% to approximately $11,887 from approximately $14,725 in 1999. As a percentage of sales, research and development costs were 7% in 2000 as compared to 10% in 1999. The decrease in research and development costs, net is due to a reduction in overhead costs, significantly lower material consumption and cost savings implemented during 1999, including the elimination of certain uneconomical projects. Research and development expenses are net of the participation of the Office of the Chief Scientist in Israel.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Selling, marketing and administrative expenses decreased by 40% to approximately $62,479 in 2000 from approximately $104,231 in 1999. As a percentage of sales, selling, marketing and administrative expenses were 39% in 2000 compared to 73% in 1999. Selling, marketing and administrative expenses for 1999 included bad debt charges of $13,430, restructuring charges of $4,800 and litigation expenses of $4,400 which were not part of the legal settlements which were recorded in settlement of litigations described below.

Excluding write-offs relating to the restructuring, bad debts and litigation expenses in 1999, selling, marketing and administrative expense were $81,601. As a percentage of sales, selling, marketing and administrative expenses in 2000 were 39% compared to 57% in 1999, excluding write-offs and litigation expense.

The decrease in 2000 is attributable to the reduction in selling and marketing costs, mainly in the United States, as a result of the restructuring plan adopted during 1999 and the decrease in general and administrative expenses mainly attributable to a decrease in bad debts reserves and a significant reduction in legal costs.

RESTRUCTURING COSTS. In 1999, the Company developed and started the implementation of a restructuring plan. The majority of the restructuring charge was attributable to the Company's divisions in the United States. The restructuring program provides for a reduction of approximately 200 employees.

SETTLEMENT OF LITIGATIONS. During 1999, the Company had made several legal settlements mainly related to the Reliant and LPG lawsuits. The total amounts for the legal settlements was $23,780, which includes both settlement fees and related legal fees incurred by the Company (see Item 3- "Legal Proceedings" above).

WRITE-OFF OF INTANGIBLE AND TANGIBLE ASSETS. During 1999, the Company wrote-off intangible assets for the amount of $16,049 which mainly related to goodwill from acquisitions and acquired technology in prior years. In addition, the Company wrote-off tangible assets in the amount of $1,567 that related to the restructuring plan adopted during 1999.

OTHER EXPENSES. For the year ended December 31, 1999, other expenses were $4,987 comprised mainly of fees to the McKinsey & Co., work on the restructuring plan and $3,575 of expenses incurred during 1999 in connection with the election contest relating to the Company's June 23, 1999 combined annual and extraordinary general meeting of shareholders.

OTHER OPERATING INCOME. Other operating income in 2000 includes the profit from sale of operation of a unit in our industrial division, Applied Optronics Corporation in the United States.

OPERATING INCOME (LOSS). For the year 2000, operating profit was $22,261, representing 14% of sales compared to operating loss of $140,192 for 1999.

The improvement in operating result is due to the adoption of the restructuring plan, mainly designed to align the Company's cost structure with its revenue, the increase in sales and improvement in gross margins and the sale of Applied Optronics Corporation.

OTHER INCOME. Other income of $599 in 2000 includes profits due to dilution of the Company's interests in one of its high-tech ventures, Galil Medical Ltd.

FINANCING INCOME (EXPENSE), NET. For the year ended December 31, 2000, financing expenses were approximately $4,470 compared to financing expenses of $3,865 in 1999. Financing expense increased mainly due to lower cash available.

TAXES ON INCOME. Taxes on income were approximately $280 for the year ended December 31, 2000 compared to approximately $4,079 for the year ended December 31, 1999. In 1999, the Company wrote off deferred tax assets of approximately $ 3,300 which is reflected as tax expense in the period. Because most of the Company's income in Israel is presently exempt from income taxes, the Israeli statutory tax rate for the purposes of the reconciliation of the reported tax expense is approximately zero. Additionally, the Company has over $100 million of net operating losses, mostly in the United States and Israel. Income tax expense in the financial statements relates primarily to the income taxes of non-Israeli subsidiaries.

COMPANY'S SHARE ON LOSSES OF AFFILIATES. Company's Share on Losses of Affiliates in 2000 was $1,120 compared to $626 in 1999.

EXTRAORDINARY GAIN ON PURCHASE OF THE COMPANY'S SUBORDINATED CONVERTIBLE NOTES. Extraordinary gain on the purchase of the Company's convertible notes was $292 compared to $7,974 in 1999. The decrease is due to the purchase of fewer of the Company's convertible notes.

NET INCOME. As a result of the foregoing factors, the Company's net income in 2000 was $17,282 compared to net loss of $140,788 in 1999.

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

RESEARCH AND DEVELOPMENT COSTS, NET. Net research and development costs in 1999 decreased by 18% to approximately $14,725 from approximately $18,480 in 1998. As a percentage of sales, research and development costs were 10% in 1999 as compared to 8% in 1998. The decrease in research and development costs net is due to a reduction in staff and lower material consumption. Research and development expenses are net of the participation of the Office of the Chief Scientist in Israel.

SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Selling, marketing and administrative expenses increased by 14% to approximately $104,231 in 1999 from approximately $91,549 in 1998. As a percentage of sales, selling, marketing and administrative expenses were 73% in 1999 compared to 41% in 1998.

The increase in selling, marketing and administrative expenses as a percentage of sales was mainly due to the lower level of sales in 1999.

Increased selling, marketing and administrative expenses in 1999 were primarily attributed to the expansion and reorganization of the Company's selling efforts in the United States. Selling, marketing and administrative expenses include: $4,800 which related to the restructuring plan adopted in 1999, bad debt charges of $13,430 and litigation expenses of $4,400 which were not part of the legal settlements which were recorded in settlement of litigations described below.

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

WRITE-OFF OF INTANGIBLE AND TANGIBLE ASSETS. During 1999, the Company wrote-off intangible assets for the amount of $16,049 which mainly related to goodwill from acquisitions and acquired technology in prior years. In addition, the Company wrote-off tangible assets in the amount of $1,567 that related to the restructuring plan adopted during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of December 31, 2000, the Company had cash and cash equivalents of $43,396 compared to $24,524 on December 31, 1999. The increase of $18,872 is mainly attributable to:

OPERATING ACTIVITIES

In 2000, cash used by operating activities was approximately $27,338. The primary cash used in the Company's operating activities was approximately $10,775 for payment of legal settlements, approximately $5,969 for payments in respect of restructuring, negative change in current working capital of approximately $30,507 mainly due to an increase of $15,708 in inventories, decrease of 2,320 in accounts payable and accrued expenses and an increase of $11,137 in trade receivables all offset by the profit in 2000. The increase of inventories is due to preparation for a continuous increase in sales and the manufacture of hair removal machines for the aculight program. Under the aculight program, machines owned by the Company are placed with operators who are charged per usage fees. Nevertheless aggressive program has been initiated to reduce inventory levels.

INVESTING ACTIVITIES

In 2000, cash provided by investing activities was approximately $38,568. The primary changes in the Company's investing activities were the maturity of $43,718 in short-term investments which was partially used in operating activities, use of cash of approximately $4,652 to purchase fixed assets, proceeds of approximately $700 from sales of fixed assets, a $1,250 investment representing approximately 20% control of the voting power in a company, $700 investment in Galil Medical Systems Ltd. and a $814 in proceeds from sale of a unit in our industrial division.

FINANCING ACTIVITIES

In 2000, cash provided by financing activities was $7,642. The primary financing activities of the Company included the repurchase of the Company's subordinated convertible notes for $873, proceeds from the exercise of options of $4,140 and a short term loan of $4,399.

ESC has executed commitment letters with two leading Israeli banks to finance the transaction to acquire the operations of CMG. In accordance with the commitment letters, ESC will be provided with up to $242 million in financing to consist of a $100 million six-year term loan to fund the cash portion of the transaction, a $50 million revolver to fund ongoing working capital needs, and draw down rights of up to $92 million to refinance the outstanding subordinated convertible notes upon maturity. The draw down rights are subject to certain operational and indebtedness milestones.

The Company believes that internally generated funds, together with available cash, together with the expected loans mainly for the financing the assets purchased from Coherent and draw down rights will suffice over at least the next 12 months to meet its present anticipated day-to-day operating expenses, materials, commitments, working capital and capital expenditure requirements.

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

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) uncertainty of market acceptance of the Company's products; (2) uncertainties with respect to obtaining regulatory approvals for new products or for the sale of existing products in new markets; (3) uncertainties associated with the enforcement of intellectual property rights by the Company and others; (4) limited number of customers for the Company's products; (5) risks of downturns in economic conditions generally, and in the health care industry specifically; (6) risks associated with competition and competitive pricing pressures; (7) the occurrence of unanticipated events and circumstances; (8) the inability of the Company to integrate successfully its operations with those of CMG (or any other business which the Company may agree to acquire) and thereby achieve anticipated cost savings and other synergies and be in a position to take advantage of potential opportunities for growth; and (9) other risks described in the Company's filings with the Securities and Exchange Commission.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.   Financial Statements

                                                                          Page

     Independent Auditors' Reports................................  F-2 to F-3
     Consolidated Financial Statements:
        Consolidated Balance Sheets...............................      F-4
        Consolidated Statements of Operations.....................      F-5
        Consolidated Statements of Changes in Shareholders'
         Equity..................................................       F-6
        Consolidated Statements of Cash Flows.....................  F-7 to F-8
     Notes to Consolidated Financial Statements...................  F-9 to F-31

2.   Financial Statements Schedule

     Schedule II - Valuation and Qualifying Accounts..............      F-32



3.       Exhibits

                      EXHIBIT
NUMBER                DESCRIPTION

2.1              Asset Purchase Agreement, dated as of February 25, 2001,
                 between ESC Medical Systems Ltd. ("ESC"), Energy Systems
                 Holdings Inc. and Coherent, Inc. *S
3.1              Memorandum of Association (English translation)*A
3.2              Articles of Association *A
3.3 (4.2)        Articles of Association as amended September 5, 1996 *E
4.1              Specimen Certificate for Ordinary Shares *B
4.2              Luxar Corporation 1988 Stock Bonus and Option Plan *G, *M
4.3              Luxar Corporation 1994 Stock Option Plan *G, *M
4.4              Luxar Corporation 1995 Stock Option Plan *G,*M
4.5 (4.1)        Indenture, dated September 10, 1997, between ESC and
                 United States Trust Company of New York *H
4.6 (4.3)        Specimen of Notes *H (included in Exhibit 4.1 from same
                 filing)
4.7 (4.2)        Laser Industries Limited 1988 Share Option Plan *I, *M
4.8 (4.3)        Laser Industries Limited 1990 Share Option Plan *I, *M
4.9 (4.4)        Laser Industries Limited 1991 Share Option Plan *I, *M
4.10 (4.5)       Laser Industries Limited 1994 Share Option Plan *I, *M
4.11 (4.6)       Laser Industries Limited 1995 Share Option Plan *I, *M
4.12 (4.7)       Laser Industries Limited 1996 Share Option Plan *I, *M
4.13 (4.8)       Laser Industries Limited 1997 Share Option Plan *I, *M
10.1             Preferred Shares Purchase Agreement, dated April 16, 1992, among ESC, the Founders and the Investors *B
10.2             Share Purchase and Warrant Agreement, dated May 24, 1993,
                 among ESC, the Founders and the Investors *B
10.3             Share Purchase and Warrant Agreement, dated February 20,
                 1994, among ESC, the Founders, the Investors and Nitzanim
                 *B
10.4             Personal Employment Agreement between ESC and Eli Talmor,
                 dated August 2, 1995 *B, *M
10.5             1993 Stock Option Plan, as amended *B, *M
10.6             1995 Section 102 Stock Option/Stock Purchase Plan *B, *M
10.7             Form of Stock Option Plan Restricted Stock Option
                 Agreement *B, *M
10.8             Form of Stock Option Plan Incentive Stock Option Agreement
                 *B, *M
10.9             Form of Section 102 Stock Option/Stock Purchase Plan
                 Restricted Stock Option Agreement *B, *M
10.10            Share Purchase Agreement, dated August 2, 1995 between ESC and Technion Entrepreneurial Incubator Company Ltd.
                 ("TEIC") *B
10.11            Form of Stock Sale Agreement dated August 7, 1995 between
                 ESC and individual shareholders of Medic Lightech Ltd.
                 (English translation)*B
10.12            Agreement dated August 2, 1995 between ESC, Eli Talmor and
                 Medic Lightech Ltd. *B
10.13            Agreement dated August 2, 1995 between ESC, Eli Talmor,
                 TEIC and Medic Lightech Ltd. *B
10.14            Letter dated February 27, 1994 from the Technion Research
                 Development Foundation Ltd. ("Technion") to Medic Lightech
                 Ltd. (English translation) *B
10.15            Assignment of U.S. Patent Application No. 974,619 (Patent
                 No. 5,344,434) by Technion to Dimotech Ltd. dated March
                 13, 1994 *B
10.16            Assignment of U.S. Patent Application No. 974,619 (Patent
                 No. 5,344,434) by Technion to Dimotech Ltd. and Eli Talmor
                 dated May 9, 1994 *B
10.17            Letter dated August 2, 1995 from Technion (English
                 translation) *B
10.18            Letter dated November 2, 1995 from Dimotech Ltd. and Eli
                 Talmor to Dr. Shimon Eckhouse (English translation) *B
10.19            Letter dated December 6, 1995 from Dimotech Ltd. to Dr.
                 Shimon Eckhouse (English translation) *B
10.20            Letter dated December 6, 1995 from Technion to ESC *B
10.21            Letter dated December 7, 1995 from Eli Talmor to Dr.
                 Shimon Eckhouse (English translation) *B
10.22            Assignment of PhotoDerm Patent (U.S. Patent No. 5,405,368)
                 to ESC by Dr. Shimon Eckhouse dated October 16, 1992 *B
10.23            Form of Standard Confidential Disclosure Agreement *B
                 Confidentiality Agreement dated November 12, 1992 between
                 ESC and Andrie Katz *B
10.25            Letter of Intent between ESC and L.B.T. Ltd. dated May 22,
                 1996 *C
10.26 (10.1)     Employment Agreement, dated May 1, 1999, between ESC, ESC
                 Medical Systems Inc. and Louis Scafuri *J, *M
10.27 (10.2)     Stock Option Agreement, dated June 18, 1999, between ESC
                 and Louis Scafuri *J, *M
10.28 (10.3)     Letter of Agreement, dated June 23, 1999, from Messrs.
                 Genger and Gottstein to ESC *J
10.29 (10.1)     Employment Agreement, dated as of June 29, 1999, between
                 ESC and Yacha Sutton *K, *M
10.30            Purchase Agreement concerning the Purchase by ESC of
                 Certain Assets of Ballard Purchase Corporation, effective
                 September 10, 1998 *N
10.31            Lease Agreement between Scan Group Yokneam Ltd. and ESC
                 (English Translation) *N
10.32            Lease Agreement between Marion Laznik Industrial Buildings
                 Ltd. and ESC *N
10.33            Employment Agreement, dated as of October 1, 1996, between
                 ESC and Shimon Eckhouse *M, *N
10.34            Employment Agreement, dated as of January 15, 1999, between
                 ESC Japan Company, Ltd. and Alon Maor *M, *N
10.35            Amendment to Employment Agreement, dated November 12, 1999, between ESC Medizintechnik Vetriehs GmbH and
                 Hans Edel *M, *N
10.36            Agreement, dated as of July 15, 1999, between ESC and Sagi
                 Genger *M, *O
10.37            Agreement, dated as of March 31, 2000, between ESC and
                 Yacha Sutton *M, *O
10.38            Letter of Change in Prof. Jacob A. Frenkel Stock Option
                 Plan, dated September 7, 2000 *M, *Q
10.39            Agreement, dated as of January 1, 2000, between ESC and
                 Alon Maor *M, *P
10.40            New Employment Terms, dated May 17, 2000, between ESC and
                 Louis Scafuri *M, *P
10.41            Engagement Letter between Baader Wertpapierhandelsbank AG,
                 ESC and OpusDent Ltd., dated December 13, 2000 *S
16 (16)          Letter, dated February 28, 2000, from Luboshitz Kasierer
                 to the Securities Exchange Commission *L
21               List of Subsidiaries *N
23.1             Consent of Brightman Almagor & Co. *S
23.2             Consent of Luboshitz Kasierer *S
25.1             Form T-1 Statement of Eligibility and Qualification under
                 the Trust Indenture Act of 1939, as amended, of United
                 States Trust Company of New York, as Trustee under the
                 Indenture *H

         Note: Parenthetical references following the Exhibit Number of each document relate to the exhibit number under which such exhibit was initially filed.

*A Incorporated by reference to Registration Statement on Form F-1, File #33-80199; filed on December 8, 1995.
*B Incorporated by reference to Amendment No. 2 to Registration Statement on Form F-1, File #33-80199, filed on January 19, 1996.
*C Incorporated by reference to Registration Statement on Form F-1, File #333-4886, filed on May 28, 1996
*D Incorporated by reference to Registration Statement on Form F-1, File #333-4886, filed on June 25, 1996
*E Incorporated by reference to Registration Statement on Form S-8, File #333-5898, filed on October 31, 1996
*F Incorporated by reference to Registration Statement on Form F-3, File #333-6610, filed on March 12, 1997
*G Incorporated by reference to Registration Statement on Form S-8, File #333-6774, filed on April 11, 1997
*H Incorporated by reference to Registration Statement on Form F-3, File #333-8056, filed on December 9, 1997
*I Incorporated by reference to Registration Statement on Form S-8, File #333-8352, filed on February 13, 1998
*J Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File #0-13012, filed on August 13, 1999
*K Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, File #0-13012, filed on November 15, 1999
*L Incorporated by reference to Current Report on Form 8-K/A, filed on February 29, 2000
*M       Management contract or compensatory plan or arrangement
*N Incorporated by reference to Annual Statement on Form 10-K for the fiscal year ended December 31, 1999, File #0-13012, filed on
         March 30, 2000
*O Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2000, File #0-13012, filed on May 15, 2000
*P Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File #0-13012, filed on August 14, 2000
*Q Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File #0-13012, filed on November 15, 2000
*R Incorporated by reference to Current Report on Form 8-K, filed on March 20, 2001
*S       Filed herewith


                          ESC MEDICAL SYSTEMS LTD.
                        ---------------------------
                     CONSOLIDATED FINANCIAL STATEMENTS


                          ESC MEDICAL SYSTEMS LTD.
                 ----------------------------------------


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                   PAGE

INDEPENDENT AUDITORS' REPORTS                                    F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets
    as of December 31, 2000 and 1999                                F-4

  Consolidated Statements of Operations
    for the years ended December 31, 2000, 1999 and 1998            F-5

  Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 31, 2000, 1999 and 1998            F-6

  Consolidated Statements of Cash Flows
    for the years ended December 31, 2000, 1999 and 1998         F-7 - F-8

  Notes to the Consolidated Financial Statements                F-9 - F-30





                                # # # # # #



Brightman Almagor
1 Azrieli Center
Tel Aviv 67021
P.O.B. 16593, Tel Aviv 61164
Israel

Tel: +972 (3) 6085555                                         Deloitte
Fax: +972 (3) 6094022                                         & Touche
info@deloitte.co.il                                           Brightman Almagor
www.deloitte.co.il



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ESC Medical Systems Ltd.


We have audited the accompanying consolidated balance sheets of ESC Medical Systems Ltd. (the "Company") and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations, changes in shareholders' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu
Tel Aviv, Israel
March 30, 2001


---------
Deloitte                Tel Aviv       Jerusalem           Haifa          Eilat
Touche
Tohmatsu
---------



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
ESC Medical Systems Ltd.

We have audited the consolidated statements of operations, changes in shareholders' equity and cash flows of ESC Medical Systems Ltd. (an Israeli Corporation) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations, changes in shareholders equity and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.





                                    LUBOSHITZ KASIERER
                              Member Firm of Arthur Andersen

Haifa, Israel
February 10, 1999


(ESC-Opinion)





                          ESC MEDICAL SYSTEMS LTD.
                        CONSOLIDATED BALANCE SHEETS
                      (in thousands except share data)

                                                                                             DECEMBER 31
                                                                                    -----------------------------
                                                                          NOTE           2000             1999
                                                                       ----------     ----------       ----------

CURRENT ASSETS
   Cash and cash equivalents                                                          $   43,396       $   24,524
                                                                                             123           43,841
   Short-term investments                                                  4              54,156           43,360
   Trade receivables, net                                                  5               6,949            5,852
   Prepaid expenses and other receivables                                  6              55,224           39,516
                                                                                      ----------       ----------
   Inventories                                                                           159,848          157,093
                                                                                      ----------       ----------

LONG-TERM INVESTMENTS
   Bank deposits and securities                                                              941              879
   Trade receivables                                                                         341                -
   Other                                                                                   6,993            5,566

FIXED ASSETS                                                               7               7,517            6,549

OTHER ASSETS                                                               8               4,889            4,820
                                                                                      ----------       ----------
     Total assets                                                                     $  180,529       $  174,907
                                                                                      ==========       ==========

CURRENT LIABILITIES
   Short-term debt and current maturities of long-term loans                           $   4,420       $       21
   Accounts payable and accrued expenses                                   9              54,316           72,252
                                                                                      ----------       ----------
                                                                                          58,736           72,273
                                                                                      ----------       ----------
LONG-TERM LIABILITIES
   Bank loans                                                                                 18               42
   Restructuring accrual                                                   3                 963            2,472
   Accrued severance pay                                                   10              1,162            1,248
   Convertible subordinated notes                                          11             91,787           92,929
                                                                                      ----------       ----------
                                                                                          93,930           96,691
                                                                                      ----------       ----------
     Total liabilities                                                                   152,666          168,964
                                                                                      ----------       ----------

COMMITMENTS AND CONTINGENT LIABILITIES                                     12

SHAREHOLDERS' EQUITY                                                       13
   Ordinary shares of NIS 0.1 par value:
   Authorized - 50,000,000 shares;
   Issued and  outstanding - 27,629,017 shares and 27,579,020 shares
   as of December 31, 2000 and 1999, respectively                                            578             577
   Additional paid-in capital                                                            137,033         137,732
   Unearned compensation                                                                    (120)           (117)
   Accumulated deficit                                                                   (96,693)       (113,975)
   Treasury stock, at cost 1,871,684 shares and 2,644,443 shares
     as of December 31, 2000 and 1999, respectively                                      (12,935)        (18,274)
                                                                                      ----------       ----------
     Total shareholders' equity                                                           27,863            5,943
                                                                                      ----------       ----------

     Total liabilities and shareholders' equity                                       $  180,529       $  174,907
                                                                                      ==========       ==========
THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.








                          ESC MEDICAL SYSTEMS LTD.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share data)

                                                                               YEAR ENDED DECEMBER 31
                                                                              -----------------------
                                                          NOTE           2000            1999           1998
                                                       ----------     ----------     ----------       ----------

REVENUES
   Net sales                                                  14      $  161,625      $ 142,151       $ 225,206

COST OF SALES                                                 3           66,448         96,474          78,585
                                                                      ----------     ----------       ----------
       Gross profit                                                       95,177         45,677         146,621
                                                                      ----------     ----------       ----------
OPERATING EXPENSES
   Research and development, net                              15          11,887         14,725          18,480
   Selling, marketing and administrative expenses                         62,479        104,231          91,549
   Restructuring costs                                        3               -          20,530               -
   Settlement of litigations                                  12              -          23,780               -
   Impairment of intangible and tangible assets              7,8              -          17,616               -
   Acquired research and development                          16              -               -           2,451
   Other                                                      17              -           4,987               -
                                                                      ----------     ----------       ----------
       Total operating expenses                                           74,366        185,869         112,480
OTHER OPERATING INCOME                                                     1,450              -               -
                                                                      ----------     ----------       ----------
       Operating income (loss)                                            22,261       (140,192)         34,141
OTHER INCOME                                                                 599              -               -
FINANCING INCOME (EXPENSES), NET                              18          (4,470)        (3,865)          1,211
                                                                      ----------     ----------       ----------
                                                                          18,390       (144,057)         35,352
NONRECURRING EXPENSES                                         3                -              -          28,951
                                                                      ----------     ----------       ----------
       Income (loss) before income taxes                                  18,390       (144,057)          6,401
INCOME TAXES                                                  19             280          4,079           2,201
                                                                      ----------     ----------       ----------
       Income (loss) after income taxes                                   18,110       (148,136)          4,200
COMPANY'S SHARE IN LOSSES OF AFFILIATES                                    1,120            626             200
                                                                      ----------     ----------       ----------
       Net income (loss) before extraordinary items                       16,990       (148,762)          4,000
EXTRAORDINARY GAIN ON PURCHASE OF                             11
    COMPANY'S CONVERTIBLE NOTES                                              292          7,974               -
                                                                      ----------     ----------       ----------
       Net income (loss) for the year                                 $   17,282     $ (140,788)      $   4,000
                                                                      ==========     ==========       ==========
EARNINGS (LOSS) PER SHARE                                     20
   Basic
   Income (loss) before extraordinary item                            $     0.67      $   (5.79)      $    0.15
   Extraordinary gain                                                       0.01           0.31               -
                                                                      ----------     ----------       ----------
          Net earnings (loss) per share                               $     0.68      $   (5.48)      $    0.15
                                                                      ==========     ==========       ==========

   Diluted
   Income (loss) before extraordinary item                            $     0.60      $   (5.79)      $    0.15
   Extraordinary gain                                                       0.01           0.31               -
                                                                      ----------     ----------       ----------
       Net earnings (loss) per share                                  $     0.61      $   (5.48)    $      0.15
                                                                      ==========     ==========       ==========
WEIGHTED AVERAGE NUMBER OF SHARES
   Basic                                                                  25,354         25,674          26,027
                                                                      ==========     ==========       ==========
   Diluted                                                                28,217         25,674          27,381
                                                                      ==========     ==========       ==========

             THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.








                                                         ESC MEDICAL SYSTEMS LTD.
                                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                              (in thousands)



                                                                                       RETAINED
                                                   ADDITIONAL                          EARNINGS
                                       SHARE        PAID IN          UNEARNED        (ACCUMULATED      TREASURY
                                      CAPITAL       CAPITAL        COMPENSATION        DEFICIT)          STOCK          TOTAL
                                    -----------   -----------    ---------------    --------------    -----------     -----------
Balance as of
  January 1, 1998 (restated)          $     525     $ 127,555      $      (565)     $    22,813       $     (324)     $ 150,004
Purchase of treasury stock                                                                                (7,290)        (7,290)
Exercise of options                          28         7,836                                                             7,864
Tax benefit of options
  exercised by employees                                  610                                                               610
Amortization of unearned
  compensation                                                             320                                              320
Net income for the year                                                                   4,000                           4,000
Balance as of                       -----------   -----------    ---------------    --------------    -----------     -----------
  December 31, 1998                         553       136,001             (245)          26,813           (7,614)       155,508
Purchase of treasury stock                                                                               (10,660)       (10,660)
Exercise of options                          24           489                                                               513
Grant of options                                          217                                                               217
Amortization of unearned
  compensation                                                             128                                              128
Gain from decrease in
  holding in an affiliate                               1,025                                                             1,025
Net loss for the year                                                                  (140,788)                       (140,788)
Balance as of                       -----------   -----------    ---------------    --------------    -----------     -----------
  December 31, 1999                         577       137,732             (117)        (113,975)         (18,274)         5,943
Exercise of options                           1        (1,200)                                             5,339          4,140
Unearned compensation                                     120             (120)
Grant of options                                          381                                                               381
Amortization of unearned
  compensation                                                             117                                              117
Net income for the year                                                                  17,282                          17,282
Balance as of                       -----------   -----------    ---------------    --------------    -----------     -----------
  December 31, 2000                  $      578     $ 137,033      $      (120)       $ (96,693)       $ (12,935)    $   27,863
                                    ===========   ===========    ===============    ==============    ===========    ============

             THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.








                          ESC MEDICAL SYSTEMS LTD.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                          2 0 0 0        1 9 9 9        1 9 9 8
                                                                       -----------     ----------   ------------
CASH FLOWS - OPERATING ACTIVITIES
   Net income (loss)                                                     $  17,282    $  (140,788)    $    4,000
   Adjustments  to reconcile  net income  (loss) to net cash used in operating activities -
     Expenses (income) not affecting operating cash flows:
       Deferred income taxes                                                     -          4,093         (1,174)
       Amortization of unearned compensation                                   117            128            320
       Nonrecurring expenses in connection with purchases                        -              -          8,938
       Depreciation and amortization                                         4,153          8,457          8,922
       Gain on purchase of Company's convertible notes                        (292)        (7,974)             -
       Other income                                                           (599)             -              -
       Other operating income                                               (1,450)             -              -
       Restructuring costs                                                       -         45,068              -
       Impairment of intangible and tangible assets                              -         17,616              -
       Company's share on losses of affiliates                               1,120            626            200
       Other                                                                  (413)          (330)           343
        Changes in operating assets and liabilities:
       Decrease (increase) in trade receivables                            (11,137)        30,232        (25,521)
       Decrease (increase) in prepaid expenses and other receivables        (1,347)         2,879            852
       Decrease (increase) in inventories                                  (15,708)         1,946        (21,302)
       Increase (decrease) in accounts payable and accrued expenses        (19,064)         8,139         (3,012)
                                                                       -----------     ----------   -----------
         Net cash used in operating activities                             (27,338)       (29,908)       (27,434)
                                                                       -----------     ----------   -----------
CASH FLOWS - INVESTING ACTIVITIES
   Payment for purchase of businesses, net of cash acquired                      -              -         (2,450)
   Sale of investment                                                            -              -            368
   Purchase of fixed assets                                                 (4,652)        (4,015)        (4,611)
   Sale of subsidiary's operations                                             814              -              -
   Investments in patents and know-how                                           -              -         (5,523)
   Proceeds from investments, net                                           41,706         43,439         39,921
   Proceeds from disposal of fixed assets                                      700              -            141
                                                                       -----------     ----------   -----------
         Net cash provided by investing activities                          38,568         39,424         27,846
                                                                       -----------     ----------   -----------
CASH FLOWS - FINANCING ACTIVITIES
   Purchase of convertible notes                                              (873)       (14,264)             -
   Proceeds from exercise of options                                         4,140            513          7,864
   Repayment of long-term loans                                                (24)           (19)       (15,025)
   Increase (decrease) in short-term bank debt, net                          4,399         (3,512)         2,373
   Purchase of treasury stock                                                    -        (10,660)        (7,290)
                                                                       -----------     ----------   -----------
         Net cash provided by (used in) financing activities                 7,642        (27,942)       (12,078)
                                                                       -----------     ----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            18,872        (18,426)       (11,666)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              24,524         42,950         54,616
                                                                       -----------     ----------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $   43,396    $    24,524      $  42,950
                                                                       ===========     ==========   ===========


             THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.






                          ESC MEDICAL SYSTEMS LTD.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)





                                                                                YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                           2 0 0 0        1 9 9 9        1 9 9 8
                                                                          ---------      ---------     ---------
NON CASH ACTIVITIES
   Tax benefit of options exercised by employees                      $          -      $       -        $   610
                                                                          ---------      ---------     ---------

CASH PAID DURING THE PERIOD IN RESPECT OF:
   Income taxes                                                       $      1,387     $      649        $   670
                                                                          ---------      ---------     ---------
   Interest                                                           $      5,920     $    6,654        $ 7,510
                                                                          ---------      ---------     ---------


PURCHASE OF BUSINESSES
   Assets and liabilities at date of purchase:
   Working capital (excluding cash)                                                                    $     556
   Fixed assets                                                                                              (19)
   Intangibles and other assets                                                                           (3,987)
                                                                                                       ---------
                                                                                                          (3,450)

   Short-term liabilities incurred in connection with purchase                                             1,000
                                                                                                       ---------
         Cash paid, net                                                                                $  (2,450)
                                                                                                       =========



             THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                          ESC MEDICAL SYSTEMS LTD.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share data)


NOTE 1   -    GENERAL
------        -------

              A. ESC Medical Systems Ltd. (the "Company" or "ESC") is an Israeli company engaged directly and through its subsidiaries (together "the Group") in research, development, production and sale of medical devices based on proprietary intense pulsed light source and laser technology. The markets for the Group's devices are principally cosmetic medical professionals worldwide. The Group's products use proprietary technology and accordingly the Group holds numerous patents and licenses. In addition, the industry in which the Group operates is characterized by rapid technological change and competition. Loss or invalidation of a patent or a license or inability to remain competitive in a rapidly changing economic environment could have an adverse effect on the Group.

              B. In February 1998, ESC acquired Laser Industries Ltd. ("Laser"), an Israeli corporation, through the issuance of 6,181,013 ordinary shares of ESC, and warrants and options exercisable for the purchase of 865,089 additional shares. The exchange with Laser was accounted for as a pooling of interests, and accordingly, all prior period financial statements were restated to include the accounts of Laser and reflect the issuance of the shares, warrants and options by ESC.

                   The statement of operations for the year ended December 31, 1998, reflects nonrecurring expenses of $28,951 related to costs associated with the acquisition. Such amount includes principally $7,226 for underwriters, legal and accounting expenses, $7,149 for non-compete payments, bonuses and severance, and $6,638 for inventory write-downs.

              C. In 1999, the Group initiated a restructuring program of its business operations (see Note 3). In the framework of this program, the U.S.-based marketing activity was consolidated, the Israel-based manufacturing activity was consolidated, and certain products were eliminated.

              D. During 2000, ESC initiated a plan to effect the rearrangement of ESC's corporate structure (the "Rearrangement Plan"). As part of the Rearrangement Plan, ESC transferred to Opusdent Ltd., a wholly owned Israeli subsidiary ("Opusdent") substantially all of the assets (including the shares of the corporations that, as a consequence of the transfer, became subsidiaries of Opusdent) and operations relating to the business previously conducted by the Dental Group of ESC (the "Transferred Operations"), in exchange for ordinary shares of Opusdent. The transfer of the Transferred Operations occurred as of December 2000. Opusdent is planning , subject to market and other conditions , an initial public offering on the Neuar Market in Frankfurt, Germany.

              E. In June 2000, a subsidiary of the Company - Applied Optronics Corp. ("AOC") sold its operations to a third party. The consideration for this transactions was as follows: $814 paid at the closing date, $750 to be paid quarterly, over a three-year period bearing interest at a fixed rate of 9% per annum; and one of the following:
                   $1,000 which will be paid in three years or 149,080 shares of the buyer.

              F. On February 26, 2001 ESC Medical Systems Ltd. signed a definitive purchase agreement with Coherent, Inc. to acquire certain assets associated with the operations of its medical products division, Coherent Medical Group, for cash, notes and stock, plus an earn-out of up to $25 million. The total consideration, excluding the earn-out, is valued at approximately $217 million as of March 12, 2001.

                   Consideration for the transaction is as follows: $100 million in cash, 5.4 million ESC shares, and $12.9 million in eighteen-month 5% subordinated notes. ESC will be obliged to seek to register shares thirty months after closing. In addition, following the closing, Coherent, Inc. will continue to supply parts and components and provide, on a transitional basis, on-going technical and operational support.

                   ESC has also executed commitment letters with two leading Israeli banks to finance the transaction. ESC will be provided with up to $242 million in financing to consist of a $100 million six-year term loan to fund the cash portion of the transaction, a $50 million revolver to fund ongoing working capital needs, and draw down rights of up to $92 million to refinance the outstanding subordinated convertible notes upon maturity. The draw down rights are subject to certain operational and indebtedness milestones. Following closing of the transaction and subject to shareholder approval, ESC will change its name to Lumenis.

              G. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2   -    ACCOUNTING POLICIES
------        -------------------

              The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are:

              A. The accompanying financial statements have been prepared in U.S. dollars, as the currency of the primary economic environment in which the operations of the Group are conducted is the U.S. dollar. The majority of the Group's sales are denominated in U.S. dollars, as are the majority of purchases of materials and components. Thus, the functional and reporting currency of the Group is the U.S. dollar. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with Statement of the Statement of Financial Accounting Standards (SFAS) No. 52 of the United States Financial Accounting Standards Board (FASB).

              B.     PRINCIPLES OF CONSOLIDATION

                     The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany balances and transactions have been eliminated.

              C.     CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                     All highly liquid investments are considered as cash equivalents if the investments mature within three months from the date of investment. Investments in bank deposits and in commercial paper with original maturities longer than three months but less than a year are reflected as short-term investments.

              D.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

                     The allowance for doubtful accounts is recorded, based on management's estimates, partially on the basis of specific accounts receivable whose collectibility is uncertain and partially as a percentage of accounts receivable.

              E.     INVENTORIES

                     Inventories are presented at the lower of cost or market. Cost is determined as follows:

                     Raw materials             -     "First-in, first-out"
                                                      method

                     Finished products and     -     Materials  as above, labor
                     work in process                 and overhead costs on an
                                                     average basis.

              F.     LONG-TERM INVESTMENTS

                     Investments in debt securities in respect of which the Company has the positive intent and ability to hold to maturity are stated at amortized cost. Investments in nonmarketable equity securities are stated at cost, unless the Company has significant influence as defined in Accounting Principles Board Opinion ("APB") No. 18 in which case the investment is presented on the equity method.

              G.     FIXED ASSETS

                     Fixed assets are presented at cost (see also I below), net of accumulated depreciation.

                     Annual depreciation is calculated based on the straight-line method over the estimated useful lives of the related assets or terms of the related leases. Annual depreciation rates are as follows:
                                                                  %
                                                               -------

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

              I.     IMPAIRMENT OF LONG-LIVED ASSETS

                     In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," of the FASB, management reviews long-lived assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows.

              J.     RESEARCH AND DEVELOPMENT COSTS

                     Research and development costs are charged to operations as incurred. Amounts received or receivable form the Government of Israel, through the Office of the Chief Scientist ("OCS") as its participation in certain research and development are offset against the Group's research and development costs.

              K.     REVENUE RECOGNITION

                     Revenue is recognized upon shipment of products provided that there are no significant uncertainties regarding the customer's acceptance and the collectibility is probable. The costs of insignificant related obligations (initial installations) are accrued when the related revenue is recognized. Deferred revenues from service contracts are recognized on a straight-line basis over the life of the related service contracts. An allowance has been recorded for estimated returns based on the Group's experience and management's estimates.

              L.     PRODUCT WARRANTIES

                     Accrued warranty costs are recorded at the time of sale based on the Group's experience and management estimates.

              M.     STOCK-BASED COMPENSATION

                     The Group accounts for employee stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and the FASB interpretations thereon. Pursuant to those accounting pronouncements, the Group records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. See Note 13 for pro forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," of the FASB. The Group accounts for stock-based compensation to consultants in accordance with SFAS 123.

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

              O.     EARNINGS PER SHARE

                     Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding. Diluted earnings per share reflects potential dilution from exercise of options and warrants or conversion of convertible securities into ordinary shares.

              P.     RECENT ACCOUNTING PRONOUNCEMENT

                     Derivative Instruments - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", effective for fiscal years beginning after June 2000, requires, principally, the presentation of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. Gains and losses resulting from changes in the fair values of derivative instruments would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 and SFAS 138 is not expected to have a material impact on the Group's consolidated financial statements.

NOTE 3   -    RESTRUCTURING COSTS AND OTHER CHARGES
------        -------------------------------------

              In 1999 the Group recorded a $45,068 charge for comprehensive restructuring plans. The plans include, among other things, closing locations and reducing staff. The charge includes $9,797 for lease terminations and related fixed asset disposals, $19,738 for write-downs of inventories, $4,800 for write-downs of receivables, $8,758 for severance, and $1,975 for other costs.

              The write-downs of inventories, pertaining to the Group's decision to eliminate the marketing of a number of products, amounting to $19,738, were included in cost of sales. The write-downs of receivables amounting to $4,800 were included in selling, marketing and administrative expenses.

              The majority of the restructuring charges relate to the Group's operations in the U.S. As of December 31, 2000, the unutilized accrual amounted to $1,303 relating to lease terminations.


NOTE 4   -    TRADE RECEIVABLES
------        -----------------

              The trade receivables as of December 31, 2000 and 1999 are presented net of allowances of $14,154 and $25,432, respectively.


NOTE 5   -    PREPAID EXPENSES AND OTHER RECEIVABLES
------        --------------------------------------

                                                           DECEMBER 31

                                                        2000           1999
                                                   ------------    ------------
              Deferred income taxes                $     653       $       653
              Government agencies                      3,575             2,278
              Prepaid expenses                         2,241             1,966
              Other                                      480               955
                                                   $   6,949       $     5,852
                                                   ============    ============
NOTE 6   -    INVENTORIES
------        -----------
                                                           DECEMBER 31

                                                        2000           1999
                                                   ------------    ------------
              Raw materials                        $  30,468       $    15,998
              Work in process                          8,354             8,052
              Finished products                       16,402            15,466
                                                   $  55,224       $    39,516
                                                   ============    ============
NOTE 7   -    FIXED ASSETS
------        ------------
                                                           DECEMBER 31

                                                        2000           1999
                                                   ------------    ------------
              Computers and equipment              $   9,699       $     5,298
              Office furniture and equipment           2,235             1,851
              Leasehold improvements                   2,952             2,154
              Vehicles                                 1,545             2,884
                                                      16,431            12,187
              Less - accumulated depreciation          8,914             5,638
                                                   $   7,517       $     6,549
                                                   ============    ============

              Depreciation expense amounted to $4,013, $4,044 and $2,934 for the years 1998, 1999 and 2000, respectively.

              In connection with the restructuring plans (see Note 3) and in connection with the periodic review of long-lived assets (see Note 2 I), fixed assets with a net book value of $5,733 and $1,567, respectively, were written off in 1999.


NOTE 8  -     OTHER ASSETS
------        ------------
                                                           DECEMBER 31

                                                        2000           1999
                                                   ------------    ------------
             Intangible assets (1)                 $   1,928       $     1,928
             Debt issuance costs (2)                   3,591             3,636
             Deferred cost                               468                 -
             Other                                     1,586               793
                                                       7,573             6,357
             Less - accumulated amortization           2,684             1,537
                                                   $   4,889       $     4,820
                                                   ============    ============

              (1) In connection with the periodic review of long-lived assets (see Note 2 I), intangible assets with a net book value of $16,049 were written off in 1999.

              (2)    In respect of convertible subordinated notes - see Note 11.


NOTE 9  -     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
------        -------------------------------------
                                                           DECEMBER 31

                                                        2000           1999
                                                   ------------    ------------

             Trade payables                        $   16,801      $     8,722
             Deferred income                            3,430            3,324
             Government agencies                          309              744
             Accruals:
               Payroll and related expenses             6,091            6,462
               Commissions                              2,679            5,591
               Income taxes                             3,513            4,543
               Settlement of litigations (Note 12 D)    3,442           20,213
               Restructuring (Note 3)                     746            5,526
               Interest                                 1,845            1,874
               Warranty                                 4,127            3,913
               Other expenses                          11,433           11,340
                                                   $   54,316      $    72,252
                                                   ============    ============


NOTE 10  -    ACCRUED SEVERANCE PAY
-------       ---------------------

              The obligation of the Company and its Israeli subsidiaries to make severance payments to its employees according to law and labor agreements is partially covered by the payment of insurance premiums in respect thereof. The amounts funded with insurance companies are not under the management or control of the Company, and accordingly, neither those amounts nor the corresponding accrual for severance pay are reflected in the balance sheet. The Company's obligation in respect of severance pay for those employees not covered by managers' insurance policies is presented as an accrued liability.

              Severance pay expenses amounted to $1,019, $734 and $315 for the years 1998, 1999 and 2000, respectively. The calculation is based on the employee's most recent salary and the period of employment.

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


NOTE 11  -    CONVERTIBLE SUBORDINATED NOTES
-------       ------------------------------

              In September 1997, the Company issued $115,000 in principal amount of 6% convertible subordinated notes due September 1, 2002, with interest payable semiannually commencing March 1, 1998. The notes are convertible into approximately 2,470,461 ordinary shares of the Company at a conversion price of $46.55 per share, subject to adjustments in certain events.

              The notes are redeemable at the option of the Company, in whole or in part, at 102.4% of their principal amount beginning September 2000, and thereafter at prices declining annually to 100% on September 1, 2002, plus accrued interest to the date of redemption. As of December 31, 2000 the redemption price is 102.4%.

              In 1999 and 2000 the Company purchased $22,071 and $1,142, respectively, in principal amount, of the 6% convertible subordinated notes at a price of $14,264 and $873 respectively. As a result of the purchase the Company recorded an extraordinary gain of $7,974 and $292, respectively.


NOTE 12  -    COMMITMENTS AND CONTINGENT LIABILITIES
-------       --------------------------------------

              A.     LEASE COMMITMENTS
                     -----------------

                     The Group leases its principal facilities in Yokneam and Tel-Aviv in Israel, and also operates sales offices and manufacturing facilities in the U.S., U.K., Italy, Germany, Japan and France. Rental expense for the years 1998, 1999 and 2000, amounted to $3,423, $3,729 and $2,359 respectively. Future minimum annual lease payments for operating leases are as follows:


                                    2001                  $3,533
                                    2002                  $3,335
                                    2003                  $2,226
                                    2004                  $1,946
                                    2005                  $1,291


                     In connection with the Group's restructuring and the consolidation of its facilities, $3,484 of the above amounts has been accrued and included in restructuring costs for the year ended December 31, 1999. As of December 31, 2000 the accrual for the restructuring is $1,303.

              B.     ROYALTIES
                     ---------

                     The Group is a party to various licensing agreements, which require it to pay royalties on certain product sales at various rates of up to 5% of the net selling price of these products.

                     The Group is also obligated to pay to the State of Israel and the BIRD Foundation royalties of 3-5% on the sales of products for which participations were received up to 100% of the amount of the participations. As of December 31, 2000, the balance of the royalty-bearing participations amounted to approximately $5,886. The Group paid royalties of $824, $534 and $408 in 1998, 1999 and 2000, respectively.

              C.     CONTINGENT LIABILITIES
                     ----------------------

                     (1) In late 1998 the Company was named in a number of purported class action securities lawsuits that have been consolidated in the United States District Court for the Southern District of New York. In July 1999, a consolidated amended complaint was filed naming among others, the Company and several additional current and former directors and officers of the Company and Laser as defendants. The consolidated amended complaint seeks damages and attorneys' fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998. On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. On August 31, 2000 the Court entered an order dismissing the claim against the Laser Industries director and officer defendants and denying the remaining dismissal counts. The parties have entered into a scheduling order and have commenced discovery. The Company's insurance carrier has agreed to assume the defense of the action under a reservation of rights. In January 2001, the Court ordered all parties, together with their insurance carriers, to participate in non-binding mediation and has stayed the discovery process pending the outcome of such mediation. No accrual has been recorded in the financial statements for this matter.

                     (2) On May 10, 1999, the Company and a former director and officer were named as defendants in an action filed in Tel-Aviv Court by H.K. Hashalom Ltd. in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of $2,500 but has reserved the right to increase such amount as well as a declaratory judgment that, inter alia, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. At a pre-trial hearing, the Court advised the parties to resolve the dispute through mediation, which has since commenced. The parties' third mediation hearing is to be held on April 12, 2001. No accrual has been recorded in the financial statements for this matter.

                     (3) On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments, Light age's principal contentions are that the Alexandrite laser is based on technology developed by Light Age and is competing with Light Age's Alexandrite laser, in breach of the Company's non-disclosure and non-compete undertakings in a supply agreement with Light Age. In addition, Light Age is seeking a permanent injunction against the Company engaging in such activities. The Tel-Aviv Court denied Light Age's request for an ex-parte injunction and ordered that a hearing be held with both parties present. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The parties have since agreed to submit their dispute for arbitration. Accordingly, the parties field a motion to stay the proceedings, which was granted by the Tel Aviv Court on October 14, 1999.

                            On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as beach contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999 the Company and the three affiliated entities field a response to Light age's demand. An arbitration panel has been appointed, discovery is ongoing, and hearings on the merits have been scheduled for Summer 2001. No accrual has been recorded in the financial statements for this matter.

                     (4) With respect to the legal proceedings, claims and litigation for which no accrual has been recorded in the financial statements, management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

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

              D.     SETTLEMENT OF LITIGATIONS
                     -------------------------

                     In 2000, the Group reached settlement agreements with respect to litigation with Reliant Technologies, Inc. and LPG USA, Inc., for a total amount of $19,000.


NOTE 13  -    SHARE CAPITAL
-------       -------------

              A.     SHARES SUBJECT TO OPTIONS
                     -------------------------

                     Until 1997, the Company issued ordinary shares to an independent trustee. The use of these shares is restricted to the granting of options to founding shareholders, employees and consultants to acquire such shares. No shares can be returned to the Company and such shares have voting and dividend rights. Shares issued to the trustee are deemed outstanding, using the treasury stock method, for purposes of earnings per share computations. As of December 31, 2000, 293,610 shares were held by the trustee.

                     Transactions during the three years ended December 31, 2000, are summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                        EXERCISE PRICE
                                                    NO. OF SHARES            U.S.$
                                                   --------------      ----------------
                    Outstanding January 1, 1998      2,420,434
                      Granted                          233,000              23.35
                      Exercised                       (663,753)             15.40
                      Forfeitures                      (80,839)             25
                                                   --------------
                    Outstanding December 31, 1998    1,908,842               3.57
                      Granted                        4,639,000               5.25
                      Exercised                       (364,522)              1.41
                      Forfeitures                   (1,084,176)              7.48
                                                   --------------
                    Outstanding December 31, 1999    5,099,144
                      Granted                        2,468,500               9.10
                      Exercised                       (813,346)              5.09
                      Forfeitures                     (219,848)             12.95
                                                   --------------
                    Outstanding December 31, 2000    6,534,450
                                                   ==============

                   The weighted average fair values of options granted in 1998, 1999 and 2000 were $19.00, $3.11 and $4.76 respectively.

                     The following table summarizes information about options outstanding at December 31, 2000:


                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ---------------------------------------------------   ------------------------------
                                                                              NUMBER
                         NUMBER         WEIGHTED AVERAGE                   EXERCISABLE
                     OUTSTANDING AT        REMAINING         WEIGHTED           AT            WEIGHTED
RANGE OF EXERCISE      DECEMBER 31        CONTRACTUAL        AVERAGE        DECEMBER 31       AVERAGE
      PRICES              2000                LIFE        EXERCISE PRICE      2000         EXERCISE PRICE
-----------------    --------------     ----------------  --------------   ------------    --------------
    $0.60-2.90           15,729               2.38          $  1.72            15,729        $  1.72
    5.00-6.00         3,789,789               7.84             5.23         2,565,989           5.25
    7.94-8.91         1,845,337               6.52             8.47           436,133           8.47
    9.50-10.38          290,000               7.52             9.69           100,000           9.75
   12.15-14.19          420,400               8.91            12.15            52,233          12.79
     16.63-17            76,255               2.89            16.92            49,256          17.00
     18.87-27            96,940               5.81            26.11            86,940          26.94
                     -------------                                         -----------
                      6,534,450                                             3,306,280
                     =============                                         ===========

                     The Company has received approval from the Israeli Income Tax Authority for a share option plan under
                     Section 102 of the Income Tax Ordinance. This plan provides certain tax benefits to employee participants and restricts the disposal of the shares under option for a period of not less than two years.

                     The option exercise price is determined by the Board of Directors and, if granted below fair market value, compensation expense is recorded over the vesting period of the option in accordance with APB 25. Under APB 25, the compensation cost charged to operations for the years ended December 31, 1998, 1999 and 2000 amounted to $320, $128 and $117 respectively.

                     Had compensation cost been determined under the alternative fair value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income
                     (loss) and earnings (loss) per share for the years 1998, 1999 and 2000 would have been reduced to the following pro forma amounts:


                                                                2000              1999         1998
                                                           -------------     -----------    -----------
                    Net income             As reported     $      17,282     $ (140,788)    $    4,000
                                           Pro forma       $       8,500     $ (147,250)    $     (446)

                    Basic
                      earnings (loss)
                      per share            As reported     $        0.68     $    (5.48)    $     0.15
                                           Pro forma       $        0.34     $    (5.74)    $    (0.02)
                    Diluted
                      earnings (loss)
                      per share            As reported     $        0.61     $     (5.48)   $     0.15
                                           Pro forma       $        0.30     $     (5.74)   $    (0.02)


                     Under Statement No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000: (1) expected life of 3 years; (2) dividend yield of 0%; (3) expected volatility of 150% in 1998, 87% in 1999 and 71% in 2000; and (4)
                     risk-free interest rate of 5% in 1998, 6% in 1999, and 6.5% in 2000.


              B.     WARRANTS AND OPTIONS IN CONNECTION WITH MERGERS
                     AND ACQUISITIONS
                     -----------------------------------------------

                     Pursuant to the agreement for the acquisition of AOC entered into in December 1997, warrants to purchase 84,435 ordinary shares at a price of $47.25 per share were issued. These warrants are exercisable until December 2002.


              C.     TREASURY STOCK
                     --------------

                     During 1998 and 1999, the Board of Directors of the Company authorized the purchase of up to 3,000,000 ordinary shares, to facilitate the exercise of employee share options under the various plans. As of December 31, 2000, 1,871,684 shares had been repurchased and held as treasury shares in trust.

              D.     OPTIONS TO RELATED PARTY
                     ------------------------

                     In April 2000, the audit committee approved the employment with the Company of a related party as a special advisor to the Board of Directors. Consideration for his services includes an annual salary of $10 and options to purchase 1,000,000 ordinary shares of the Company at a price of $8.50, which was the market value of the shares at that date, vesting in four equal annual installments. The first installment vested upon approval of the grant.

NOTE 14  -    SEGMENT INFORMATION
-------       -------------------

              A.     COMPOSITION OF REVENUES BY GEOGRAPHIC AREAS
                     -------------------------------------------


                                                                  YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                             2000         1999          1998
                                                         -----------   -----------    ---------
                    North America                        $   64,254    $   51,223     $ 117,377
                    Europe                                   39,910        40,774        69,968
                    Asia                                     37,430        33,662         9,375
                    Central and South America                 5,176         4,079        13,655
                    Other                                    14,855        12,413        14,831
                                                         -----------   -----------    ---------
                                                          $ 161,625     $ 142,151     $ 225,206
                                                         ===========   ===========    ==========


              B.     REPORTABLE SEGMENTS
                     -------------------
                     Starting in 2000, the Company changed its structure of
                     internal organization in a manner that caused the
                     composition of its reportable segments to change.
                     Prior period data except for revenues has not been
                     reflected due to impracticability. The following table
                     sets forth segment information for year ended December
                     31, 2000:


                                                                  YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                             2000         1999          1998
                                                         -----------   -----------    ---------
                     Revenues
                       Surgical and aesthetics            $ 139,305     $ 123,505     $ 206,643
                       Dental                                 8,490         6,381         6,976
                       Industrial                            13,830        12,265        11,587
                                                         -----------   -----------    ---------
                         Consolidated                     $ 161,625     $ 142,151     $ 225,206
                                                         ===========   ===========    =========
                     Operating income (loss)
                       Surgical and aesthetics            $  25,071
                       Dental                                (2,553)
                       Industrial                              (257)
                                                         -----------
                         Consolidated                        22,261

                     Other income                               599
                     Financing expenses, net                 (4,470)
                                                         -----------
                              Income before income taxes  $  18,390
                                                         ===========



                                                                DECEMBER 31
                                                                    2000
                                                               -------------
                     Assets
                       Surgical and aesthetics                   $ 165,501
                       Dental                                        6,721
                       Industrial                                    8,307
                         Consolidated                            $ 180,529
                                                               =============


NOTE 15  -    RESEARCH AND DEVELOPMENT, NET
-------       -----------------------------

                                                                  YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                             2000         1999          1998
                                                         -----------   -----------    ---------
             Total costs                                  $ 11,947      $ 15,000      $ 19,083
             Less - participation primarily by
              the Government of Israel                          60           275           603
                                                         -----------   -----------    ---------
                                                          $ 11,887      $ 14,725      $ 18,480
                                                         ===========   ===========    =========


NOTE 16  -    ACQUIRED RESEARCH AND DEVELOPMENT
-------       ---------------------------------

              In 1998 the Company incurred nonrecurring expenses in connection with mergers and acquisitions of businesses in the aggregate amount of $2,451.


NOTE 17  -    OTHER EXPENSES
-------       --------------

              A.     Other expenses were as follows:


                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                  ------------
                                                                      1999
                                                                  ------------
                     Proxy expenses (see B below)                  $ 3,575
                     Other                                           1,412
                                                                   $ 4,987


              B. In connection with the director election contest, the Company incurred expenses of $2,065. In addition, in accordance with the resolution of the Board of Directors of the Company in a meeting held on June 23, 1999, all costs and expenses of two major shareholders and their affiliates in connection with the director election contest were reimbursed by the Company. All of those expenses were recorded in the year ended December 31, 1999.


NOTE 18  -    FINANCING INCOME (EXPENSES), NET
-------       --------------------------------

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                 2000       1999       1998
                                                              --------   --------    --------
             Interest income                                  $  4,013   $  5,483    $  8,921

             Less - Financing expenses
               Interest and amortization in
                                                                 6,261      7,626       7,832
                 respect of convertible notes
               Other interest                                      520        136         871
               Exchange rates, net                               1,702      1,586        (993)
                                                              --------   --------    --------
                                                                 8,483      9,348       7,710
                                                              --------   --------    --------
                                                              $ (4,470)  $ (3,865)   $  1,211
                                                              ========   ========    ========


NOTE 19  -    INCOME TAXES
-------       ------------

              Inflationary adjustments - The Company, Laser and Opusdent are subject to the Income Tax Law (Inflationary Adjustments), 1985, which provides for an adjustment to taxable income for the effects of inflation (based on the Israeli Consumer Price Index) on that portion of shareholders' equity not invested in inflation resistant assets.

              "Approved enterprise" - The Company has received approval for its investment programs in accordance with the Law for the Encouragement of Capital Investments, 1959. The Company has chosen to receive its benefits through the alternative benefits program, and, as such, including accelerated depreciation of fixed assets used in the investment programs, as well as a full tax exemption on undistributed income that is derived from the approved enterprise for a period of six years and reduced tax rates for an additional period of up to four years. Laser is entitled to a full tax exemption for a period of two years and reduced tax rates for an additional period of up to five years (the rate and the length of the benefit period are dependent on the percentage of non-Israeli shareholder ownership). The benefits commence with the date on which taxable income is first earned. Income not derived from the approved enterprise is subject to tax at a rate of 36%. The tax exemption period for the Company commenced in 1995 and the tax exemption period for Laser has not yet commenced.

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

              As part of the Transfer of Operations agreement, signed with Opusdent (see Note 1), the Company and Opusdent had filed an application to the Investment Center for the transfer to Opusdent part of the letters of approval received by the Company which connected to the Transferred Operations.

              The provision for income taxes consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                               2000       1999        1998
                                                             --------  ---------    --------
             Current taxes                                   $   280   $       -    $  3,375
             Deferred taxes                                        -       4,079      (1,174)
                                                             --------  ---------    --------
                                                             $   280   $   4,079    $  2,201
                                                             ========  =========    =========

              As most of the income in Israel is exempt from income taxes, the Israeli statutory tax rate for the purposes of the reconciliation of the reported tax expense is approximately zero. Income tax expense in the financial statements relates primarily to the income taxes of subsidiaries.

              The current tax provisions are recorded net of the benefit of utilizing net operating loss carryforwards and tax credit carryforwards of subsidiaries. The deferred tax assets of $653 (see Note 5) are comprised of net operating loss carryforward.





NOTE 20  -    EARNINGS PER SHARE
-------       ------------------

                                          YEAR ENDED                        YEAR ENDED                        YEAR ENDED
                                      DECEMBER 31, 2000                 DECEMBER 31, 1999                 DECEMBER 31, 1998
                                 -----------------------------      -----------------------------     -----------------------------
                                                     PER SHARE                          PER SHARE                         PER SHARE
                                 INCOME     SHARES     AMOUNT       INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                 -----------------   ---------      -----------------   ---------     -----------------   ---------
Net income (loss)                 17,282                           (140,788)                           4,000
                                 ========                           ========                          ======
Basic earnings per share
Income (loss) before
  extraordinary items             16,990    25,354      0.67       (148,762)   25,674     (5.79)       4,000    26,027         0.15
Extraordinary gain                   292    25,354      0.01          7,974    25,674      0.31            -    26,027           -
                                 --------            ---------      --------            --------      --------            ---------
  Income available to
  ordinary shareholders           17,282    25,354      0.68       (140,788)   25,674     (5.48)       4,000    26,027         0.15
                                                     =========                          ========                          =========
Effect of dilutive securities
  Options                                    2,863                                  -                              741
  Warrants                                       -                                  -                              613
                                            ------                             ------                           -------
Diluted earnings per
  Share
Income (loss) before
  extraordinary items             16,990    28,217      0.60       (148,762)   25,674     (5.79)       4,000    27,381         0.15
Extraordinary gain                   292    28,217      0.01          7,974    25,674      0.31            -    27,381           -
                                 --------            ---------      --------            --------      --------            ---------
Income (loss) available to
  ordinary shareholders           17,282    28,217      0.61       (140,788)   25,674     (5.48)       4,000    27,381         0.15
                                                     =========                          ========                          =========

              The diluted EPS calculation did not take into account subordinated notes convertible into weighted average of 1,971,794, 2,289,590, and 2,470,469 ordinary shares, in 2000,
              1999 and 1998 respectively, because their effect is antidilutive.

NOTE 21  -    FINANCIAL INSTRUMENTS
-------       ---------------------

              A.     CONCENTRATIONS OF CREDIT RISK
                     -----------------------------

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

              B.     FAIR VALUE OF FINANCIAL INSTRUMENTS
                     -----------------------------------

                     The carrying amounts of cash, investments, receivables and accounts payable approximate fair value. The market value of its convertible notes as of December 31, 2000 is approximately 85% of the book value.

              C.     OFF-BALANCE SHEET CONTRACTS
                     ---------------------------

                     The Company also enters into foreign currency transactions to protect the dollar value of its non-dollar denominated trade receivables, mainly in Japanese yen, British Pound Sterling and Euro. The outstanding contracts that the Company has as of December 31, 2000 are an obligation to sell British Pound Sterling 3,823 for a total of $5,600, an obligation to sell Euro 9,100 for a total of $6,370 and an Option to exchange $4,000 for Japanese yen 432,000.
                     The above transactions are not qualified as hedge transactions under SFAS No. 52 and therefore the change in the value of those transactions in each reporting period is reflected in the statements of operations.




                                         ESC MEDICAL SYSTEMS LTD.
                                               SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS
                                              (IN THOUSANDS)


                                          BALANCE AT          CHARGE            CHARGE                          BALANCE AT END
                                          BEGINNING        TO COSTS AND        TO OTHER                              OF
                                           OF YEAR           EXPENSES          ACCOUNTS        DEDUCTIONS           YEAR
                                          ----------       ------------        --------        ----------       --------------
Year ended December 31, 2000:

     Allowance for Doubtful accounts       $25,432                              -----            11,278             $14,154

     Reserve for Warranty                   $3,913              $391            -----             -----              $4,304



Year ended December 31, 1999:

     Allowance for Doubtful accounts       $10,480           $14,952            -----             -----             $25,432

     Reserve for Warranty                   $3,029              $884            -----             -----              $3,913



Year ended December 31, 1998:

     Allowance for Doubtful accounts        $2,235            $8,245            -----             -----             $10,480

     Reserve for Warranty                   $1,172            $1,857            -----             -----              $3,029





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESC MEDICAL SYSTEMS LTD.

By: /s/    Yacha Sutton
    -----------------------------------
       Yacha Sutton,
       Chief Executive Officer

Dated: March 30, 2001


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



Signature                                                    Title                           Date
---------                                                    -----                           ----

/s/ Jacob A. Frenkel                                    Chairman of the                 March 30, 2001
-----------------------------                          Board of Directors
Prof. Jacob A. Frenkel

/s/ Aharon Dovrat                                           Director                    March 30, 2001
-----------------------------
Mr. Aharon Dovrat

/s/ Philip Friedman                                         Director                    March 30, 2001
-----------------------------
Mr. Philip Friedman

/s/ Thomas G. Hardy                                         Director                    March 30, 2001
--------------------------
Mr. Thomas G. Hardy

/s/ Darrell S. Rigel                                        Director                    March 30, 2001
------------------------------
Prof. Darrell S. Rigel

/s/ S.A. Spencer                                            Director                    March 30, 2001
-------------------------------
Mr. S.A. Spencer

/s/ Mark H. Tabak                                           Director                    March 30, 2001
----------------------------
Mr. Mark H. Tabak

/s/ Zehev Tadmor                                            Director                    March 30, 2001
----------------------------
Prof. Zehev Tadmor

/s/ Yacha Sutton                                    Chief Executive Officer             March 30, 2001
-----------------                                (Principal Executive Officer)
Mr. Yacha Sutton

/s/ Sagi Genger                                     Chief Financial Officer             March 30, 2001
--------------------------------                 (Principal Executive Officer)
Mr. Sagi Genger

/s/ Sharon Levita                                     Corporate Controller              March 30, 2001
----------------------------
Ms. Sharon Levita





Exhibit 10.41 Engagement Letter between Baader Wertpapierhandelsbank AG, ESC and OpusDent Ltd. dated December 13, 2000


                             ENGAGEMENT LETTER


                                  BETWEEN


                      Baader Wertpapierhandelsbank AG
                                Ohmstrasse 4
                        85716 Unterschleissheim
                         (THE "UNDERWRITING BANK")


                                    AND


                               OpusDent Ltd.
                    Atidim Science Based Industrial Park
                               Tel Aviv 61131
                                   Israel
                              (THE "COMPANY")


                                    AND


                          ESC Medical Systems Ltd.
                          Yokneam Industrial Park
                                 P.O.B. 240
                               Yokneam 20692
                                   Israel
                        (THE "EXISTING SHAREHOLDER")




CONCERNING THE INITIAL PUBLIC OFFERING OF OPUSDENT LTD., TOGETHER WITH A CAPITAL INCREASE AND THE PLACEMENT OF SHARES.




                                  Preamble

OpusDent Ltd., domiciled in Tel Aviv, is registered in the commercial register of Jerusalem with a share capital of 39,100 New Israeli Shekels
(NIS) under the number 512906173. The share capital is currently composed of 3,910,000 ordinary shares of 0.01 NIS.

Prior to the IPO ESC Medical Systems Ltd. will be sole shareholder of the company.

In the context of the planned IPO on the Neuer Markt of the Frankfurt Stock Exchange, the Company will implement an initial capital increase in the run-up to the IPO in an amount still to be stipulated, in order to satisfy the capitalization requirements of the Neuer Markt of the Frankfurt Stock Exchange (Capital Increase I). The rules and regulations of the Neuer Markt stipulate a net equity (capital stock less accumulated losses) of at least EUR 1.5 million (approximately US$ 1.24 million).

A further capital increase against cash contributions in conjunction with the IPO will be subscribed and underwritten by a syndicate led by Baader Wertpapierhandelsbank AG, Munich (Capital Increase II) as far as this is possible under Israeli law. Baader Wertpapierhandelsbank AG undertakes, together with the other members of the syndicate, to make a public offering of the shares from the cash capital increase, plus, if market conditions prevailing at the time of the issue permit, a quantity of shares from the holding of the Existing Shareholder still to be determined, with the aim of expanding the group of shareholders. The objective will be to reach a free float of at least 25% in line with market requirements. Application will be made to admit the entire capital stock of OpusDent Ltd. to stock market trading.

The possibility of a greenshoe will also be considered.

The Company and the Existing Shareholder acknowledge the rules and regulations of the Neuer Markt of the Frankfurt Stock Exchange attached to this Engagement Letter.

THE CONTENT OF THIS ENGAGEMENT LETTER GOVERNS RELATIONS BETWEEN THE CONTRACTING PARTIES RELATING TO THE PLANNED SHARE PLACEMENT AND THE IPO.

IN ACCORDANCE WITH OUR LETTER DATED OCTOBER 20, 2000 ATTACHED HEREBY THE PRECONDITIONS CONTAINED IN THE OPUSDENT LTD. IPO STRATEGY ARE A COMPONENT OF THIS ENGAGEMENT LETTER, IN PARTICULAR THOSE RELATING TO THE TRANSFER OF PATENTS, PROPRIETARY RIGHTS AND LICENSES TO THE COMPANY AND THOSE RELATING TO THE EXPANSION OF INTERNAL PRODUCTION CAPACITY.

MARCH 2001 IS SCHEDULED FOR THE INITIAL LISTING FOR THE SHARES OF OPUSDENT LTD. HOWEVER, THE DEFINITIVE TIMING WILL DEPEND LARGELY ON THE DATE ON WHICH THE AUDITED 2000 ANNUAL FINANCIAL STATEMENTS OF OPUSDENT LTD. ARE AVAILABLE. A STABLE POLITICAL ENVIRONMENT IN THE STATE OF ISRAEL IS EQUALLY A PRECONDITION FOR ADHERENCE TO THE SCHEDULED DATE FOR THE INITIAL LISTING.

Based on the documents and business plan Baader Wertpapierhandelsbank has reached until October 31 Baader Wertpapierhandelsbank has calculated a preliminary pre-money value of approximately US$ 50 Mio. This valuation is subject to the results of the due diligence and the pre-marketing and the market conditions at the time of the placement. Subject to positive conditions Baader Wertpapierhandelsbank believes that a size of EUR 20 Mio. for the IPO might be possible.

THIS ENGAGEMENT LETTER ALSO DEFINES THE KEY POINTS OF A NUMBER OF
PROVISIONS, REGARDED BY THE CONTRACTING PARTIES AS MATERIAL, OF THE UNDERWRITING AND PLACEMENT AGREEMENT TO BE CONCLUDED SUBSEQUENTLY.


1 Engagement

THE COMPANY ENGAGES BAADER WERTPAPIERHANDELSBANK AG AS ITS EXCLUSIVE LEAD MANAGER, FOR THE DURATION OF THIS LETTER AS SET FORTH IN SECTION 9 HEREOF, FOR THE IPO AND NECESSARY CAPITALIZATION MEASURES DESCRIBED IN THE PREAMBLE.




2 Duties of Baader Wertpapierhandelsbank AG

         a) Baader Wertpapierhandelsbank AG will perform the following services where required:

1.       ADVICE TO THE COMPANY ON THE CAPITAL INCREASE, THE SHARE PLACEMENT
         AND THE IPO;

2. ADVICE CONCERNING THE SELECTION AND ENGAGEMENT OF OTHER ADVISERS AND SERVICE PROVIDERS, FOR EXAMPLE ACCOUNTANTS AND AUDITORS, LEGAL ADVISERS, ETC.;

3. ADVICE AND SUPPORT IN THE SELECTION OF A PUBLIC RELATIONS/INVESTOR RELATIONS CONSULTANU;

4. SUPPORT FOR THE COMPANY'S NEUER MARKT TARGET GROUP REVIEW PRESENTATION TO DEUTSCHE BORSE AG;

5. ADVICE ON AND SUPPORT FOR THE PREPARATION OF A DETAILED OFFERING PROSPECTUS/COMPANY REPORT IN ENGLISH AND - IF NECESSARY - ITS SUBSEQUENT TRANSLATION INTO GERMAN SERVING TO ADMIT THE ENTIRE CAPITAL STOCK OF THE COMPANY TO TRADING ON THE FRANKFURT STOCK EXCHANGE. THE OFFERING PROSPECTUS/COMPANY REPORT WILL BE PREPARED IN CONCERT WITH THE COMPANY AND ON THE BASIS OF THE INFORMATION SUPPLIED BY THE COMPANY;

6.       SUPPORT FOR THE COMPANY IN THE STOCK EXCHANGE ADMISSION PROCEDURE;

7. SUPPORT FOR THE COMPANY FOR THE PRINTING AND DISTRIBUTION OF THE OFFERING PROSPECTUS/COMPANY REPORT;

8.       PREPARATION OF AN IPO RESEARCH REPORT;

9. SUPPORT FOR THE COMPANY FOR THE PREPARATION OF PRESS RELEASES, PRESENTATION DOCUMENTS AND OTHER MARKETING COLLATERAL NECESSARY FOR THE PLACEMENT OF THE SHARES;

10.      ORGANIZATION OF CORPORATE PRESENTATIONS AND ONE-ON-ONE TALKS WITH
         INVESTORS;

11.      PLACEMENT OF THE PUBLICLY OFFERED ORDINARY SHARES;

12. ADVICE ON AND SELECTION OF A PAYING AND DEPOSITARY AGENT AND OF A SECOND DESIGNATED SPONSOR;

13.      ADVICE ON THE SELECTION OF OTHER SYNDICATE BANKS;

14.      ADVICE ON CAPITAL MARKET ASPECTS ESOP AND THEIR REGISTRATION;

15.      COORDINATION AND MANAGEMENT OF THE UNDERWRITING CONSORTIUM.

         b) THE TERMS UNDER WHICH THE SHARES WILL BE UNDERWRITTEN AND PLACED BY BAADER WERTPAPIERHANDELSBANK AG, INCLUDING THE FEES PAYABLE UNDER THE TERMS OF 4. BELOW AND THE CUSTOMARY WARRANTIES, WILL BE GOVERNED BY AN UNDERWRITING AND PLACEMENT AGREEMENT BETWEEN THE COMPANY, THE EXISTING SHAREHOLDER, BAADER WERTPAPIERHANDELSBANK AG AND THE OTHER SYNDICATE MEMBERS.

THE AGREEMENTS ENTERED INTO IN THIS ENGAGEMENT LETTER

1.       DO NOT REPRESENT ANY OBLIGATION ON THE PART OF BAADER
         WERTPAPIERHANDELSBANK AG TO UNDERWRITE OR SUBSCRIBE FOR SHARES PRIOR TO SIGNATURE OF THE UNDERWRITING AGREEMENT;

2. DO NOT ESTABLISH ANY RESPONSIBILITY OR LIABILITY ON THE PART OF BAADER WERTPAPIERHANDELSBANK AG FOR ANY ACTION OR OMISSION BY AN ADVISER OF THE COMPANY AND

3.       DO NOT RESTRICT THE PROVISIONS OF THE UNDERWRITING AND PLACEMENT
         AGREEMENT.

         c) Baader Wertpapierhandelsbank AG will perform its duties together with other advisers where this is appropriate. Although Baader Wertpapierhandelsbank AG is not responsible for advice on aspects of commercial law, tax law or other aspects of law, it will support the Company in the engagement and coordination of other advisers and in the discussion of the impact of the recommendations of the advisers.


3 Due Diligence

a) IN ACCORDANCE WITH CUSTOMARY STANDARDS IN THE EQUITY ISSUE BUSINESS AND IN ORDER TO REDUCE THE PROSPECTUS LIABILITY RISK, LEGAL, TECHNICAL, FINANCIAL AND BUSINESS DUE DILIGENCE WILL BE CONDUCTED PRIOR TO THE ISSUE. AMONG OTHER THINGS, THIS WILL COVER THE PRO FORMA ANNUAL FINANCIAL STATEMENTS OF THE COMPANY FOR 1998 AND 1999, AND THE AUDITED ANNUAL FINANCIAL STATEMENTS FOR 2000, THE REASONABLENESS OF THE COMPANY'S FINANCIAL PROJECTIONS FOR THE PERIOD 2001 - 2004, THE INSPECTION AND REVIEW OF SIGNIFICANT CONTRACTS, THE OWNERSHIP POSITION RELATING TO PROPRIETARY RIGHTS (PATENTS AND INDUSTRIAL PROPERTY RIGHTS) AND LICENSES. THE DUE DILIGENCE WILL ALSO EXAMINE ANY LEGAL OR TAX PROCEEDINGS IF APPLICABLE. THIS DUE DILIGENCE WILL BE CONDUCTED BY AN INDEPENDENT AUDIT FIRM, A LAWYER AND A TECHNICAL EXPERT ENGAGED WITH THE CONSENT OF THE COMPANY, NONE OF WHOM MAY BE THE COMPANY'S AUDITOR, LEGAL ADVISER OR TECHNICAL ADVISER.

b) IN THE EVENT THAT IN THE COURSE OF THE DUE DILIGENCE, MATERIAL CHANGES BECOME NECESSARY IN THE PLANS AND PROJECTIONS SUBMITTED BY THE COMPANY OR THAT FACTS AND CIRCUMSTANCES EMERGE THAT, MEASURED AGAINST MARKET STANDARDS, MAKE THE PLACEMENT OF THE SHARES APPEAR TO BE IMPRACTICABLE OR UNREASONABLE, BAADER WERTPAPIERHANDELSBANK AG IS ENTITLED TO WITHDRAW FROM THIS ENGAGEMENT. THE COMPANY REMAINS OBLIGATED TO REIMBURSE THE COSTS OF THE DUE DILIGENCE IN ACCORDANCE WITH 5. OF THIS ENGAGEMENT LETTER.


4 Fee

IN CONJUNCTION WITH THE UNDERWRITING AND PLACEMENT OF THE ORDINARY SHARES FROM THE CASH CAPITAL INCREASE AND THE HOLDINGS OF THE EXISTING
SHAREHOLDERS, AND THE IPO OF THE CAPITAL STOCK OF THE COMPANY, THE COMPANY AND THE SELLING SHAREHOLDER WILL PAY THE FOLLOWING FEE TO BAADER
WERTPAPIERHANDELSBANK AG AND THE UNDERWRITING SYNDICATE:

UNDERWRITING AND PLACEMENT FEE:7.00% OF THE SUBSCRIPTION OR SELLING PRICE IPO FEE: 1.00% OF THE PAR VALUE OF THE ENTIRE CAPITAL STOCK ADMITTED

THE DETAILS OF THE FEE STRUCTURE WILL BE GOVERNED SEPARATELY IN THE UNDERWRITING AND PLACEMENT AGREEMENT. THE ABOVE FEES DO NOT CONTAIN ANY VALUE ADDED TAX AND ARE PAYABLE IN FULL WITHOUT DEDUCTION OR RETENTION OF TAXES OR LEVIES OF ANY KIND UNLESS REQUIRED BY APPLICABLE LAW. IF SO, THERE WILL BE A TAX GROSS UP FOR VAT, TRANSFER DEDUCTION, ETC.

5 Costs, Compensation

i) The Company will pay all costs associated with the IPO unless provided for otherwise below.

1. The costs of own legal and tax advice prior to the IPO (reorganization and transformation into a public company, structuring of capitalization measures, preparation and audit of financial statements, etc.).

2. The cost of Investor Relations measures (media campaign through advertising, press work, press conference, roadshows, DVFA analyst presentation, preparation and printing of the Company's presentation documents).

3. The cost of preparing, printing, translating and distributing the offering prospectus/company report, statutory disclosures/announcements and of the stock exchange admission procedure.

4. External costs and expenses incurred by Baader Wertpapierhandelsbank AG and evidenced by vouchers, e.g. the cost of legal, fiscal, technical and financial due diligence, legal contract documentation and out-of-pocket expenses (travel expenses, etc.). The cost for the due diligences and the preparation of the offering prospectus might amount between 350.000 - 500.000 EUR.

LAWYERS, ACCOUNTANTS AND AUDITORS, AND OTHER EXTERNAL ADVISERS, WHERE REQUIRED, WILL BE ENGAGED BY BAADER WERTPAPIERHANDELSBANK AG ONLY AFTER CONSULTATION WITH THE COMPANY.

ii) Baader Wertpapierhandelsbank will bear the costs of its own equity research and its own marketing to institutional investors.

iii) The underwriting banks will pay their own costs incurred.

iv) In the event that the capital increase and the placement of the shares through the IPO are not implemented, or are not implemented under the lead management of Baader Wertpapierhandelsbank AG, within the term set out in 9. of this Engagement Letter for reasons for which Baader Wertpapierhandelsbank AG is not responsible, Baader Wertpapierhandelsbank AG will receive a lump sum compensation for its own costs and expenses amounting to EUR 200,000.00 in addition to the reimbursement of costs. Payment of this amount will settle all claims by Baader Wertpapierhandelsbank AG.

v) In the event that the IPO is implemented during the engagement period by an IPO syndicate of which Baader Wertpapierhandelsbank AG is not lead manager, or if the Existing Shareholder sells a significant proportion of his shares by way of a non-public transaction, during said period, the Company and the selling shareholder will be jointly and severally liable to pay 2.00% of the proceeds from such a sale, in addition to the reimbursement of costs as set out in 5.


6 Information, Announcements, Publications

a) THE COMPANY WILL MAKE AVAILABLE TO BAADER WERTPAPIERHANDELSBANK AG AND, IF APPLICABLE, THE ADVISERS WHO ARE PREPARING THE OFFERING PROSPECTUS/COMPANY REPORT, ALL INFORMATION REQUIRED TO PREPARE THE OFFERING PROSPECTUS/COMPANY REPORT. THE OFFERING PROSPECTUS/COMPANY REPORT MUST GIVE A COMPREHENSIVE AND TRUE PICTURE OF THE COMPANY AND ITS FINANCIAL AND ECONOMIC POSITION. THE COMPANY AND THE EXISTING SHAREHOLDER WARRANT THAT ALL INFORMATION PROVIDED TO BAADER WERTPAPIERHANDELSBANK AG IS CORRECT AND COMPLETE AND IS NOT MISLEADING, WHETHER DUE TO THE OMISSION OF INFORMATION OR IN ANY OTHER WAY. IN ADDITION, THE COMPANY UNDERTAKES TO ENSURE THAT ITS EXECUTIVE BOARD (UNDER ISRAELI LAW - BOARD OF DIRECTORS) MEMBERS, SENIOR EXECUTIVES, AUDITORS AND ADVISERS ARE AVAILABLE TO PROVIDE INFORMATION TO BAADER WERTPAPIERHANDELSBANK AG TO THE EXTENT NECESSARY TO PREPARE THE OFFERING PROSPECTUS/COMPANY REPORT.

b) WITH IMMEDIATE EFFECT, ALL PUBLICATIONS AND PRESS RELEASES RELATING TO THE PLACEMENT AND THE COMPANY'S IPO MUST BE AGREED WITH BAADER
   WERTPAPIERHANDELSBANK AG.

c) ALL PLACEMENT DOCUMENTS, ANALYST REPORTS AND STATEMENTS MAY ONLY BE PREPARED, ISSUED AND PUBLISHED IN CLOSE CONSULTATION WITH BAADER WERTPAPIERHANDELSBANK AG.

d) THE SHARE PLACEMENT WILL BE SUPPORTED BY SUITABLE IR/PR MEASURES ASSISTED BY A SUITABLE IR/PR AGENCY. THE COMPANY WILL AGREE ALL IR/PR MEASURES PLANNED IN THE RUN-UP TO AND IN CONJUNCTION WITH THE SHARE PLACEMENT WITH BAADER WERTPAPIERHANDELSBANK AG IN ORDER TO ENSURE A CONSISTENT MARKETING CONCEPT FOR THE COMPANY'S SHARES. IN ADDITION, THE COMPANY STATES ITS WILLINGNESS TO MAKE ITSELF AVAILABLE FOR MARKETING MEASURES TO SUPPORT THE SHARE PLACEMENT (ROADSHOWS, PRESS CONFERENCES, ANALYST MEETINGS, ETC.), TO UNDERTAKE ACTIVE INVESTOR RELATIONS AFTER THE PLACEMENT OF THE SHARES AND TO NOMINATE AT LEAST ONE CENTRAL CONTACT PERSON IN THE COMPANY'S MANAGEMENT FOR THESE TASKS.

e) THE COMPANY'S EXECUTIVE BOARD (UNDER ISRAELI LAW - BOARD OF DIRECTORS) WILL ENSURE THAT ALL OUTSTANDING QUESTIONS, DOUBTS, UNCERTAINTIES OR UNCLEAR MATTERS WILL BE DISCUSSED IN GOOD TIME WITH BAADER
   WERTPAPIERHANDELSBANK AG AND WITH THE COMPANY'S ADVISERS BEFORE THE RELEVANT DECISIONS ARE TAKEN OR THE RELEVANT EVENTS OCCUR.

f) BAADER WERTPAPIERHANDELSBANK AG WILL TREAT AS CONFIDENTIAL AND WILL NOT MAKE AVAILABLE TO THIRD PARTIES OR ANY UNRELATED EMPLOYEES OF BAADER WERTPAPIERHANDELSBANK AG CONFIDENTIAL INFORMATION ABOUT THE COMPANY AND ITS EXISTING SHAREHOLDER OBTAINED BY BAADER WERTPAPIERHANDELSBANK AG AS PART OF ITS ACTIVITIES UNDER THE TERMS OF THIS ENGAGEMENT LETTER, WITH THE EXCEPTION OF ANNOUNCEMENTS REQUIRED AS PART OF ITS STATUTORY OBLIGATIONS OR DUE TO LEGITIMATE OFFICIAL INSTRUCTIONS, OR FOR THE PURPOSE OF REPRODUCTION IN THE OFFERING PROSPECTUS/COMPANY REPORT, OR OTHER PUBLICATIONS RELATING TO THE PLACEMENT, AND FOR THE PURPOSE OF SYNDICATION TO OTHER SYNDICATE BANKS; IN THE LATTER CASES, HOWEVER, THIS IS ALLOWED ONLY TO THE EXTENT THAT THE SYNDICATE BANK CONCERNED ITSELF MAKES AN UNDERTAKING IN WRITING TO MAINTAIN SECRECY UNDER THE TERMS OF THIS PROVISION AND ONLY AFTER CLOSE CONSULTATION WITH THE COMPANY.


7 Lock-up

FOR A PERIOD OF 12 MONTHS COMMENCING ON THE DATE OF ADMISSION OF THE SHARES TO TRADING ON THE NEUER MARKT OF THE FRANKFURT STOCK EXCHANGE, THE COMPANY WILL NOT IMPLEMENT OR ANNOUNCE ANY CAPITAL INCREASES OR COMPARABLE MEASURES EXCEPT WITH THE CONSENT OF BAADER WERTPAPIERHANDELSBANK AG. BAADER WERTPAPIERHANDELSBANK AG WILL NOT REFUSE ITS CONSENT WITHOUT GOOD CAUSE.

For a period of 24 months commencing on the date of admission of the shares to the Neuer Markt, the Existing Shareholders of the Company undertake not to sell any shares of the Company without the consent of Baader Wertpapierhandelsbank AG, nor to announce such a sale or to take any other measures that are the economic equivalent of a sale. Baader Wertpapierhandelsbank AG will not refuse its consent without good cause.


8 Liability and Indemnity

BAADER WERTPAPIERHANDELSBANK AG WARRANTS THAT IT WILL ACT WITH THE DILIGENCE OF A PRUDENT BUSINESSMAN. IT DOES NOT WARRANT THAT INFORMATION AND DOCUMENTS MADE AVAILABLE BY THIRD PARTIES ARE COMPLETE AND CORRECT.

THROUGH THEIR SIGNATURES, THE COMPANY AND THE EXISTING SHAREHOLDER ASSUME RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE OFFERING PROSPECTUS/COMPANY REPORT TO BE PREPARED, FOR THE FACTUAL INFORMATION AND OPINIONS CONTAINED THEREIN AND FOR THE RESULTING OVERALL VIEW OF THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND LIQUIDITY POSITION OF THE COMPANY; NEITHER SHALL THE FACT THAT BAADER WERTPAPIERHANDELSBANK AG OR THE ADVISERS IT HAS ENGAGED PREPARE AND SIGN THE PROSPECTUS DISCHARGE THE COMPANY AND THE EXISTING SHAREHOLDER FROM THIS RESPONSIBILITY.

THE COMPANY AND THE EXISTING SHAREHOLDER SHALL INDEMNIFY BAADER WERTPAPIERHANDELSBANK AG FROM ALL CLAIMS, OBLIGATIONS, LOSSES, DAMAGES AND COSTS IT INCURS IN CONJUNCTION WITH THE ENGAGEMENT, INCLUDING DEFENSE AND LEGAL ADVICE COSTS FOR A PENDING OR THREATENED LAW SUIT. HOWEVER, THIS INDEMNITY OBLIGATION SHALL NOT APPLY IF THESE CLAIMS, OBLIGATIONS, LOSSES, DAMAGES OR COSTS ARE DUE TO THE GROSS NEGLIGENCE OR INTENTIONAL ACTS OF BAADER WERTPAPIERHANDELSBANK AG. INDEMNIFICATION OBLIGATION ARISES ONLY IF IPO IS EFFECTIVE.

INTERNALLY, THE COMPANY AND THE EXISTING SHAREHOLDER RELEASE THE
UNDERWRITING BANKS FROM ANY LIABILITY UNDER SECTION 45 OF THE BORSG (GERMAN STOCK EXCHANGE ACT) IN SO FAR AS SUCH UNDERWRITING BANKS HAVE ACTED ON THE BASIS OF INFORMATION PROVIDED TO IT BY THE COMPANY OR THE EXISTING SHAREHOLDER.


9 Duration

THIS ENGAGEMENT LETTER IS IN FORCE UNTIL DECEMBER 31, 2001 UNLESS BAADER WERTPAPIERHANDELSBANK AG FORSAKES THE IPO PROCESS EARLIER, IN WHICH EVENT LETTER SHALL BE AUTOMATICALLY TERMINATED.

This duration may be prolonged by mutual agreement. In the event of termination of this engagement due to expiration of the duration, the agreed costs, including the lump sum compensation for costs and expenses, will be reimbursed immediately, unless the parties agree to prolong the engagement. If the shares are publicly offered at a later date by Baader Wertpapierhandelsbank AG as lead manager and admitted to stock exchange trading, the lump sum compensation will be offset against the fee.

If the IPO is not executed in Germany until May 31, 2001, either due to bad market conditions or a valuation of company that is below US$ 50 Mio., the Existing Shareholders and the Company shall be entitled, after prior consultation with the Underwriting Bank, to proceed with the issue at markets outside Germany. In this case section 5 (clauses i - iv) remain unaffected.


10 Duties Subsequent to Admission

The Company undertakes to perform all measures necessary to maintain stock exchange admission and trading on the Neuer Markt. In addition, it undertakes to make available to Baader Wertpapierhandelsbank AG without delay all information required by Baader Wertpapierhandelsbank AG to perform its relevant obligations subsequent to admission.


11 Force Majeure

Baader Wertpapierhandelsbank AG is entitled to withdraw from this Engagement in the event of a material deterioration in the economic position of the Company, or if a fundamental change in the situation on the capital market is evident due to unusual, unavoidable events of an economic and/or political nature or as a consequence of government measures, or if there is a significant reduction in equity market receptiveness due to a negative mood, and all of these jeopardizes an IPO and an IPO is no longer reasonable for Baader Wertpapierhandelsbank AG, measured by customary market standards.


12 Miscellaneous

In the event that any provision of this Engagement Letter is or becomes ineffective or unenforceable in part or in full, this shall not affect the remaining provisions. Any gap arising due to the ineffectiveness or unenforceability of a provision of this Engagement Letter will be filled analogously by way of supplementary interpretation of the Engagement Letter, taking account of the interests of the parties concerned.

ANY AMENDMENTS OR SUPPLEMENTS TO THIS ENGAGEMENT LETTER MUST BE MADE IN WRITING; THIS ALSO APPLIES TO AMENDMENTS TO THIS REQUIREMENT OF WRITTEN FORM.

THIS ENGAGEMENT LETTER IS GOVERNED BY THE LAWS OF GERMANY. THE PLACE OF JURISDICTION IS MUNICH.

UNTERSCHLEI(BETA)HEIM, DECEMBER        , 2000
BAADER WERTPAPIERHANDELSBANK AG




-------------------------------             --------------------------------
UTO BAADER                                  STEFAN HOCK



TEL AVIV, DECEMBER       ,2000
OPUSDENT LTD.




-------------------------------



YOKNEAM, DECEMBER       ,2000
ESC MEDICAL SYSTEMS LTD.




Exhibit 23.1      Consent of Brightman Almagor & Co.

[GRAPHIC OMITTED]
Deloitte & Touche


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in the Registration Statements of ESC Medical Systems Ltd. on Form F-3 (File Nos. 333-6610, 333-8056 and 333-9256) and on Form S-8 (File
No. 333-6774) of our report dated March 30, 2001 relating to the consolidated financial statements, which appears in this Form 10-K.










Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 30, 2001




Exhibit 23.2      Consent of Luboshitz Kasierer.

                                             [GRAPHIC OMITTED]
                                             Arthur Anderson




                                Luboshitz Kasierer




To:
THE BOARD OF DIRECTORS
ESC MEDICAL SYSTEMS LTD.
------------------------



                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 -----------------------------------------


As independent public accountants, we hereby consent to the incorporation by reference in the Registration Statements of ESC Medical Systems Ltd. on Form F-3 (File No. 333-6610, 333-8056 and 333-9256) and on Form S-8 (File
No. 333-6774) of our report dated February 10, 1999 relating to the consolidated financial statements, which appears in this Form 10-K.





                                                       Luboshitz Kasierer
                                              Member Firm of Arthur Andersen




Haifa, Israel
March 30, 2001