Form 10-K/A
period 2000-12-31
ESC MEDICAL SYSTEMS LTD
filed 2001-04-30
CIK 1004945

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A

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

Title of Each Class                             Name of Each Exchange on Which
                                                Registered
None                                                              None

Securities registered pursuant to Section 12(g)of the Act:

      Ordinary Shares, NIS 0.10 par value per share
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The number of Ordinary Shares, NIS 0.10 par value per share, of the registrant outstanding as of April 27, 2001 was 27,630,898.

The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the Ordinary Shares on March 23, 2001 as reported on the Nasdaq National Market, was approximately $741,060,684.36. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule
13-G filed with the Commission and is as of December 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.


                    Documents Incorporated by Reference

None.


          ESC Medical Systems Ltd. (the "Company" or "ESC") hereby amends and restates in their entirety each of the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

-----------------------------------------------------------
Item No.     Part III                             Page
                                                  No.
-----------------------------------------------------------
10           Directors and Officers Registrant    2
-----------------------------------------------------------
11           Executive Compensation               9
-----------------------------------------------------------
12           Security Ownership and Certain       14
             Beneficial Owners and Management
-----------------------------------------------------------
13           Certain Relationship and Related     16
             Transactions
-----------------------------------------------------------


                                 PART III.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

The Board of Directors

         The management of the business of the Company is vested in the Board of Directors, which may exercise all such powers and do all such acts and things as the Company is authorized to exercise and do, and are not required by law or otherwise to be exercised by the shareholders. The Board of Directors may, subject to the provisions of the Israeli Companies Law 1999 ("Companies Law"), delegate any or all of its powers to committees, each consisting of one or more directors, and it may, from time to time, revoke such delegation or alter the composition of any such committees. Unless otherwise expressly provided by the Board, such committees shall not be empowered to further delegate such powers.

         Under the Companies Law, a board of directors of a public company must hold at least one meeting every three months. During the 2000 fiscal year and since the annual general meeting held on May 30, 2000 (the "2000 Meeting"), the Board of Directors held eight meetings. Each of the incumbent directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period that such director was in office) and (ii) the total number of meetings of all committees of the Board of which such director was a member (held during the period that such director was in office).

       Committees of the Board of Directors
       ------------------------------------

         The Board of Directors of the Company has an Executive Committee, Audit Committee and Compensation Committee.

       Executive Committee

         The Executive Committee has been empowered and authorized to exercise any and all of the powers and authorities vested with the Board of Directors relating to the management of the business of the Company, unless limited at any time by action by the Board of Directors, provided that no such action by the Board of Directors shall invalidate any action by the Executive Committee taken prior thereto, and provided further, that no action shall be taken by the Executive Committee which shall materially alter the nature of the business of the Company, dispose of any substantial assets of the Company, acquire any substantial new business or approve the Company's budget. The powers of the Executive Committee are subject to the provisions of the Companies Law, including the provisions prohibiting delegation by a board of directors to committees of certain issues. The Executive Committee consists of the following five directors: Jacob A. Frenkel (Chairman); Thomas G. Hardy; Ahron Dovrat; S.A. Spencer; and Prof. Zehev Tadmor. During the 2000 fiscal year and since the 2000 Meeting, the Executive Committee held two meetings.

       Audit Committee

         Under the Companies Law, the board of directors of a public company, including a company whose shares are traded in a stock exchange abroad, must appoint an audit committee, comprised of at least three independent directors but excluding: the chairman of the board of directors; the general manager; the chief executive officer; and any controlling shareholder and any director employed by the Company or who provides services to the Company on a regular basis. The role of the audit committee is to review and make recommendations with respect to flaws in the business management of the Company, in consultation with the internal auditor and the Company's independent accountants, and suggest an appropriate course of action.

         The approval of the Audit Committee is required to effect specified actions and transactions with office holders and interested parties. An interested party is defined in the Companies Law as a 5% or greater shareholder, any person or entity who has the right to designate one director or more or the general manager of the company or any person who serves as a director or as a general manager. Under the NASDAQ Stock Market rules, the Company is required to form an audit committee consisting of at least three independent directors. The responsibilities of the audit committee under the NASDAQ Stock Market rules include, among other things, evaluating the independence of a Company's outside auditors.

         The Company's Audit Committee currently consists of the following four directors, each of whom qualify as an independent director in compliance with the NASDAQ Stock Market rules: S.A. Spencer (Chairman); Prof. Zehev Tadmor; Mark Tabak and Philip Friedman. During the 2000 fiscal year and since the 2000 Meeting, the Audit Committee held three meetings.

       Compensation Committee

         The Compensation Committee, which consists of three directors, administers the Company's stock option plans and the Company's overall compensation practices. The members of the Company's Compensation Committee since December 31, 2000 are Aharon Dovrat (Chairman), Thomas G. Hardy and Mark Tabak (the "Compensation Committee"). During the 2000 fiscal year and since the 2000 Meeting, the Compensation Committee held three meetings.

         The following table lists certain information with respect to our directors, including the name, age, principal occupation and business experience during the past five years and the commencement of each term as a director.


Name                               Business Experience
----                               -------------------

Professor Jacob A. Frenkel         Prof.  Frenkel,  age 58, joined the Board of Directors of the Company on January
                                   25, 2000, and was elected Chairman of the Board. Professor Frenkel is the
                                   President of Merrill Lynch International and Chairman of Merrill Lynch's
                                   Sovereign Advisory Group and Global Financial Institutions Group. He is also the
                                   Chairman and CEO of the Group of Thirty (G-30). Previously, he served as
                                   Governor of the Bank of Israel from 1991 through 2000. During his tenure as
                                   Governor, he led the liberalization of the Israeli financial system, removed foreign exchange controls, and reduced Israel's inflation rate to a level prevailing in the major industrial countries. Prior to becoming the Governor of the Bank of Israel, he served from 1987 through 1991 as the Economic Counselor and Director of Research at the International Monetary Fund, and also held the
                                   David Rockefeller Chair of International Economics at the University of Chicago
                                   where he served on the faculty from 1973 to 1987. In 1994 he was named the
                                   Weisfeld Professor of Economics of Peace and International Relations at Tel Aviv
                                   University.


Aharon                             Dovrat Mr. Dovrat, age 69, joined the Board of Directors of the Company on June
                                   23, 1999. Mr. Dovrat is the founder and chairman of Dovrat & Company, Ltd., a privately held investment company, and chairman of Isal, Ltd., a publicly traded investment company. Between 1991 and 1998, Mr. Dovrat served as chairman of
                                   Dovrat, Shrem & Company, Ltd., a company publicly traded on the Tel Aviv Stock
                                   Exchange that divides its operations into the areas of investment banking and direct investment, fund management, underwriting, securities and brokerage services, real estate and industry. Between 1965 and 1991, Mr. Dovrat served as
                                   President and Chief Executive Officer of Clal (Israel) Ltd., a holding company, which by 1991 had become Israel's largest independent conglomerate, with capital of over $400 million and aggregate annual sales in excess of $2.5 billion. Mr.
                                   Dovrat also serves as the chairman of the board of directors of: Dovrat &
                                   Company, Isal Ltd., Breezecom Ltd., a wireless telecommunications equipment technology company, and Cognifit Ltd. In addition, Mr. Dovrat serves as a member of the board of directors of DS Polaris Ltd., Technomatix Technologies Ltd., a
                                   software company, Delta Galil Ltd., a textile company, Dovrat Shrem & Co. and
                                   B.O.S.- Better Online Solutions.


Philip Friedman                    Mr.  Friedman,  age 50,  joined  the  Board  of  Directors  June 23,  1999.  Mr.
                                   Friedman is the founder, President and Chief Executive Officer of Computer
                                   Generated Solutions, Inc., a leading privately held technology company founded by Mr. Friedman in 1984, that specializes in providing comprehensive computer technology and business solutions to companies across the globe in a wide variety of industries. Mr. Friedman was recognized as an Entrepreneur of the Year of the City of New York in 1996.


Thomas G. Hardy                    Mr.  Hardy,  age 55,  joined the Board of  Directors  of the Company in February
                                   1998. Since January 2000, Mr. Hardy has served as Vice Chairman of the Board of
                                   Directors of Trans Resources Inc. He was President and Chief Operating Officer
                                   of Trans-Resources, Inc. from December 1993 to December 2000, and was Executive
                                   Vice President of Trans Resources Inc. from June 1987 to December 1993. In addition, Mr. Hardy has been a director and member of the Financial Advisory
                                   Committee of Trans Resources Inc. since October 1992. Mr. Hardy was a director of Laser Industries Ltd. from January 1990 until February 1998, when it merged with the Company.


Dr. Darrell S. Rigel               Dr.  Rigel,  age 50,  joined the Board of  Directors  of the Company on June 23,
                                   1999. He has been a faculty member at New York University Medical School ("NYU")
                                   since 1979, is currently a physician and Clinical Professor of Dermatology at NYU, and is also an Adjunct Professor of Dermatology at Mt. Sinai School of
                                   Medicine in New York City. Dr. Rigel is a former president of the American
                                   Academy of Dermatology. In 1996, Dr. Rigel founded and assumed the Presidency of
                                   Interactive Horizons, Inc., a privately held company in the industry of interactive computer systems. Dr. Rigel graduated from Massachusetts Institute of Technology with an BS and an MS in Management Information Sciences.

Sash A. Spencer                    Mr.  Spencer,  age 69,  joined the Board of Directors of the Company on June 23,
                                   1999. He is the founder, Chief Executive Officer and principal investor of
                                   Holding Capital Group, LLC, a private LBO, MBO, venture capital and investment firm founded by Mr. Spencer in 1976. Mr. Spencer also serves as a member of the board of directors of Trans-Resources, Inc.


Professor Zehev Tadmor             Prof.  Tadmor,  age 64, joined the Board of Directors of the Company on June 23,
                                   1999. He currently serves as a Distinguished Institute Professor at the
                                   Department of Chemical Engineering at the Technion Israel Institute of
                                   Technology, Israel's major technological scientific research university (the
                                   "Technion"), which he joined in 1968. He served as the chairman of the board of the S. Neaman Institute for Advanced Studies in Science & Technology at
                                   the Technion since October 1998, and as chairman of the Yitzchak Rabin Center for
                                   Israel Studies since June 2000. Between October 1990 and September 1998,
                                   Professor Tadmor served as president of the Technion. Professor Tadmor serves as a member of the board of directors of Haifa Chemicals Ltd., a chemical and fertilizer company and a wholly-owned subsidiary of Trans-Resources, Inc.
                                   Professor Tadmor also serves on the board of governors of Technion, the
                                   USA-Israel Science & Technology Commission, and is an elected member of the
                                   Israeli Academy of Science and Humanities and the USA National Academy of
                                   Engineering.

Mark H. Tabak                      Mr.  Tabak,  age 49,  joined the Board of  Directors  of the Company on June 23,
                                   1999. Mr. Tabak is the Vice Chairman of Multiplan, Inc. and founder, President and Chief Executive Officer of International Managed Care Advisors, LLC, a
                                   company that invests in and develops managed care type delivery systems mainly addressing primary care needs in Latin America, Western and Central
                                   Europe and Asia. Mr. Tabak is also managing partner of Healthcare Capital
                                   Partners, affiliated with Capital Z Partners, a $3 billion investment fund focusing on investing in healthcare, insurance and financial services. Between
                                   1993 and 1996, Mr. Tabak served as President of AIG Managed Care, a subsidiary of American International Group. Between 1990 and 1993, Mr. Tabak served as
                                   President and Chief Executive Officer of Group Health Plan, a managed care company and from 1986 to 1990, he served as President and Chief Executive
                                   Officer of Clinical Pharmaceuticals, Inc., a pharmacy benefit management company he founded in 1986. From 1982 to 1986, he served as President and Chief
                                   Executive Officer of Health America Development Corporation.


Dr. Bernard Couillaud              Dr. Couillaud, age 56, joined the Board of Directors of the Company on April 30,
                                   2001. Since July, 1996, he has served as President and Chief Executive Officer of
                                   Coherent Inc. and as a member of the Coherent Board of Directors. Dr. Couillaud served as Vice President and General Manager of the Coherent Laser Group from
                                   March 1992 to July 1996. From July 1990 to March 1992, Dr. Couillaud served as
                                   Manager of the Coherent Advanced Systems Business Unit, and from September 1987 to July 1990 he served as Director of Research and Development for the Coherent
                                   Laser Group. From November 1983, when he joined Coherent Laser Group, to
                                   September 1987, Dr. Couillaud held various managerial positions with Coherent.
                                   Dr. Couillaud received his PhD in Chemistry from Bordeaux University, Bordeaux,
                                   France.



         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal.

         The following individuals are the executive officers and key management of the Company:

Name                           Position and Business Experience
----                           --------------------------------

Yacha Sutton                   Mr. Sutton,  age 57, has served as Chief Executive  Officer of the Company since
                               June 1999. Between July 1998 and April 1999, Mr. Sutton served as the Chief
                               Executive Officer of Scanvec Amiable Ltd. Between March 1995 and February 1998,
                               Mr. Sutton served as the President and Chief Executive Officer of Laser
                               Industries Ltd. Prior to such time, Mr. Sutton served as an Executive Vice
                               President and Chief Financial Officer of Laser Industries Ltd.


Sagi Genger                    Mr.  Genger,  age 29, was appointed  Chief  Financial  Officer of the Company in
                               November 1999. Prior to joining the Company, Mr. Genger was employed in the mergers and acquisitions department of Donaldson, Lufkin, and Jenrette, a leading Wall Street investment bank, from 1997 through 1999. Prior to that, Mr.
                               Genger worked from 1996 through 1997 at Holding Capital Group, a boutique investment house. Mr. Genger has an MBA and BS in Finance, International
                               Management and Legal Studies from the Wharton School of Business. Mr. Genger is the son of Mr. Arie Genger, a shareholder who owns more than 5% of the Company's issued and outstanding Ordinary Shares.


Louis Scafuri                  Mr. Scafuri, age 49, joined the Company in May 1999 as the Chief Executive
                               Officer of North America Operations. He presently serves as the Company's Chief
                               Operating Officer. Prior to this, Mr. Scafuri was the President and Chief
                               Operations Officer for Marquette Medical Systems, which was acquired by GE
                               Medical Systems. During his fourteen years with Marquette Medical Systems, he held a number of management and leadership positions, including President of
                               Marquette Cardiology Group, Executive Vice President of Europe, Middle Eastern
                               and African Operations and President of Marquette's Corometrics Medical System
                               Subsidiary.


 Asif Adil                     Mr. Adil, age 46, began to serve as Executive Vice President of Business Operations on September 1, 2000. Mr. Adil previously worked with McKinsey & Company, Inc. for the past 12 years, during the last six of which he was a partner. At McKinsey, he was a leader of the North American Healthcare and Consumer Sectors. In addition to responsibility for ESC's direct-to-consumer initiative (Aculight), he leads ESC's business operations in North America and the United Kingdom. Mr. Adil has
                               counseled governments and clients across a spectrum of business opportunities focused in the healthcare and consumer sectors. He has worked extensively with new and established companies on strategic business issues including pricing and promotion, branding, acquisition and divestitures, and global product launches.
                               Knowledge building in e-commerce and alliances were Mr. Adil's areas of specialty at McKinsey. He has also held senior management positions with Sony
                               Corporation and PepsiCo Inc. He has an M.B.A. with Distinction from Cornell
                               University and is a licensed C.P.A.


 Peter D'Errico                Mr. D'Errico, age 43, joined the Company in January 2000 and was appointed as the Vice President of Corporate Marketing. Previously, Mr. D'Errico was Vice
                               President, Worldwide Marketing for Chiron Diagnostics. During his sixteen years with Chiron Diagnostics and CIBA Corning Diagnostics, he held a number of management and leadership position including Vice President, International
                               Group, Managing Director, CIBA Corning Diagnostics Ltd., Halstead England and
                               Executive Director, New Business Development. Mr. D'Errico received a Masters in
                               Business Administration from Harvard University in 1983.


 Yossi Gal                     Mr. Gal, age 45, joined the Company in July 2000 as Vice President of Human
                               Resources. Prior to joining the Company, Mr. Gal served as Vice President of
                               Human Resources and MIS in GE Medical Systems Israel from 1997 to 2000.
                               Previously, Mr. Gal worked with Elscint Ltd. for 16 years in a number of managerial positions, which included Human Resources, Planning and Control
                               Director of Elscint's Manufacturing Division and Corporate Manager of Staffing
                               and Overseas Personnel. Mr. Gal has a B.A. in Sociology and Political Science
                               from Haifa University and an MSc. In Management & Behavioral Science from the
                               Technion.


Moshe Grencel                  Mr. Grencel, age 47, joined the Company in January 2001 as Vice President of
                               Operations. Prior to joining ESC, Mr. Grencel served as General Manager of
                               Elscint Industrial Solutions from 1998 to 2001. From years 1994 to 1998, Mr.
                               Grencel served as Vice President of Manufacturing at Elscint Ltd. Mr. Grencel
                               has a B.Sc. degree in Industrial Engineering from the Technion.


Yoram Levy                     Mr. Levy, age 51, is the Company's Vice President for Quality Assurance. He
                               joined the Company in March 1995 as the R&D director. Prior to this, Levy was the R&D Director for Fidelity Medical where he managed the design of an Image
                               Processor for x-ray rooms. Before joining Fidelity Medical, Mr. Levy held R&D management positions with Sony Corporation of America, Astronautics Corporation of America, Elbit computers and Elscint Ltd. in the medical imaging, high definition video image processing and in the defense industry.


Alon Maor                      Mr. Maor, age 38, joined the Company in January 1999 as the President and
                               Representative Director of ESC Japan. Since January 2000, Mr. Maor has served as
                               Chief Executive Officer of Asia Pacific Operations. Prior to joining the
                               Company, Mr. Maor was the President and Representative Director of Direx Japan,
                               a subsidiary of Direx Medical Systems. During his eleven years with Direx
                               Medical Systems, he formed Direx Japan and was responsible for capturing major market share in Japan  and Asia.


Israel Ohana, Ph. D.           Dr. Ohana, age 47, joined the Company in February 2000 as the Vice President,
                               Research and Development. Prior to joining the Company, Dr. Ohana served as Vice
                               President of the Nuclear Medicine Division during 1997 through 1999 at Elscint
                               Ltd. From 1995 through 1997, Dr. Ohana served as Nuclear Medicine research and development manager at Elscint Ltd. Dr. Ohana led the development of several revolutionary products in the area of tumor localization and cardiac malfunction and is the author or co-author of a number of patents and scientific publications. Dr. Ohana received a BA in physics and mathematics from the Hebrew
                               University of Jerusalem, Israel and an M.A. and Ph.D. in Physics from the Hebrew
                               University of Jerusalem, Israel.


Dr. Michael Slatkine           Dr. Slatkine,  age 54, was appointed Vice President,  New Business Development in September 1999 after having served as Vice President, Marketing since March
                               1998, and Senior Vice President-New Business Development of Laser Industries
                               Ltd. starting in 1995. Dr. Slatkine managed the marketing and development activities of Sharplan Lasers Inc., a subsidiary of Laser Industries Ltd., from
                               1992 to 1995. Dr. Slatkine holds a Ph.D. in Applied Physics from the Weizmann
                               Institute of Science and completed postdoctoral research at the LosAlamos
                               National Laboratories, New Mexico, USA.



Hadar Solomon                  Mr.  Solomon,  age 44, was  appointed  Vice  President,  General  Counsel  and
                               Corporate  Secretary  in March 1998,  after having  served as Vice  President,
                               Corporate  Affairs,  General  Counsel and Secretary of Laser  Industries  Ltd.
                               since May 1988.  From July 1984 to May 1988,  he served as  Assistant  General
                               Counsel of Laser  Industries  Ltd. Mr. Solomon is a Graduate of the Faculty of
                               Law of the Hebrew University of Jerusalem and is a member of the Israeli Bar.


Raphael Werner                 Mr. Werner,  age 42, was appointed  Chief  Executive  Officer of the Americas on
                               July  2000.  Prior to that,  he  served  as Vice  President,  Operations  of the
                               Company since  September  1999. He has served as Acting General Manager of Laser
                               Industries  Ltd.  since  February  1998 and as Vice  President of  International
                               Operations of Laser  Industries  Ltd. since April 1997. From April 1993 to April
                               1997,  he  served  as Laser  Industries  Ltd.'s  Director  and  Vice  President,
                               Operations.  Mr.  Werner holds a B.S. in  Industrial  Engineering  from Tel Aviv
                               University.


Section 16(A) Beneficial Ownership Reporting Compliance

         In 1999, the Company ceased to qualify as a "foreign private issuer" (as defined in the Exchange Act) and became subject to the reporting requirements of Section 16(a) of the Exchange Act. Section 16(a) requires that the Company's directors and executive officers, and holders of more than 10% of the Company's outstanding Ordinary Shares, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Ordinary Shares. The Company believes that during the fiscal year ended December 31, 2000, its directors, executive officers, and holders of more than 10% of its Ordinary Shares complied with the filing requirements of Section 16(a). In making this statement, the Company has relied solely on a review of copies of reports filed under Section 16(a) furnished to the Company and on the written representations of its directors and executive officers, except for one director who inadvertently failed to make a timely report.


ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning total compensation earned by or paid to the Chief Executive Officer and the four other highest paid executive officers of the Company as of December 31, 2000 (the "Named Officers") during the fiscal years indicated for services rendered to the Company and its subsidiaries.

                                                 SUMMARY COMPENSATION TABLE

                                             Annual Compensation                       Long-Term
                                                                                     Compensation
                                                                              Securities
                                               Variable          Other        Underlying
       Name and                              Compensation       Annual       Options/SARs     All Other
  Principal Position       Year    Salary       Bonus         Compensation      Granted      Compensation
                                    ($)          ($)            ($) (1)           (#)            ($)
                          --------

Yacha Sutton              2000    240,000         0            36,000(2)        400,000       318,750(3)
Chief Executive           1999    $87,298         0             28,977          223,005        318,750
Officer                   1997      N/A          N/A              N/A             N/A          660,284

Louis Scafuri             2000    277,884      262,000            --               0              0
Chief Operating           1999    163,461      275,519            --            450,000           0
Officer*                  1998      N/A          N/A              N/A             N/A             0

Alon Maor                 2000    322,122         0           415,384(4)                          0
Chief Executive           1999    282,153         0             442,453         100,000           0
Officer of Asia           1998      N/A          N/A              N/A             N/A             0
Pacific Operation **

Peter D'Errico            2000    149,038       64,854            --            100,000           0
Vice President            1999      N/A          N/A              N/A             N/A             0
 -- Corporate Marketing   1998      N/A          N/A              N/A             N/A             0

Raphael Werner --         2000    173,539       60,000            --               0              0
Chief Executive           1999     84,000       66,000            --            66,000            0
Officer -- Americas       1998     82,750       33,000            --               0              0
Business Unit***

         ---------------
*        Prior to May 2000, Mr. Scafuri served as the Chief Executive
         Officer, North America Operation.

**       Prior to January 2000, Mr. Maor served as the President and
         Representative Director of ESC Japan.

***      Prior to July 2000, Mr. Werner served as the Vice President of
         Operations since September 1999 and as the Acting General Manager of Laser Industries Ltd. since February 1998.

         N/A The Named Officers were not actively employed by the Company as of such time.

(1) Does not include perquisites or other personal benefits, securities or property, the aggregate value of which does not exceed the lesser of $50,000 or 10% of the Named Officer's salary and bonus.

(2) Payment includes $18,000 for flat rent and $18,000 for a payment made in respect of an Advance Study Fund.

(3) Payments made pursuant to a non-compete agreement between Yacha Sutton and the Company in connection with the acquisition of Laser Industries Ltd. by the Company.

(4) Payment includes $111,111 for reimbursements relating to flat rental and $257,977 in sales commissions.

       Option/SAR Grants in Last Fiscal Year

       The following table provides information on options granted to the Named Officers during the last fiscal year pursuant to the Company's option plans.

         The table also shows, among other data, hypothetical potential gains from options granted in fiscal year 2000. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of the price of Ordinary Share over the life of the options granted in fiscal year 2000. The assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects. No SAR's were granted during the last fiscal year and no SAR's are currently outstanding.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR.

                                                                                   Potential Realizable
                                      Individual Option Grants                    Value at Assumed Annual
                                                                                   Rates of Stock Price
                     Number of                                                    Appreciation for Option
                     Securities    Percent of Total                                        Term
Name                 Underlying    Options Granted       Exercise
                      Options      to Employees in        Price       Expiration     5%($)       10%($)
                   Granted (#)(1)    Fiscal Year          ($/sh)         Date
             -------

Yacha Sutton         400,000(2)          16%              8.875        01 / 10     2,232,576    5,657,786

Louis Scafuri            0                0                 --            --          --           --
Alon Maor                0                0                 --            --          --           --
Peter D'Errico        100,000             4%                8           12/09       503,116     1,274,994
Raphael Werner           0                0                 --            --          --           --


     (1) All options have a term of ten years from respective grant dates.

     (2) The Compensation Committee of the Board accelerated Mr. Sutton's options as of January 2, 2001. In connection with such acceleration Mr. Sutton agreed to a lock-up arrangement mirroring the original vesting period prohibiting Mr. Sutton from selling shares acquired from exercise of such options, except with respect to the sale of shares necessary to enable a cashless exercise of other options.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal
     Year-End Option Values

         The following table summarizes for each of the Named Officers option exercises during the 2000 fiscal year, including the aggregate value of gains on the date of exercise, the total number of unexercised options for Ordinary Shares, if any, held at December 31, 2000 and the aggregate number and dollar value of unexercised in-the-money options for Ordinary Shares, if any, held at December 31, 2000. The value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price of such options and the fair market value of the underlying Ordinary Shares on December 29, 2000, which was $12.0625 per share. Actual gains, if any, upon exercise will depend on the value of Ordinary Shares on the date of any exercise of options.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND YEAR-END OPTION/SARVALUES

                                                      Number of Securities
                                                           Underlying             Value of Unexercised
                                                     Unexercised Options at      In-the-Money Options at
                                                       Fiscal Year End (#)       Fiscal Year End ($)(1)
                         Shares
                       Acquired on      Value      Exercisable  Unexercisable  Exercisable  Unexercisable
     Name               Exercise     Realized ($)
                           (#)
               --------
Yacha Sutton                0             0          289,671       333,334      1,594,415     1,063,335
Louis Scafuri               0             0          445,000          0         3,115,980         --
Alon Maor                   0             0          100,000          0          700,200          --
Peter D'Errico              0             0           20,000        80,000        81,300       325,200
Raphael Werner              0             0           26,000        31,000       181,717       416,110

------
(1)      The closing price of the ordinary shares on December 31, 2000 was $12.065 per share.


Employment Agreements, Termination Provisions and Change in Control Arrangements

       Employment Agreement with Yacha Sutton

       Effective January 1, 2000, the Company entered into an employment agreement with Yacha Sutton (the "Sutton Agreement"), pursuant to which Mr. Sutton will be employed by the Company in the position of Chief Executive Officer. The Sutton Agreement will terminate automatically on December 31, 2002, unless otherwise agreed between Mr. Sutton and the Company in writing and with the approval of the Board or unless earlier terminated under specified circumstances.

         The Sutton Agreement provides for a monthly base salary of $20,000. Mr. Sutton is entitled to use a Company vehicle in accordance with the Company's existing policies and the Company provides Mr. Sutton with such additional benefits as generally provided by the Company to its senior executives, including managers' insurance and Education Fund. The Sutton Agreement provides for non-competition and non-solicitation covenants for a period of two years following the date of termination of the Sutton Agreement.

         Mr. Sutton was granted options to purchase up to 400,000 of the Company's ordinary shares under the terms and conditions of the Company's 1999 Option Plan (the "Plan"). The exercise price per share for the shares covered by the said options is $8.875 (the closing price of the ordinary shares on the Nasdaq Stock Market on January 3, 2000). These options have all vested. Unless the Sutton Agreement and Mr. Sutton's employment with the Company is terminated by Mr. Sutton for any reason or by the Company for cause, all vested options will be exercisable at any time thereafter until December 31, 2009, and will otherwise be subject to the provisions of the Plan.

         In the event of any termination of the Sutton Agreement and Mr. Sutton's employment, the Company will only be obligated to pay (i) base salary and benefits until the effective date of termination, provided that Mr. Sutton continues his employment obligations through such period (if so required by the Company), (ii) any severance payment to which Mr. Sutton will be entitled pursuant to applicable Israeli law less any amounts received by Mr. Sutton from his Managers' Insurance on account of a severance payment and (iii) earned but unpaid benefits under Company plans.

         In addition to the payments specified above, if Mr. Sutton's employment is terminated by the Company at any time other than for cause (as defined in the Sutton Agreement), then the unpaid balance of the amounts payable by the Company to Mr. Sutton pursuant to the Non-Competition Agreement, dated February 22, 1998, between the Company and Mr. Sutton will be paid to Mr. Sutton in a lump sum, in lieu of monthly installments.

         Employment Agreement with Louis Scafuri

         The Company and ESC Medical Systems Inc., a wholly owned subsidiary of the Energy Systems Holdings, Inc., a wholly-owned subsidiary of the Company, are parties to an employment agreement with Louis Scafuri (the "Scafuri agreement") pursuant to which Mr. Scafuri serves as Chief Operating Officer. The Scafuri Agreement became effective as of April 1, 1999, and will continue in effect (unless previously terminated) until March 31, 2002, except that on each March 31 (commencing March 31, 2000), the Scafuri Agreement will be extended for an additional period of one year unless either party delivers a notice of intent not to renew not later than January 1 of any year. The Scafuri Agreement may be terminated by either party by giving a six-months prior written notice of the intent to terminate the agreement; provided that in the event of a Change in Control (as defined in the Scafuri Agreement), the Company may exercise its right to terminate Mr. Scafuri's employment only upon at least one year's prior notice.

         The Scafuri Agreement provides for a monthly base salary of $22,917. In 2000, Mr. Scafuri received an annual bonus of $262,000 which was based upon the Company's achievement of certain performance goals. Mr. Scafuri is also eligible for an annual bonus in an amount of up to 80% of the base salary provided that the Company achieves certain performance goals. Mr. Scafuri is also subject to a two year non-compete covenant and a one-year non-solicitation covenant following the date he ceases to be employed by the Company.

         Employment Agreement with Alon Maor

         ESC Japan Company Ltd. ("ESC Japan"), a wholly owned subsidiary of the Company, is party to an employment agreement with Alon Maor (the "Maor Agreement") pursuant to which Mr. Maor serves as Chief Executive Officer of Asia Pacific operations. The Maor Agreement may be terminated by either party upon the expiration of the term by a giving six-months prior notice.

         Pursuant to the Maor Agreement, Mr. Maor will receive an annual base salary in the amount of 22,000,000 (twenty-two million yen), an annual housing allowance of approximately Y12,000,000, an annual allowance of Y5,000,000 for the education of his children (subject to a tax gross up), a company car and reimbursement for club membership dues. In addition, ESC Japan will provide Mr. Maor with a retirement benefit after his first year of service, which amount will equal the gross monthly salary at the time of retirement and which will be increased in subsequent years by one month's gross salary for each full year of employment by Mr. Maor. ESC Japan will also pay 50% of the cost of Mr. Maor's Japanese National Health Insurance Premiums. The Maor Agreement also provides for Mr. Maor to enter into a confidentiality and non-competition agreement in accordance with standard Company policy.


         Employment Agreement with Peter D'Errico

         ESC Medical Systems, Inc. is party to an employment agreement with Peter D'Errico (the "D'Errico Agreement") pursuant to which Mr. D'Ericco serves as the Vice President of Corporate Marketing for the Company. As of January 6, 2000, Mr. D'Errico received an annual base salary of $155,000. Mr. D'Errico may be entitled to a bonus in the amount of $87,500 depending the achievement of certain performance targets.

         The D'Errico Agreement also provides for an option to purchase an aggregate of 100,000 ordinary shares. The options will vest over a period of five years with an exercise price of $8.00 per share. Mr. D'Errico is also entitled certain benefits which the Company provides for similarly situated employees. Pursuant to the D'Errico Agreement, in the event of a termination of Mr. D'Errico's Agreement as a result of death or disability, or for reasons which are beyond Mr. D'Errico's control, Mr. D'Errico will be entitled to a severance payment in the amount equal to six-months salary. The D'Errico Agreement also provides for Mr. D'Errico to enter into a confidentiality and non-competition agreement in accordance with standard Company policy.

         Employment Agreement with Raphael Werner

         The Company is a party to an employment agreement with Mr. Raphael Werner (the "Werner Agreement") pursuant to which Mr. Werner serves as the Chief Executive Officer of the Company's American operations. The term of the Werner Agreement commenced on July 1, 2000. Under the terms of the Werner Agreement, the Company is required to give Mr. Werner three months prior notice in the event the Company terminates the Werner Agreement within 24 months from the date of Mr. Werner's relocation to the United States. The Werner Agreement provides for an annual base salary of $180,000 and an annual bonus of $90,000 for meeting certain targets as fully detailed in the Werner Agreement.

         Pursuant to the Werner Agreement, the Company is obligated to pay up to $15,000 to Mr. Werner to cover expenses associated with relocation of Mr. Werner and his family back to Israel, unless the termination of employment was initiated by Mr. Werner. The Werner Agreement provides for benefits similar to those provided by the Company to other similarly situated employees. Under the terms of the Werner Agreement, Mr. Werner is also obligated to enter into confidentiality and non-competition agreement in accordance with standard Company policy.

       Directors' Compensation

         Subject to shareholder approval, each of the directors of the Company who serves on any one or more of the sub-committees of the Board (other than the Chairman), are entitled to a cash retainer fee for participation in meetings of the Board of Directors or any sub-committee at $2,500 per calendar quarter. Directors (other than the Chairman) are not entitled to receive any additional per-meeting fee but they will be reimbursed for their reasonable travel and accommodation expenses.

       Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         No member of the Compensation Committee is currently, or was at any time during the fiscal year ended December 31, 2000, an officer or employee of the Company (except for Mr. Thomas G. Hardy's consultancy engagement with the Company as specified under Item 13 hereunder). No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as members of the Company's Board of Directors or Compensation Committee.

         In April, 2001, the Board of Directors notified changes to the compensation terms of the executive officers of the Company, subject to the execution of amendments to existing employment agreements.

ITEM 12: SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding beneficial ownership of the Company's Ordinary Shares as of April 27, 2001(except as otherwise specified in the footnotes) by (i) each person who is the beneficial owner of more than 5% of the outstanding Ordinary Shares, (ii) all directors of the Company, (iii) the Company's Chief Executive Officer and four most highly compensated executive officers, and (iv) all directors and executive officers as a group. The Company had approximately 27,630,898 ordinary shares outstanding as of April 27, 2001.


      ----------------------------------------------------------------------------------------------------

      Beneficial Owner           Shares Owned       Options             Total
                                                    Exercisable         Beneficial         Percentage
                                                    within 60 days      Ownership          Ownership
      ----------------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------------
      Coherent, Inc. (1)         5,432,099          0                   5,432,099          16.42%

      Provident Investment       3,053,917          0                   3,053,917          11.05%
      Counsel  (2)

      Arie Genger (3)            2,279,757          500,000             2,779,757          10.06%

      FMR Corp (4)               2,445,350          0                   2,445,350          8.85%

      Bernard Gottstein (5)      1,939,634          0                   1,939,634          7.02%

      Aharon Dovrat              0                  20,000              20,000             0.07%

      Jacob A. Frenkel           10,000             400,000             410,000            1.48%

      Philip Friedman            25,000             40,000              65,000             0.24%

      Thomas Hardy               91,515             0                   91,515             0.33%

      Darrell S. Rigel           6,000              40,000              46,000             0.17%

      Sash A. Spencer            11,000             40,000              51,000             0.19%

      Mark H. Tabak              0                  40,000              40,000             0.15%

      Zehev Tadmor               0                  20,000              20,000             0.07%

      Yacha Sutton               225,000            198,005             423,005            1.52%

      Louis Scafuri              5,000              445,000             450,000            1.63%

      Alon Maor                  0                  100,000             100,000            0.36%

      Peter D'Errico             2,000              20,000              22,000             0.08%

      Raphael Werner             0                  9,000               9,000              0.03%

      All directors and          525,415            1,449,005           1,974,420          7.15%
      executive officers as a
      group (22 persons)

       ---------------

(1)      The address of Coherent, Inc. ("Coherent") is 5100 Patrick Henry
         Drive, Santa Clara, California 95054. Pursuant to an Asset
         Purchase Agreement, dated as of February 25, 2001, by and among ESC Medical Systems Ltd., Energy Systems Holdings, Inc., and
         Coherent, Coherent agreed to acquire 5,432,099 ordinary shares of ESC in exchange for certain of its assets, principally relating to its Medical Group.

(2)      The address of Provident Investment Counsel is 300 North Lake
         Avenue, Pasadena, CA 91101-4022.

(3)      The address of Mr. Arie Genger is 375 Park Avenue, New York, New
         York 10152. The 2,279,757 shares include (a) 59,210 shares held directly by Mr. Genger, (b) 2,176,547 shares held by corporations directly or indirectly controlled by Mr. Genger, which controlled corporations might be deemed to share voting and investment power with Mr. Genger as to these shares, (c) 40,000 shares owned by a trust for the benefit of a minor child of a third party of which Mr. Genger is sole trustee, as to which Mr. Genger disclaims beneficial ownership and (d) 4,000 shares beneficially owned by Mr. Genger's spouse, as to which Mr. Genger disclaims beneficial ownership.

(4)      The address of FMR Corp. is 82 Devonshire Street, Boston,
         Massachusetts 02109.


(5)      The address of Mr. Gottstein is 550 West 7th Avenue, Suite 1540,
         Anchorage, Alaska 99501.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         In October 2000, the Company engaged Mr. Thomas G. Hardy, a director of the Company, as an outside consultant. Through March 31, 2000, Mr. Hardy received approximately $100,000 from the Company for his consulting services. As required under the Companies Law, Mr. Hardy's consulting agreement will be brought for approval to the next shareholders meeting.


                                 SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESC MEDICAL SYSTEMS LTD.

By: /s/ Yacha Sutton
      Yacha Sutton,
      Chief Executive Officer

Dated: April 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                    Date
-------------------------  ------------------------------   ----------------
-------------------------  ------------------------------   ----------------

/s/ Jacob A. Frenkel              Chairman of the           April 30, 2001
Prof. Jacob A. Frenkel           Board of Directors

/s/ Aharon Dovrat                     Director              April 30, 2001
Mr. Aharon Dovrat

/s/ Philip Friedman                   Director              April 30, 2001
Mr. Philip Friedman

/s/ Thomas G. Hardy                   Director              April 30, 2001
Mr. Thomas G. Hardy

/s/ Darrell S. Rigel                  Director              April 30, 2001
Prof. Darrell S. Rigel

/s/ S.A. Spencer                      Director              April 30, 2001
Mr. S.A. Spencer

/s/ Mark H. Tabak                     Director              April 30, 2001
Mr. Mark H. Tabak

/s/ Zehev Tadmor                      Director              April 30, 2001
Prof. Zehev Tadmor

/s/ Yacha Sutton              Chief Executive Officer       April 30, 2001
Mr. Yacha Sutton           (Principal Executive Officer)

/s/ Sagi Genger               Chief Financial Officer       April 30, 2001
Mr. Sagi Genger            (Principal Financial Officer)