Form 10-K/A
period 2000-12-31
ESC MEDICAL SYSTEMS LTD
filed 2001-05-16
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The number of Ordinary Shares, NIS 0.10 par value per share, of the registrant outstanding as of April 30, 2001 was 33,062,993.

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

                       Documents Incorporated by Reference

None.


     ESC Medical Systems Ltd. (the "Company" or "ESC") hereby further amends and restates in its entirety the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001, as previously amended on April 30, 2001.

---------------------------------------------
Item No.     Part III

---------------------------------------------
12           Security Ownership of Certain
             Beneficial Owners and Management
---------------------------------------------

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding beneficial ownership of the Company's Ordinary Shares as of April 30, 2001 by (i) each person who is the beneficial owner of more than 5% of the outstanding Ordinary Shares, (ii) all directors of the Company, (iii) the Company's Chief Executive Officer and four most highly compensated executive officers, and (iv) all directors and executive officers as a group. The Company had approximately 33,062,993 ordinary shares outstanding as of April 30, 2001. Pursuant to an Asset Purchase Agreement, dated as of February 25, 2001, by and among ESC, Energy Systems Holdings, Inc., and Coherent, Inc. ("Coherent"), on April 30, 2001 Coherent acquired 5,432,099 ordinary shares of ESC in exchange for certain of its assets, principally relating to its Medical Group.

      ------------------------------------------------------------------------------------------------
      Beneficial Owner           Shares Owned       Options             Total
                                                    Exercisable         Beneficial         Percentage
                                                    within 60 days      Ownership          Ownership
      ================================================================================================
      Coherent, Inc. (1)         5,432,099          0                   5,432,099          16.43%

      Provident Investment       3,053,917          0                   3,053,917          9.24%
      Counsel  (2)

      Arie Genger (3)            2,279,757          500,000             2,779,757          8.28%

      Barnard Gottstein (4)      1,939,634          0                   1,939,634          5.87%

      Aharon Dovrat              0                  20,000              20,000             *

      Jacob A. Frenkel           10,000             400,000             410,000            1.23%

      Philip Friedman            25,000             40,000              65,000             *

      Thomas Hardy               91,515             0                   91,515             *

      Darrell S. Rigel           6,000              40,000              46,000             *

      Sash A. Spencer            11,000             40,000              51,000             *

      Mark H. Tabak              0                  40,000              40,000             *

      Zehev Tadmor               0                  20,000              20,000             *

      Yacha Sutton               225,000            198,005             423,005            1.27%

      Louis Scafuri              5,000              445,000             450,000            1.34%

      Alon Maor                  0                  100,000             100,000            *

      Peter D'Errico             2,000              20,000              22,000             *

      Raphael Werner             0                  9,000               9,000              *

      All directors and          525,415            1,449,005           1,974,420          5.72%
      executive officers as a
      group (22 persons)

     ---------------

*    Less than 1%.

(1) The address of Coherent is 5100 Patrick Henry Drive, Santa Clara, California 95054.

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

(4) The address of Mr. Gottstein is 550 West 7th Avenue, Suite 1540, Anchorage, Alaska 99501.


Dated: May 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                    Date
---------                               -----                    ----

/s/ Jacob A. Frenkel              Chairman of the           May 16, 2001
Prof. Jacob A. Frenkel           Board of Directors

/s/ Aharon Dovrat                     Director              May 16, 2001
Mr. Aharon Dovrat

/s/ Philip Friedman                   Director              May 16, 2001
Mr. Philip Friedman

/s/ Thomas G. Hardy                   Director              May 16, 2001
Mr. Thomas G. Hardy

/s/ Darrell S. Rigel                  Director              May 16, 2001
Prof. Darrell S. Rigel

/s/ S.A. Spencer                      Director              May 16, 2001
Mr. S.A. Spencer

/s/ Mark H. Tabak                     Director              May 16, 2001
Mr. Mark H. Tabak

/s/ Zehev Tadmor                      Director              May 16, 2001
Prof. Zehev Tadmor

/s/ Yacha Sutton              Chief Executive Officer       May 16, 2001
Mr. Yacha Sutton           (Principal Executive Officer)

/s/ Sagi Genger               Chief Financial Officer       May 16, 2001
Mr. Sagi Genger            (Principal Financial Officer)