Form 10-K/A
period 2000-12-31
ESC MEDICAL SYSTEMS LTD
filed 2001-05-16
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 3

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

                       Documents Incorporated by Reference

None.

This Amendment corrects and replaces the signature page previously filed with Amendment No. 2 on the date hereof.

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