Form 10-Q
period 2001-03-31
ESC MEDICAL SYSTEMS LTD
filed 2001-05-21
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the Quarterly Period Ended March 31, 2001


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

Registrant's telephone number, including area code: 972-4-9599000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

     The number of shares outstanding of the registrant's common stock as of May 17, 2001 was 33,070,391 Ordinary Shares, NIS 0.10 par value per share.

                            ESC MEDICAL SYSTEMS LTD.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2001


                                      INDEX


PART I.  FINANCIAL INFORMATION................................................4

  ITEM 1.  Financial Statements...............................................4

     1)  Independent Accountant's Review Report...............................5

     2)  Consolidated Balance Sheets..........................................6

     3)  Consolidated Statements of Operations................................7

     4)  Statement of Changes in Shareholders' Equity.........................8

     5)  Consolidated Statements of Cash Flows................................9

     6)  Notes to Unaudited Condensed Interim Consolidated Financial
         Statements..........................................................10

  ITEM 2.  Management's  Discussion and Analysis of Financial Condition
           and Results of Operations.........................................15

  ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.........18


PART II. OTHER INFORMATION...................................................18

  ITEM 1.  Legal Proceedings.................................................18

  ITEM 6.  Exhibits and Reports on Form 8-K..................................19

                                   # # # # # #

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     Independent Accountant's Review Report


The Board of Directors
ESC Medical Systems Ltd.
Yokneam


We have reviewed the accompanying interim consolidated balance sheet of ESC Medical Systems Ltd. ("the Company") and consolidated subsidiaries as of March 31, 2001 and the related interim consolidated statement of operations, statement of changes in shareholders' equity and statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv
May 18, 2001

                            ESC MEDICAL SYSTEMS LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           March 31,   December 31,
                                                                             2001         2000
                                                                          ---------     ---------
                                                                         (Unaudited)
                                                                          ---------
CURRENT ASSETS
  Cash and cash equivalents                                               $  30,203     $  43,396
  Short-term investments                                                      4,640           123
  Trade receivables                                                          54,656        54,156
  Prepaid expenses and other receivables                                      7,132         6,949
  Inventories                                                                55,536        50,288
                                                                          ---------     ---------
                                                                            152,167       154,912


FINISHED  GOODS USED IN OPERATIONS                                            3,508         2,758

LONG-TERM INVESTMENTS
  Bank deposits and securities                                                  941           941
  Trade receivables                                                             460           341
  Other                                                                       6,562         6,993

FIXED ASSETS                                                                  9,730         9,695

OTHER ASSETS                                                                  6,209         4,889
                                                                          ---------     ---------
         Total assets                                                     $ 179,577     $ 180,529
                                                                          =========     =========

CURRENT LIABILITIES
  Short-term debt and current maturities of long-term loans               $   4,420     $   4,420
  Accounts payable and accrued expenses                                      39,573        54,316
                                                                          ---------     ---------
                                                                             43,993        58,736
                                                                          ---------     ---------
LONG TERM LIABILITIES
  Bank loans                                                                     15            18
  Restructuring accrual                                                         878           963
  Accrued severance pay                                                       1,408         1,162
  Convertible subordinated notes                                             91,787        91,787
                                                                          ---------     ---------
                                                                             94,088        93,930
                                                                          ---------     ---------
Total liabilities                                                           138,081       152,666
                                                                          ---------     ---------
SHAREHOLDERS' EQUITY
  Ordinary shares of NIS 0.1 par value: Authorized - 50,000,000 shares;
    Issued and outstanding - 27,630,895 and 27,629,017 shares, respectively
                                                                                580           578
  Additional paid-in capital                                                140,473       137,033
  Unearned compensation                                                          --          (120)
  Accumulated deficit                                                       (92,465)      (96,693)
  Treasury stock, at cost: 1,026,208 and 1,871,684 shares, respectively      (7,092)      (12,935)
                                                                          ---------     ---------
         Total shareholders' equity                                          41,496        27,863
                                                                          ---------     ---------
         Total liabilities and shareholders' equity                       $ 179,577     $ 180,529
                                                                          =========     =========


The accompanying notes are an integral part of these interim consolidated financial statements.

                            ESC MEDICAL SYSTEMS LTD.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                              For the three
                                                               months ended
                                                                March 31,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
REVENUES                                                  $ 43,868     $ 36,028

COST OF SALES                                               15,562       16,481
                                                          --------     --------
         Gross profit                                       28,306       19,547
                                                          --------     --------
OPERATING EXPENSES
   Research and development, net                             3,075        2,806
   Selling, marketing and administrative expenses           20,579       14,549
                                                          --------     --------
         Total operating expenses                           23,654       17,355
                                                          --------     --------
         Operating income                                    4,652        2,192

FINANCING EXPENSES, NET                                     (1,369)      (1,040)
                                                          --------     --------
         Income before income taxes                          3,283        1,152

INCOME TAXES                                                 1,496          (98)
                                                          --------     --------
         Income after income taxes                           4,779        1,054

COMPANY'S SHARE IN LOSSES OF AFFILIATES                        551          102
                                                          --------     --------
       Net income before extraordinary item                  4,228          952

EXTRAORDINARY GAIN ON PURCHASE OF
  COMPANY'S CONVERTIBLE NOTES                                   --          292
                                                          --------     --------
         Net income for the period                        $  4,228     $  1,244
                                                          ========     ========

EARNINGS PER SHARE
   Basic:
   Income before extraordinary item                       $   0.16     $   0.04
   Extraordinary gain                                           --         0.01
                                                          --------     --------
         Net earnings per share                           $   0.16     $   0.05

   Diluted:
   Income before extraordinary item                       $   0.14     $   0.04
   Extraordinary gain                                           --         0.01
                                                          --------     --------
         Net earnings per share                           $   0.14     $   0.05
                                                          ========     ========

WEIGHTED AVERAGE NUMBER
   OF SHARES
     Basic                                                  26,181       25,061
                                                          ========     ========
     Diluted                                                30,297       27,564
                                                          ========     ========

The accompanying notes are an integral part of these interim consolidated financial statements.

                            ESC MEDICAL SYSTEMS LTD.
              INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                              Additional
                                     Share      paid in    Unearned    Accumulated   Treasury
                                     capital   capital   compensation    deficit      stock       Total
                                     -------   -------   ------------   --------     --------    -------
Balance as of
  December 31, 2000                  $  578   $137,033     $  (120)     $(96,693)    $(12,935)   $27,863

Exercise of options                       2      2,473                                  5,843      8,318

Amortization of unearned
  compensations                                                120                                   120


Acceleration of vesting of options                                                                   967

Net income for the period                                                  4,228                   4,228
                                     ------   --------     -------      --------     --------    -------
Balance as of March 31, 2001         $  580   $140,473     $  --        $(92,465)    $ (7,092)   $41,496
                                     ======   ========     =======      ========     ========    =======


The accompanying notes are an integral part of these interim consolidated financial statements.

                            ESC MEDICAL SYSTEMS LTD.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                        For the three months
                                                                           ended March 31
                                                                        --------------------
                                                                         2001        2000
                                                                       --------    --------
CASH FLOWS - OPERATING ACTIVITIES
  Net income                                                           $  4,228    $  1,244
  Adjustments to reconcile net income to net cash
    used in operating activities -
      Income and expenses not affecting operating cash flows:
       Amortization of unearned compensation                                120          32
       Acceleration of vesting of option                                    967
       Depreciation and amortization                                      1,086       1,143
       Gain on purchase of Company's convertible notes                       --        (292)
       Company's share on losses of affiliates                              551         102
       Other                                                                246        (316)
      Changes in operating assets and liabilities:
       Increase in trade receivables                                       (619)     (4,961)
       Decrease (Increase) in prepaid expenses and other receivables     (1,633)        565
       Decrease (increase) in inventories (1)                            (5,998)      2,868
       Decrease in accounts payable and accrued expenses                (14,828)    (18,724)
                                                                       --------    --------
       Net cash - operating activities                                  (15,880)    (18,339)
                                                                       --------    --------

CASH FLOWS - INVESTING ACTIVITIES
  Purchase of fixed assets                                                 (991)       (696)
  Short-term investments, net                                            (4,637)      4,473
                                                                       --------    --------
       Net cash - investing activities                                   (5,628)      3,777
                                                                       --------    --------

CASH FLOWS - FINANCING ACTIVITIES
  Purchase of convertible notes                                              --        (873)
  Proceeds from exercise of options                                       8,318       1,186
  Repayment of long-term loans                                               (3)         (4)
  Increase in short-term bank debt, net                                      --          44
                                                                       --------    --------
       Net cash - financing activities                                    8,315         353
                                                                       --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (13,193)    (14,209)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         43,396      24,524
                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               30,203      10,315
                                                                       ========    ========

CASH PAID DURING THE PERIOD IN RESPECT OF:
  Income taxes                                                              141         211
                                                                       ========    ========
  Interest                                                                2,767       2,777
                                                                       ========    ========

(1) Including finished goods used in operations


The accompanying notes are an integral part of these interim consolidated financial statements.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2001
                       (In thousands, except share data)


Note 1 - BASIS OF PRESENTATION

     A. The unaudited condensed interim consolidated financial statements as of March 31, 2001 and for the three months then ended ("interim financial statements") of ESC Medical Systems Ltd. ("the Company") and subsidiaries should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2000 and for the year then ended, including the notes thereto. The results of operations for the interim period are not necessarily indicative of the results to be expected on a full-year basis.

     B. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

          The accounting principles applied in the preparation of these interim financial statements are consistent with those principles applied in the preparation of the most recent annual audited consolidated financial statements.

          Certain amounts in the consolidated balance sheet as of December 31, 2000 have been reclassified in order to conform to the March 31, 2001 presentation.


Note 2 - ADDITIONAL INFORMATION

     A. On February 25, 2001, the Company, its wholly-owned subsidiary, Energy Systems Holdings Inc. ("ESH"), and Coherent, Inc. ("Coherent"), entered into an Asset Purchase Agreement, dated as of February 25, 2001 (the "Asset Purchase Agreement"), pursuant to which Coherent agreed to sell or cause to be sold to the Company and certain of its subsidiaries (collectively, the "Buyer Group") substantially all of the assets and liabilities of the Coherent Medical Group, Coherent's medical products division (the "Acquisition"). On April 30, 2001, the Buyer Group and Coherent and its subsidiaries completed the
          Acquisition (the "Closing"). In addition, on April 30, 2001, the parties amended the Asset Purchase Agreement.

          At the Closing, the Coherent entities received $100,000 in cash (the "Cash Purchase Price"), 5,432,099 ordinary shares of the Company (the "Shares"), and an eighteen-month note bearing interest at the rate of 5% per annum and in the principal amount of $12,900 (the "Note", together with the Cash Purchase Price and the Shares, the "Closing Consideration"). The Asset Purchase Agreement also provides for a post-Closing earn-out payment to Coherent of up to $25,000, subject to certain financial conditions being met (the "Post-Closing Consideration"). The amount and terms of the Closing Consideration and the Post-Closing Consideration were determined by arms-length negotiations among the parties.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2001
                       (In thousands, except share data)


Note 2 - ADDITIONAL INFORMATION (Cont.)

     A.   (Cont.)

          To finance the Acquisition, ongoing working capital needs and, if needed, the refinancing of the Company's 6% convertible subordinated notes due September 1, 2002, the Company and certain of its subsidiaries entered into various financing arrangements (the "Financing") with Bank Hapoalim B.M (the "Bank"). The Financing consists of: (a) a $100,000 six-year term loan, (b) a $50,000 line of credit and (c) a letter of intent pursuant to which the Bank agreed, subject to the terms and conditions set forth therein, to provide up to $92,000 to refinance the Company's 6% convertible subordinated notes due September 1, 2002. Each of the facilities is or will be secured by substantially all of the assets of the Company, ESH and certain of their material subsidiaries. In connection with the Financing, on April 30, 2001, the Company and the Bank also entered into, subject to shareholder approval, a five-year option agreement granting the Bank or any of its subsidiaries the right to purchase from the Company up to 2,500,000 ordinary shares of the Company at a purchase price of US$20.25 per share, subject to certain adjustments.

          The assets acquired include, among other things, plant, equipment and other physical property. It is the Company's current intention to continue to use such assets for purposes similar to the purposes for which those assets are currently being used.

     B. In April 2001, the Company reached a final agreement with the Israeli income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain from release of provision recorded in previous years in a total amount of $1.6 million.

     C. In January 2001, the Board of Directors approved the acceleration of vesting of stock options granted to the Company's Chief Executive Officer and Chief Financial Officer. As a result and in accordance with APB 25, expenses in the total amount of $967 are included in the statement of operations.

     D. The trade receivables as of March 31, 2001 and December 31, 2000 are presented net of allowances of $ 13,302 (unaudited) and $ 14,154 respectively.

Note 3 - INVENTORIES

          Inventories are composed of the following:

                                                  March 31          December 31
                                                   2001                2000
                                               -----------          -----------
                                               (Unaudited)
                                               -----------

          Raw materials                           $35,053             $30,468
          Work in process                           7,363               8,354
          Finished products                        13,120              11,466
                                               ----------           ---------
                                                  $55,536             $50,288
                                               ==========           =========

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2001
                       (In thousands, except share data)


Note 4 - SEGMENT INFORMATION


     A.   REPORTABLE SEGMENTS


                                            For the three    For the three
                                            months ended     months ended
                                              March 31         March 31,
                                            -------------    -------------
                                                2001             2000
                                            -------------    -------------
                                             (Unaudited)      (Unaudited)
                                            -------------    -------------

          Revenues
            Surgical and aesthetics           $ 37,968         $ 31,328
            Dental                               2,754            1,130
            Industrial                           3,146            3,570
                                            ----------       ----------
              Consolidated                      43,868           36,028
                                            ==========       ==========

          Operating income (loss)
            Surgical and aesthetics           $  4,551         $  3,309
            Dental                                (199)            (827)
            Industrial                             390             (290)
                                            ----------       ----------
              Consolidated                       4,652            2,192

          Financing expenses, net               (1,369)          (1,040)
                                            ----------       ----------

          Income before income taxes          $  3,283         $  1,152
                                            ==========       ==========


                                              March 31,      December  31,
                                            -------------    -------------
                                                2001             2000
                                            -------------    -------------
                                             (Unaudited)
                                            -------------

          Assets
            Surgical and aesthetics           $159,615         $165,501
            Dental                               8,586            6,721
            Industrial                          11,376            8,307
                                            ----------       ----------
              Consolidated                    $179,577         $180,529
                                            ==========       ==========

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2001
                       (In thousands, except share data)


Note 4 - SEGMENT INFORMATION (Cont.)

          B.   COMPOSITION OF REVENUES BY GEOGRAPHIC AREAS

                                                For the three
                                            ------------------------
                                                Months ended
                                                  March 31,
                                               2001           2000
                                            -----------    -----------
                                            (Unaudited)    (Unaudited)
                                            -----------    -----------

          Revenues
            North America                      $14,939        $13,825
            Europe                              10,891          8,521
            Asia                                12,733          8,504
            Central and South America            1,523          1,407
            Other                                3,783          3,771
                                              --------       --------
              Consolidated                     $43,868        $36,028
                                              ========       ========

Note 5 - CONTINGENT LIABILITIES

          (1) In late 1998 the Company was named in a number of purported class action securities lawsuits that have been consolidated in the United States District Court for the Southern District of New York. In July 1999, a consolidated amended complaint was filed naming, among others, the Company and several additional current and former directors and officers of the Company and Laser Industries Limited, a subsidiary of the company ("Laser"), as defendants. The consolidated amended complaint seeks damages and attorneys' fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998. On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. On August 31, 2000, the Court entered an order dismissing the claim against the Laser director and officer defendants and denying the remaining dismissal counts. The parties have entered into a scheduling order and have commenced discovery. The Company's insurance carrier has agreed to assume the defense of the action under a reservation of rights. No accrual has been recorded in the financial statements for this matter.

          (2) On May 10, 1999, the Company and a former director and officer were named as defendants in an action filed in the Tel-Aviv District Court by H.K. Hashalom Ltd. in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of $2,500 but has reserved the right to increase such amount as well as to request a declaratory judgment that, among other things, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a statement of defense. At a pre-trial hearing, the Court advised the parties to resolve the dispute through mediation, which has since commenced. The parties are currently negotiating a settlement agreement. No accrual has been recorded in the financial statements for this matter.

          (3) On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the
               "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. Light

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2001
                       (In thousands, except share data)

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

               On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County, Law Division, against Light Age. The litigation relates to disputes arising out of an agreement between Light Age and Laser pursuant to which Light Age supplied certain medical laser devices to Laser. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999 the Company and the three affiliated entities filed a response to Light Age's demand. An arbitration panel has been appointed, discovery is ongoing, and hearings on the merits have been scheduled for Fall 2001. No accrual has been recorded in the financial statements for this matter.

          (4) On May 8, 2001, Lumenos, Inc. filed a complaint in the United States District Court for the District of Massachusetts, in which it alleged that the Company and its wholly owned indirect subsidiary ESC Medical Systems, Inc. (together, "ESC Medical") infringe the name and mark "Lumenos" due to ESC Medical's contemplated change of its name to "Lumenis." The complaint further alleges unfair competition and related causes of action, all pertaining to the name change. Neither the Company nor ESC Medical Systems, Inc. has been served with this complaint. If served, both companies intend to vigorously defend the suit. The ultimate outcome, however, is undetermined at this time.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2001
                       (In thousands, except share data)


Note 5 - CONTINGENT LIABILITIES (Cont.)

          (5) With respect to the legal proceedings, claims and litigation for which no accrual has been recorded in the financial statements, management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

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





                                  # # # # # # #

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a world leader in the design, manufacture, marketing and servicing of a broad range of medical devices that incorporate proprietary intense pulsed light technology, state-of-the-art lasers and accessories as well as other technologies. The Company's systems incorporate these technologies for applications in aesthetic dermatology, plastic and re-constructive surgery, ear, nose and throat procedures and oral and dental surgery, among others. The Company's systems are designed for use in a variety of medical environments, ranging from physicians' offices to acute care hospitals.

On February 25, 2001, the Company, its wholly-owned subsidiary, Energy Systems Holdings Inc. ("ESH"), and Coherent, Inc. ("Coherent"), entered into an Asset Purchase Agreement, dated as of February 25, 2001 (the "Asset Purchase Agreement"), pursuant to which Coherent agreed to sell or cause to be sold to the Company and certain of its subsidiaries (collectively, the "Buyer Group") substantially all of the assets and liabilities of the Coherent Medical Group, Coherent's medical products division (the "Acquisition"). On April 30, 2001, the Buyer Group and Coherent and its subsidiaries completed the Acquisition (the "Closing"). In addition, on April 30, 2001, the parties amended the Asset Purchase Agreement.

At the Closing, the Coherent entities received $100,000,000 in cash (the "Cash Purchase Price"), 5,432,099 ESC ordinary shares (the "Shares"), and an eighteen-month note bearing interest at the rate of 5% per annum and in the principal amount of $12,900,000 (the "Note", together with the Cash Purchase Price and the Shares, the "Closing Consideration"). The Asset Purchase Agreement also provides for a post-Closing earn-out payment to Coherent of up to
$25,000,000, subject to certain financial conditions being met (the "Post-Closing Consideration"). The amount and terms of the Closing Consideration and the Post-Closing Consideration were determined by arms-length negotiations among the parties.

To finance the Acquisition, ongoing working capital needs and, if needed, the refinancing of the Company's 6% convertible subordinated notes due September 1, 2002, the Company and certain of its subsidiaries entered into various financing arrangements (the "Financing") with Bank Hapoalim B.M (the "Bank"). The Financing consists of: (a) a $100,000,000 six-year term loan, (b) a $50,000,000 line of credit and (c) a letter of intent pursuant to which the Bank agreed, subject to the terms and conditions set forth therein, to provide up to $92,000,000 to refinance the Company's 6% convertible subordinated notes due September 1, 2002. Each of the facilities is or will be secured by substantially all of the assets of the Company, ESH and certain of their material subsidiaries. In connection with the Financing, on April 30, 2001, the Company and the Bank also entered into, subject to shareholder approval, a five year option agreement granting the Bank or any of its subsidiaries the right to purchase from the Company up to 2,500,000 ordinary shares of the Company at a purchase price of US$20.25 per share, subject to certain adjustments.

The assets acquired include, among other things, plant, equipment and other physical property. It is the Company's current intention to continue to use such assets for purposes similar to the purposes for which those assets are currently being used.

In this Report, unless the context otherwise requires, all references to the "Company" are to ESC Medical Systems Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 2000 (In thousands of U.S. Dollars)

Revenues. The Company's net revenues increased by 22% to $43,868 for the three months ended March 31, 2001 compared to $36,028 for the three months ended March 31, 2000.

The increase in sales is attributable to a significant increase in unit sales in all territories.

Gross Profit. Gross profit increased by 45% to $28,306 for the three months ended March 31, 2001 from $19,547 for the three months ended March 31, 2000. As a percentage of sales the gross profit was 65% in the three months period ended March 31, 2001 compared to 54% in the same period in 2000. The significant increase in gross profit is due to the increase in sales and more favorable product mix.

Research and Development, Net. Net research and development costs increased by 10% to $3,075 for the three months ended March 31, 2001 from $2,806 in the same period in 2000. As a percentage of sales, research and development cost were 7% in the three month period ended March 31, 2001 as compared to 8% in the three month period ended March 31, 2000.

Marketing, Selling and Administrative Expenses. Marketing, selling and administrative expenses increased by 41% to $20,579 for the three months ended March 31, 2001 compared to $14,549 for the same period in 2000. Excluding one time costs relating to the Coherent transaction of $2,337 and legal settlement cost of $1,506, marketing, selling and administrative expense were $16,736 in the three months ended March 31, 2001. As a percentage of sales, marketing, selling and administrative expenses excluding one time and legal settlement cost in the three month period ended March 31, 2001 were 38% compared to 40% in the same period in 2000.

Operating Income. For the three months ended March 31, 2001, operating profit was $4,652 compared to operating profit of $2,192 for the same period in 2000. Excluding one time and legal settlement cost, the operating profit was $8,495, which represents 19% of sales compared to 6% of sales in the same quarter in 2000.

The improvement in operating results is due to higher sales, a more favorable product mix and completion of the restructuring plan.

Financing Expenses, Net. For the three months ended March 31, 2001, financing expenses were $1,369 compared to financing expenses of $1,040 in the same period in 2000. The increase in finance cost is due mainly to a decrease in available cash and to differences in foreign currency charges.

Taxes on Income. Taxes on income provided income of $1,496 in the three months ended March 31, 2001 compared with expense of $98 in the same period in 2000. On April 2001, the Company reached a final agreement with the Israeli income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain of $1,600.

Company's Share in Losses of Affiliates. The Company's Share in Losses of Affiliates in 2001 was $551 compared to $102 in 2000.

Extraordinary gain on purchase of Company's convertible notes. For the three months ended March 31, 2000 extraordinary gain on purchase of the Company's convertible notes was $292.

Net Income. As a result of the foregoing factors, the Company's net income was $4,228 for the three months ended March 31, 2001 compared to $1,244 in the period in 2000. Excluding one time cost, legal settlement cost and the income resulting from reverse of excess income tax provision, the net income for the three month period ended March 31, 2000 was $6,575.

The improvement in net income is due to the higher sales, a more favorable product mix and completion of the restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of March 31, 2001, the Company had cash and cash equivalents of $30,203 compared to $43,396 on December 31, 2000. The decrease of $13,193 is mainly attributable to:

Operating activities
(in thousands of dollars)

For the three months ended March 31, 2001, cash used for operating activities was $15,880. The primary operating activities were the reduction of accounts payable and accrued expenses of $14,828, increase in inventory levels of $5,998, increase in prepaid expense and other receivables of $1,633, increase in trade receivables of $619, offset by non cash charges of $2,970 and a profit of $4,228.

Investing Activities
(in thousands of dollars)

For the three months ended March 31, 2001, cash used for investing activities was approximately $5,628, $4,637 for investment in short term investment and $991 for investment in fixed assets.

Financing Activities
(in thousands of dollars)

For the three months ended March 31, 2001, cash provided by financing activities was $8,315. The primary financing activities of the Company included the proceeds from the exercise of options of $8,318.

As described above, in connection with the Acquisition of the Coherent Medical Group which was completed on April 30, 2001 the Company entered into the Financing with the Bank, consisting of (a) a $100,000 six-year term loan, (b) a $50,000 line of credit and (c) a letter of intent pursuant to which the Bank agreed, subject to the term and conditions set forth therein, to provide up to $92,000 to refinance the Company's 6% convertible subordinated notes due September 1, 2002.

The Company believes that internally generated funds, together with available cash and funds available under the Bank line of credit, will suffice over at least the next 12 months to meet the Company's presently anticipated day-to-day operating expenses, materials, commitments, working capital and capital expenditure requirements.

CAUTIONARY STATEMENTS

Certain statements made in this Report or made in press releases or in oral presentations made by the Company's employees or agents reflect the Company's estimates and beliefs and are intended to be, and are hereby identified as, "forward looking statements" for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) uncertainty of market acceptance of the Company's products; (2) uncertainties with respect to obtaining regulatory approvals for new products or for the sale of existing products in new markets; (3) uncertainties associated with the enforcement of intellectual property rights by the Company and others; (4) limited number of customers for the Company's products; (5) risks of downturns in economic conditions generally, and in the health care industry specifically;
(6) risks associated with competition and competitive pricing pressures; (7) the occurrence of unanticipated events and circumstances; (8) the inability of the Company to integrate successfully its operations with those of Coherent's medical group (or any other business which the Company may acquire) and thereby achieve the anticipated cost savings and other synergies and be in a position to take advantage of potential opportunities for growth; and (9) other risks described in the Company's filings with the Securities and Exchange Commission.

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

CONDITIONS IN ISRAEL

The Company's principal offices and a substantial portion of its product development and manufacturing facilities are located in the State of Israel. Accordingly, the Company is directly affected by the political, economic and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed. In addition, Israel and several Arab States have announced their intention to establish trade and other relations and are discussing certain projects. Israel has not entered into any peace agreement with Syria or Lebanon, and there have been difficulties in the negotiations with the Palestinians. The Company cannot be certain as to how the peace process will develop or what effect it may have upon the Company.

Despite the progress towards peace between Israel and its Arab neighbors, certain countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company does not believe that the boycott has had a material adverse effect on the Company. However, a prolonged continuation of the recent increase in hostilities in the region could lead to increased boycotts, further, restrictive laws, policies or practices directed towards Israel or Israeli businesses and these could have a material adverse impact on the expansion of the Company's business. Generally, all male adult citizens and permanent residents of Israel under the age of 48 are obligated, unless exempt, to perform up to 45 days, or longer under certain circumstances, of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at anytime under emergency circumstances. Currently, some of the Company's senior officers and key employees are obligated to perform annual reserve duty. While the Company has operated effectively under these requirements since it began operations, no assessment can be made as to the full impact of such requirements on our workforce or business if conditions should change, and no prediction can be made as to the effect on the Company of any expansion or reduction of such obligations, particularly if emergency circumstances occur.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an investment portfolio which consists mainly of income securities with an average maturity of less than one year. The portfolio consists of corporate bonds and bank deposits. The Company's policy is generally to hold its fixed income investments until maturity and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

Generally, the Company does not hedge transactions nor does it use derivative financial instruments for trading purposes.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings.


The Company is a party to various legal proceedings incident to its business. Except as noted below and as noted in the Company's annual report on Form 10-K for the year ended December 31, 2000, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

On May 8, 2001, Lumenos, Inc. filed a complaint in the United States District Court for the District of Massachusetts, in which it alleged that the Company and its wholly owned indirect subsidiary ESC Medical Systems, Inc. (together, "ESC Medical") infringe the name and mark "Lumenos" due to ESC Medical's contemplated change of its name to "Lumenis." The complaint further alleges unfair competition and related causes of action, all pertaining to the name change. Neither the Company nor ESC Medical Systems, Inc. has been served with this complaint. If served, both companies intend to vigorously defend the suit. The ultimate outcome, however, is undetermined at this time.

In addition to the foregoing proceedings, the Company is a party in certain actions in various countries in which the Company sells its products in which plaintiffs have alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. The largest single such case presently pending against the Company is a cased filed by H.K. Hashalom Medical Centers Ltd. in Tel-Aviv District Court against the Company and Dr. Shimon Eckhouse in connection with the sale of the Company's EpiLight systems. H.K. Hashalom is seeking monetary damages in the amount of NIS10,000,000 (approximately $2.5 million at current exchange rates), but has reserved the right to increase such amount as well as to request a declaratory judgment that, among other things, the Company indemnify it for certain costs and expenses arising out of the transaction between the parties. On July 15, 1999, the defendants filed a Statement of Defense. At a pre-trial hearing, the Court advised the parties to resolve the dispute through mediation which has since commenced. The parties are currently negotiating a settlement agreement.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three month period ended March 31, 2001:

Date of Report                     Subject of Report
--------------                     -----------------
March 20, 2001                     Execution  of  the Asset  Purchase  Agreement
(Date of earliest event            providing  for the acquisition by the Company
reported: February 25, 2001)       of the Coherent Medical Group (reported under
                                   Item 5 of Form 8-K).

A Current Report on Form 8-K subsequently filed by the Company on May 15, 2000 covered the April 30 closing of the Coherent transaction and related financing.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ESC Medical Systems Ltd.

                                              /s/  Sagi A. Genger
                                              -----------------------------
Date: May 18, 2001                            By: Sagi A. Genger
                                                  (Chief Financial Officer,
                                                  and Duly Authorized Officer)