Form 10-Q
period 2001-06-30
ESC MEDICAL SYSTEMS LTD
filed 2001-08-20
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the Quarterly Period Ended June 30, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the registrant's common stock as of August 16, 2001 was 34,971,308 Ordinary Shares, NIS 0.10 par value per share.

                            ESC MEDICAL SYSTEMS LTD.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2001


                                      INDEX


PART I.  FINANCIAL INFORMATION...............................................  2

    ITEM 1.  Financial Statements............................................  2

         1)    Independent Accountant's Review Report........................  4

         2)    Consolidated Balance Sheets...................................  5

         3)    Consolidated Statements of Operations.........................  6

         4)    Statement of Changes in Shareholders' Equity..................  7

         5)    Consolidated Statements of Cash Flows.........................  8

         6)    Notes to Condensed Interim Consolidated Financial Statements.. 10

    ITEM 2. Management's  Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 19

    ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk....... 25

PART II. OTHER INFORMATION................................................... 26

    ITEM 1.  Legal Proceedings............................................... 26

    ITEM 6.  Exhibits and Reports on Form 8-K................................ 28


                                   # # # # # #

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     Independent Accountant's Review Report


The Board of Directors
ESC Medical Systems Ltd.
Yokneam


We have reviewed the accompanying interim consolidated balance sheet of ESC Medical Systems Ltd. ("the Company") and consolidated subsidiaries as of June 30, 2001, the related interim consolidated statements of operations for the six-month and three-month periods ended June 30, 2001 and the related statement of changes in shareholders' equity and statement of cash flows for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu


Tel Aviv
August 20, 2001

                            ESC MEDICAL SYSTEMS LTD.
                       INTERIM CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)


                                                                            June 30,   December 31,
                                                                             2001         2000
                                                                           ---------    ---------
                                                                          (Unaudited)
                                                                           ---------
CURRENT ASSETS
   Cash and cash equivalents                                               $  85,486    $  43,396
   Short-term investments                                                         --          123
   Trade receivables                                                          91,973       54,156
   Prepaid expenses and other receivables                                      9,871        6,949
   Inventories                                                                68,212       50,288
                                                                           ---------    ---------
                                                                             255,542      154,912
                                                                           ---------    ---------

FINISHED GOODS USED IN OPERATIONS                                              8,841        2,758

LONG-TERM INVESTMENTS
   Bank deposits and securities                                                  812          941
   Trade receivables                                                             381          341
   Other                                                                       4,108        6,993

FIXED ASSETS                                                                  12,557        9,695

OTHER ASSETS                                                                 148,625        4,889
                                                                           ---------    ---------


       Total assets                                                        $ 430,866    $ 180,529
                                                                           =========    =========

CURRENT LIABILITIES
   Short-term debt and current maturities of long-term loans               $  49,420    $   4,420
   Accounts payable and accrued expenses                                     144,898       54,316
                                                                           ---------    ---------
                                                                             194,318       58,736
                                                                           ---------    ---------
LONG TERM LIABILITIES
   Bank loans                                                                100,008           18
   Restructuring accrual                                                          --          963
   Accrued severance pay                                                       1,216        1,162
   Subordinated notes                                                         12,904           --
   Convertible subordinated notes                                             81,559       91,787
                                                                           ---------    ---------
                                                                             195,687       93,930
                                                                           ---------    ---------
Total liabilities                                                            390,005      152,666
                                                                           ---------    ---------

SHAREHOLDERS' EQUITY
   Ordinary shares of NIS 0.1 par value: Authorized - 50,000,000 shares;
   Issued and outstanding - 34,118,664 and 27,629,017 shares,
        respectively                                                             739          578
   Additional paid-in capital                                                279,216      137,033
   Unearned compensation                                                          --         (120)
   Accumulated deficit                                                      (238,842)     (96,693)
   Treasury stock, at cost: 36,498 and 1,871,684 shares, respectively           (252)     (12,935)
                                                                           ---------    ---------
      Total shareholders' equity                                              40,861       27,863
                                                                           ---------    ---------


      Total liabilities and shareholders' equity                           $ 430,866    $ 180,529
                                                                           =========    =========

The accompanying notes are an integral part of these interim consolidated financial statements.

                            ESC MEDICAL SYSTEMS LTD.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)



                                                                     For the six months              For the three months
                                                                       ended June 30,                   ended June 30,
                                                                 -------------------------        -------------------------
                                                                   2001             2000             2001            2000
                                                                 ---------        --------        ---------        --------
                                                                       (Unaudited)                       (Unaudited)
REVENUES
   Net sales                                                     $ 124,240        $ 78,543        $  80,372        $ 42,515
COST OF SALES                                                       69,671          34,154           54,109          17,673
                                                                 ---------        --------        ---------        --------

         Gross profit                                               54,569          44,389           26,263          24,842
                                                                 ---------        --------        ---------        --------

OPERATING EXPENSES
   Research and development, net                                     8,439           5,779            5,364           2,973
   In process research and development                              46,650              --           46,650              --
   Selling, marketing and administrative expenses                  131,559          30,189          110,980          15,640
   Amortization of intangible assets                                 2,140              --            2,140              --
   Write-down of investments                                         3,986              --            3,435              --
                                                                 ---------        --------        ---------        --------

         Total operating expenses                                  192,774          35,968          168,569          18,613
                                                                 ---------        --------        ---------        --------

OTHER OPERATING INCOME                                                  --           1,450               --           1,450

         Operating income (loss)                                  (138,205)          9,871         (142,306)          7,679

OTHER INCOME                                                            --             599               --             599

FINANCING EXPENSES, NET                                             (5,360)         (2,648)          (3,991)         (1,608)
                                                                 ---------        --------        ---------        --------

         Income (loss) before income taxes                        (143,565)          7,822         (146,297)          6,670

INCOME TAX  BENEFIT (EXPENSE)                                        1,416              98              (80)             --
                                                                 ---------        --------        ---------        --------

         Income (loss) after income taxes                         (142,149)          7,724         (146,377)          6,670

COMPANY'S SHARE OF LOSSES OF AFFILIATES                                 --             420               --             318
                                                                 ---------        --------        ---------        --------

         Income (loss) before extraordinary item                  (142,149)          7,304         (146,377)          6,352

EXTRAORDINARY GAIN ON PURCHASE
     OF COMPANY'S CONVERTIBLE NOTES                                     --             292               --              --
                                                                 ---------        --------        ---------        --------

         Net income (loss) for the period                        $(142,149)       $  7,596        $(146,377)       $  6,352
                                                                 =========       =========        =========        ========

EARNINGS (LOSS) PER SHARE
   Basic:
   Income (loss) before extraordinary item                       $   (4.96)       $   0.29        $   (4.70)       $   0.25
   Extraordinary gain                                                   --            0.01               --              --
                                                                 ---------        --------        ---------        --------

         Net earnings (loss) per share                           $   (4.96)       $   0.30        $   (4.70)       $   0.25
                                                                 =========       =========        =========        ========

   Diluted:
   Income (loss) before extraordinary item                                        $   0.27                         $   0.23
   Extraordinary gain                                                                 0.01                               --
                                                                                  --------                         --------
         Net earnings (loss) per share                                            $   0.28                         $   0.23
                                                                                  ========                         ========
WEIGHTED AVERAGE NUMBER
   OF SHARES
     Basic                                                          28,671          25,128           31,167          25,183
                                                                 =========       =========        =========        ========
     Diluted                                                                        27,595                           27,802
                                                                                 =========                         ========


The accompanying notes are an integral part of these interim consolidated financial statements.

                            ESC MEDICAL SYSTEMS LTD.
              INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                       Additional
                                        Share           paid-in         Unearned         Accumulated       Treasury
                                       capital          capital       compensation         deficit           stock          Total
                                       -------          -------       ------------         -------           -----          -----
Balance as of
  December 31, 2000                      $ 578          $ 137,033        $ (120)          $(96,693)      $ (12,935)      $ 27,863

Share issuance to
   Coherent                                132             89,498                                                          89,630

  Grant of options to bank                                  9,704                                                           9,704

Grant of options to
   Employees and consultants                                8,963                                                           8,963

Exercise of options                         20              7,466                                           12,683         20,169

Conversion of notes                          9             10,290                                                          10,299

Amortization of unearned
  compensation                                                             120                                                120

Non-cash compensation                                      16,262                                                          16,262

Net loss for the period                                                                   (142,149)                      (142,149)
                                         -----          ---------      -------           ---------      ---------        --------
Balance as of
  June 30, 2001                          $ 739          $ 279,216      $    --           $(238,842)     $    (252)       $ 40,861
                                         =====          =========      =======           =========      =========        ========



The accompanying notes are an integral part of these interim consolidated financial statements.

                            ESC MEDICAL SYSTEMS LTD.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                                   For the six months
                                                                                     ended June 30
                                                                                ------------------------
                                                                                  2001            2000
                                                                                ---------       --------
CASH FLOWS - OPERATING ACTIVITIES
  Net income (loss)                                                             $(142,149)      $  7,596
  Adjustments to reconcile net income (loss) to net cash used in operating activities -

     Income and expenses not affecting operating cash flows:
       Amortization of unearned compensation                                          120             64
       Grant of options                                                             8,963             --
       Non-cash compensation                                                       14,839             --
       Depreciation and amortization                                                2,945          1,818
       In process research and development                                         46,650             --
       Gain on purchase of Company's convertible notes                                 --           (292)
       Other income                                                                    --           (599)
       Other operating income                                                          --         (1,450)
       Write-down of investments                                                    3,986             --
       Other                                                                           54            236

     Changes in operating assets and liabilities:
       Increase in trade receivables                                               (1,665)        (9,514)
       Decrease (increase) in prepaid expenses and other receivables                  (30)          (102)
       Decrease in inventories (1)                                                  7,908             76
       Increase (decrease) in accounts payable and accrued expenses                45,390        (15,912)
                                                                                ---------       --------
          Net cash -operating activities                                          (12,989)       (18,079)
                                                                                ---------       --------

CASH FLOWS - INVESTING ACTIVITIES
  Purchase of fixed assets, net                                                      (686)        (1,556)
  long term deposit, net                                                              129             --
  Short term deposit, net                                                             123             --
  Sale of subsidiary's operations                                                      --            814
  Short-term investments, net                                                        (758)         4,108
  Payment for operations acquired (Appendix A)                                     (8,888)            --
                                                                                ---------       --------

          Net cash- investing activities                                          (10,080)         3,366
                                                                                ---------       --------

CASH FLOWS - FINANCING ACTIVITIES
  Purchase of convertible notes                                                        --           (873)
  Proceeds from exercise of options                                                20,169          1,787
  Repayment of long-term loans                                                        (10)            (7)
  Increase in short-term bank debt, net                                            45,000             --
                                                                                ---------       --------
          Net cash- financing activities                                           65,159            907
                                                                                ---------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   42,090        (13,806)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   43,396         24,524
                                                                                ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  85,486       $ 10,718
                                                                                =========       ========

CASH PAID DURING THE PERIOD IN RESPECT OF:

   Income taxes                                                                 $     291       $    490
                                                                                ---------       --------

   Interest                                                                     $   2,887       $  2,807
                                                                                ---------       --------


(1)  Including finished goods used in operations.


The accompanying notes are an integral part of these interim consolidated financial statements.

                            ESC MEDICAL SYSTEMS LTD.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands )

Appendix A - Payments for operation acquired


                                                      For the six months
                                                      ended June 30, 2001
                                                      -------------------
                                                          (Unaudited)
                                                      -------------------

Current assets                                               (71,343)
Fixed assets, net                                             (5,223)
Current liabilities                                           39,263
In process research and development                          (46,650)
Goodwill and other intangibles                              (133,469)
Equity payment (the Company's shares)                         89,630
Cash payment, financed by a long term loan                   100,000
Liability with respect to acquisition                          6,000
Note                                                          12,904
                                                            --------
                                                              (8,888)
                                                            ========


Appendix B - Non cash activities


                                                      For the six months
                                                      ended June 30, 2001
                                                      -------------------
                                                           (Unaudited)
                                                      -------------------
              Conversion of notes                             10,290

              Non cash compensation                            1,423

              Grant of options to bank                         9,704

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2001
                      (In thousands, except per share data)


Note 1 - BASIS OF PRESENTATION

     A. The unaudited condensed interim consolidated financial statements as of June 30, 2001 and for the six-month and three-month periods then ended ("interim financial statements") of ESC Medical Systems Ltd. (the "Company") and subsidiaries should be read in conjunction with the audited financial statements of the Company as of December 31, 2000 and for the year then ended, including the notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected on a full-year basis.

     B. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

          The accounting principles applied in the preparation of these interim financial statements are consistent with those principles applied in the preparation of the most recent annual audited financial statements.


Note 2  - ADDITIONAL INFORMATION

     A. On February 25, 2001, the Company, its wholly-owned subsidiary, Lumenis Holdings Inc. (formerly known as Energy Systems Holdings Inc.), and Coherent, Inc. ("Coherent"), entered into an Asset Purchase Agreement, dated as of February 25, 2001 (the "Asset Purchase Agreement"), pursuant to which Coherent agreed to sell or cause to be sold to the Company and certain of its subsidiaries (collectively, the "Buyer Group") substantially all of the assets and liabilities of the Coherent Medical Group ("CMG"), Coherent's medical products division (the "Acquisition"). The assets acquired include, among other things, plant, equipment and other physical property.

          On April 30, 2001, the Buyer Group and Coherent and its subsidiaries completed the Acquisition (the "Closing"). In addition, on April 30, 2001, the parties amended the Asset Purchase Agreement.

          At the Closing, the Coherent entities received $100,000 in cash (the "Cash Purchase Price"), 5,432,099 ordinary shares of the Company (the "Shares"), and an eighteen-month note bearing interest at the rate of 5% per annum and in the principal amount of $12,904 (the "Note", together with the Cash Purchase Price and the Shares, the "Closing Consideration"). The Cash Purchase Price is subject to an yet undetermined adjustment based on the net tangible value, at the Closing, of CMG's assets acquired. The Asset Purchase Agreement also provides for a post-Closing earn-out payment to Coherent of up to $25,000, subject to certain financial conditions being met (the "Post-Closing Consideration"). The amount and terms of the Closing Consideration and the Post-Closing Consideration were determined by arms-length negotiations among the parties.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2001
                      (In thousands, except per share data)


Note 2  - ADDITIONAL INFORMATION (Cont.)

     A. (Cont.)

          To finance the Acquisition, ongoing working capital needs and, if needed, the refinancing of the Company's 6% convertible subordinated notes due September 1, 2002, the Company and certain of its subsidiaries entered into various financing arrangements (the "Financing") with Bank Hapoalim B.M (the "Bank"). The financing consists of: (a) a $100,000 six-year term loan, (b) up to $50,000 revolving line of credit until April, 2002 and up to $20,000 revolving line of credit from April, 2002 to April, 2003 and (c) a letter of intent pursuant to which the Bank agreed, subject to the terms and conditions set forth therein, to provide up to approximately $92,000 to refinance the Company's 6% convertible subordinated notes due September 1, 2002. Each of the facilities is or will be secured by substantially all of the assets of the Company, Lumenis Holdings Inc. and certain of their material subsidiaries. In connection with the Financing, on April 30, 2001, the Company and the Bank also entered into a five-year option agreement granting the Bank or any of its subsidiaries the right to purchase from the Company up to 2,500,000 ordinary shares of the Company at a purchase price of US$20.25 per share, subject to certain adjustments.

          The Acquisition was accounted for as a purchase. The aggregate consideration including costs directly attributable to the completion of the Acquisition (together, the "Purchase Price"), have been allocated to the assets and liabilities acquired. The allocation of the Purchase Price among the identifiable intangible assets was based upon independent estimates of fair value of those assets. As a result, $46,650 was allocated to purchased in-process research and development, which has not yet reached technological feasibility and does not have alternative future uses. This amount has been charged to the Company's operations in accordance with generally accepted accounting principles.

          The Company examines on an ongoing basis its long-lived assets, including those acquired in the Acquisition. Failure to reach the level of operations used for the valuation of CMG's tangible and intangible assets or to utilize such assets as currently anticipated, could result in impairment of the associated assets and could require the Company to accelerate the time period over which such assets are being amortized, which could have a material adverse effect on the Company's result of operations.

          The interim consolidated balance sheet as of June 30, 2001 and the interim consolidated statement of operations for the three-month period then ended include, on a consolidated basis, the financial data of CMG as of such date and for the period from the Closing to June 30, 2001, respectively.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2001
                      (In thousands, except per share data)


Note 2 - ADDITIONAL INFORMATION (Cont.)

     A.   (Cont.)

          The total purchase price and the purchase price allocation are as follows:

          Total purchase price:
             Equity payment (the company's shares)                      $ 89,630
             Cash payment                                                100,000
             Liability with respect to acquisition                         6,000
             Note                                                         12,904
                                                                        --------
                Total payment                                            208,534
             Assumed liabilities                                          39,263
                                                                        --------
             Total consideration                                         247,797
             Acquisition expenses                                          9,615
                                                                        --------
                Total purchase price                                    $257,412
                                                                        ========

          Purchase price allocation:
             Fair value of net tangible assets acquired from CMG at
                April 30, 2001                                          $ 77,293

          Intangible assets acquired:
             Coherent name                                                 2,990
             Product names                                                 1,420
             Developed technology                                         29,910
             Covenant not to compete                                         878
             Assembled workforce                                           7,719
             In process research and development                          46,650
             Goodwill                                                     90,552
                                                                        --------
                                                                        $257,412
                                                                        ========

          Purchased technology, other intangibles and goodwill are amortized over their estimated useful lives, generally two to fifteen years.

          The Company recorded a one-time charge of $46,650 in the six-month period ended June 30, 2001 for purchased in-process research and development related to a developed project that had not reached technological feasibility, had no alternative future use, and for which successful development is uncertain.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2001
                      (In thousands, except per share data)


Note 2 - ADDITIONAL INFORMATION (Cont.)

     A. (Cont.)

          The developed technology of CMG, valued at $29,910, focuses on solid-state lasers and diode lasers that are developed and optimized for aesthetic, surgical and ophthalmic application. The core CMG technologies are in the area of lasers, optics, embedded software, electronic controllers, power supplies, and mechanical design, and in their integration in the form of reliable products. LightSheer (TM), PowerSuite (TM), Ultrapulse (R) Encore (TM), and Opal (TM) are major products whose development was completed during 2000 and 2001 and include all the above-mentioned core technologies.

     Pro Forma Financial Results:

          The following selected unaudited pro forma combined results of operation for the six months ended June 30, 2001 and 2000 of the Company and CMG, have been prepared assuming the Acquisition occurred at the beginning of each of the periods presented.

          The following pro forma financial information does not purport to be indicative of the combined results of operations future periods or indicative of the results that actually would have been realized had the entities been a single entity during these periods.

                                                                    For the six months
                                                                      ended June 30
                                                                   ---------------------
                                                                      2001         2000
                                                                   ----------   ---------
                                                                        (Unaudited)
          Revenues                                               $ 185,183       $185,440
          Net income (loss)                                        (99,061)         4,374
          Net earnings (loss) per share                              (3.07)          0.14

          Shares used in calculation of net earnings (loss)
                  per share                                         32,293         30,560


          The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and deferred stock option expense, acceleration of vesting of options, write down of inventories and receivables.

          The $46,650 charge for purchased in-process research and development has been excluded form the pro forma results, as it is a material non-recurring charge.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2001
                      (In thousands, except per share data)


Note 2 - ADDITIONAL INFORMATION (Cont.)

     B. In April 2001, the Company reached a final agreement with the Israeli income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain from the reversal of the accrual recorded in previous years in a total amount of $ 1,600.

     C. In the six-month period ended June 30, 2001, the Board of Directors approved the acceleration of vesting of stock options granted to the Company's certain employees and members of the Board of Directors. As a result, and in accordance with APB 25, compensation expense with regard to such acceleration, in the total amount of $15,689, is included in the statement of operations.

          In May 2001, the Board of Directors approved the grant of fully vested stock options, to purchase 200,000 shares, to employees of the Company, at an exercise price of $10.90 per share (equal to the exercise price of options granted to some of the Company's other employees prior to the Acquisition). As a result, and in accordance with APB 25, compensation expense in the total amount of $3,300 is included in the statement of operations.

     D. The trade receivables as of June 30, 2001 and December 31, 2000 are presented net of allowances of $25,281 (unaudited) and $ 14,154 respectively.


Note 3  - INVENTORIES

          Inventories are composed of the following:


                                               June 30,      December 31,
                                                 2001           2000
                                               -------         -------
                                             (Unaudited)
                                               -------

          Raw materials                        $22,622         $30,468
          Work in process                       14,895           8,354
          Finished products                     30,696          11,466
                                               -------         -------
                                               $68,212         $50,288
                                               =======         =======

The cost of sales for the  six-month  and three-  month  periods  ended June 30,
2001,   include  the  write  down  of   inventories  in  the  total  amounts  of
approximately $17,569.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2001
                      (In thousands, except per share data)




Note 4 - SEGMENT INFORMATION

     A.   COMPOSITION OF REVENUES BY GEOGRAPHIC AREAS

                                                             For the six months                    For the three months
                                                               ended June 30,                          ended June 30,
                                                       -----------------------------           ----------------------------
                                                          2001                2000                2001               2000
                                                       ----------          ---------           ---------           --------
                                                                 (Unaudited)                            (Unaudited)
                                                       -----------------------------           ----------------------------
          Revenues
            America                                      $ 55,079            $33,385            $38,618            $18,153
            Europe                                         25,864             19,027             14,973             10,506
            Asia                                           35,746             18,253             23,013              9,749
            Other                                           7,551              7,878              3,768              4,107
                                                         --------            -------            -------            -------
             Consolidated                                $124,240            $78,543            $80,372            $42,515
                                                         ========            =======            =======            =======


     B.   REPORTABLE SEGMENTS


                                                   For the six      For the six
                                                   months ended    months ended
                                                  -------------    -------------
                                                  June 30, 2001    June 30, 2000
                                                  -------------    -------------
                                                   (Unaudited)      (Unaudited)
                                                  -------------    -------------
          Revenues
            Surgical, Aesthetics and Ophthalmic     $ 112,588         $ 67,775
            Dental                                      5,177            2,918
            Industrial                                  6,475            7,850
                                                    ---------         --------
                 Consolidated                       $ 124,240         $ 78,543
                                                    =========         ========

          Operating Income (Loss)
            Surgical and aesthetics                 $(137,746)        $ 11,396
            Dental                                     (1,162)          (1,628)
            Industrial                                    703              103
                                                    ---------         --------
                 Consolidated                        (138,205)           9,871
                                                    =========         ========

          Other income                                     --              599
          Financing expense, net                       (5,360)          (2,648)
                                                    ---------         --------
          Income before income taxes                $(143,565)        $  7,822
                                                    =========         ========

                                                              June 30
                                                                2001
                                                            -----------
                                                            (Unaudited)
                                                            -----------
          Assets
            Surgical, Aesthetics and Ophthalmic               $409,338
            Dental                                              10,207
            Industrial                                          11,321
                                                              --------
                 Consolidated                                 $430,866
                                                              ========

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2001
                      (In thousands, except per share data)


Note 5 - CONTINGENT LIABILITIES

     A. In late 1998 the Company was named in a number of purported class action securities lawsuits that have been consolidated in the United States District Court for the Southern District of New York. In July 1999, a consolidated amended complaint was filed naming among others, the Company and several additional current and former directors and officers of the Company and Laser Industries Limited, a subsidiary of the Company ("Laser"), as defendants. The consolidated amended complaint seeks damages and attorneys' fees under the United States securities laws for alleged "tipping" of non-public information to an investment banker in September 1998 and for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998.

          On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. On August 31, 2000 the Court entered an order dismissing the claim against the Laser director and officer defendants and denying the remaining dismissal counts. The parties have entered into a scheduling order and have commenced discovery.

     B. On May 10, 1999, the Company and a former director and officer were named as defendants in an action filed in Tel-Aviv Court by H.K. Hashalom Ltd. in connection with the sale of the Company's EpiLight systems. H.K. Hashalom alleged it was misled by the Company and Mr. Eckhouse, who jointly presented it with false representations concerning the Epilight abilities, thus causing monetary losses and damages. H.K. Hashalom sought monetary damages in the amount approximately $2,500 and reserved the right to increase such amount, as well as to request a declaratory judgment that, among other things, the Company indemnify it for certain costs and expenses arising out of the transaction's between the parties. After the pre-trial stage, the court advised the parties to resolve the lawsuit through mediation procedures. On June 14, 2001, the parties entered into a settlement agreement (the "Settlement"), which terminates all disputes among the parties. The Settlement stipulates that in exchange of dismissing all of H.K. Hashalom's action against the Company, and waiving all of its claims whatsoever, the Company is to pay H.K. Hashalom amounts substantially less than originally sought. On June 19, 2001, the action was dismissed.

     C. On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments, Light Age's principal contentions are that the Alexandrite laser is based on technology developed by Light Age and is competing with Light Age's Alexandrite laser, in breach of the Company's non-disclosure and non-compete undertakings in a supply agreement with Light Age. In addition, Light Age is seeking a permanent injunction against the Company engaging in such activities. The Tel-Aviv Court denied Light Age's request for an ex-parte injunction and ordered that a hearing be held with both parties present. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The parties have since agreed to submit their dispute for arbitration. Accordingly, the parties filed a motion to stay the proceedings, which was granted by the Tel Aviv Court on October 14, 1999.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2001
                      (In thousands, except per share data)


Note 5 - CONTINGENT LIABILITIES (Cont.)

     C. (Cont.)

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

     D. On May 8, 2001, Lumenos, Inc. ("Lumenos"), the owner of several applications with the United States Patent and Trademark Office to register the term "Lumenos" as a trademark, filed a complaint for trademark infringement against the Company in the United States District Court for the District of Massachusetts, seeking equitable relief and damages. In its complaint, Lumenos seeks to prevent the Company from using or promoting the name "Lumenis" as a company name, trademark or Internet domain name. If and when this complaint is served on the Company, the Company will vigorously defend the action. In the meantime, the Company is seeking to resolve the dispute in an amicable fashion and to avoid further litigation.

     E. On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-seven physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act as well as lender liability and unconscionable conduct. The Company is defending this case vigorously.

     F. The Company and its subsidiaries are involved in further legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such further legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, each of these matters individually is not likely to materially affect the Company's consolidated financial position.

                            ESC MEDICAL SYSTEMS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2001
                      (In thousands, except per share data)


Note 5 - CONTINGENT LIABILITIES (Cont.)

     G. The statements of operations for the six-month and three-month periods ended June 30, 2001 include a provision of $26,000 reflecting management estimate of the Company's potential exposure with respect to certain, not all, legal proceedings, claims and litigation. With respect to the legal proceedings, claims and litigation for which no accrual has been recorded in the financial statements, management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.


Note 6 - NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company expects to adopt this statement during the first quarter of fiscal 2002.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill and other intangibles acquired in a business combination and eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate them for impairment. The Company expects to adopt this statement during the first quarter of fiscal 2002. During the three-month ended June 30, 2001, goodwill amortization totaled approximately $1,200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ESC Medical Systems, Ltd. ("ESC" or "the Company") is a world leader in the design, manufacture, marketing and servicing of a broad range of medical devices that incorporate proprietary intense pulsed light technology, state-of-the-art lasers and accessories as well as other technologies. The Company's systems incorporate these technologies for applications in aesthetic, surgical and ophthalmic applications, including photorejuvenation, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, ENT, gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, secondary cataracts, age-related macular degeneration, and refractive eye correction, as well as neurosurgery. The Company's systems are designed for use in a variety of medical environments, ranging from physicians' offices to acute care hospitals.

On February 25, 2001, ESC, its wholly-owned subsidiary, Lumenis Holdings Inc. (formerly known as Energy Systems Holdings Inc. ), and Coherent, Inc. ("Coherent"), entered into an Asset Purchase Agreement, dated as of February 25, 2001 (the "Asset Purchase Agreement"), pursuant to which Coherent agreed to sell or cause to be sold to ESC and certain of its subsidiaries (collectively, the "Buyer Group") substantially all of the assets and liabilities of the Coherent Medical Group ("CMG") , Coherent's medical products division (the
"Acquisition"). The assets acquired include, among other things, plant, equipment and other physical property. On April 30, 2001, the Buyer Group and Coherent and its subsidiaries completed the Acquisition (the "Closing"). In addition, on April 30, 2001, the Asset Purchase Agreement was amended by the parties thereto (the "First Amendment").

At the Closing, the Coherent entities received $100,000,000 in cash (the "Cash Purchase Price"), 5,432,099 ESC ordinary shares (the "Shares"), and an eighteen-month note bearing interest at the rate of 5% per annum and in the principal amount of $12,904,000 (the "Note", together with the Cash Purchase Price and the Shares, the "Closing Consideration"). The Cash Purchase Price is subject to an yet undetermined adjustment based on the net tangible value, at the Closing, of CMG's assets acquired. The Asset Purchase Agreement also provides for a post-Closing earn-out payment to Coherent of up to $25,000,000, subject to certain financial conditions being met (the "Post-Closing Consideration"). The amount and terms of the Closing Consideration and the Post-Closing Consideration were determined by arms-length negotiations among the parties.

To finance the Acquisition, ongoing working capital needs and, if needed, the refinancing of ESC's 6% convertible subordinated notes due September 1, 2002, ESC and certain of its subsidiaries entered into various financing arrangements (the "Financing") with Bank Hapoalim B.M (the "Bank"). The financing consists of: (a) a $100,000,000 six-year term loan, (b) a $50,000,000 revolving line of credit until April, 2002 and up to $20,000,000 revolving line of credit from April 2002 to April, 2003 and (c) a letter of intent pursuant to which the Bank agreed, subject to the terms and conditions set forth therein, to provide up to approximately $92,000,000 to refinance ESC's 6% convertible subordinated notes due September 1, 2002. Each of the facilities is or will be secured by substantially all of the assets of ESC, Lumenis Holding and certain of their material subsidiaries. In connection with the Financing, on April 30, 2001, ESC and the Bank also entered into a five year option agreement granting the Bank or any of its subsidiaries the right to purchase from ESC up to 2,500,000 ESC ordinary shares at a purchase price of US$20.25 per share, subject to certain adjustments.

In this Report, unless the context otherwise requires, all references to the "Company" or "ESC" are to ESC Medical Systems Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 (In thousands of U.S. Dollars)

Revenues. The Company's net revenues increased by 89% to $80,372 for the three months ended June 30, 2001 compared to $42,515 for the three months ended June 30, 2000. The Company's net revenues increased by 58% to $124,240 for the six months ended June 30, 2001 compared to $78,543 for the six months ended June 30, 2000.

The increase in sales reflects mainly the two months contribution from the CMG acquisition.

Gross Profit. Gross profit increased by 6% to $26,263 for the three months ended June 30, 2001 from $24,842 for the three months ended June 30, 2000. Excluding write downs of inventory and other charges, mainly in connection with the acquisition of CMG, in the total amount of $17,569 for the three months ended June 30, 2001, gross profit increased by 76%. As a percentage of sales, excluding write down of inventory and other charges, the gross profit was 55% in the three months ended June 30, 2001, compared to 58% in the same period in 2000. Gross profit increased by 23% to $54,569 for the six months ended June 30, 2001 from $44,389 for the six month period ended June 30, 2000. Excluding write down of inventory and other charges, gross profit increased by 63% for the six months ended June 30, 2001. As a percentage of sales, excluding write downs of inventory and other charges, the gross profit was 58% in the six months ended June 30, 2001 compared to 57% in the same period in 2000.

The increase in gross profit, excluding write downs of inventory and other charges, in the three and six months ended June 30, 2001 was due to the two months of contribution from the CMG acquisition.

The decrease in gross profit, excluding write downs and other charges, as a percentage of sales in the three months ended June 30, 2001 stems from the inherently lower margins of the CMG product lines and was aggravated by the product mix.

Research and Development, net. Net research and development costs increased by 80% to $5,364 for the three months ended June 30, 2001 from $2,973 in the same period in 2000. As a percentage of sales, research and development costs were 7% in the three month period ended June 30, 2001 and 2000. Net research and development costs increased by 46% to $8,439 for the six month ended June 30, 2001 from $5,779 in the same period in 2000. As a percentage of sales, research and development costs were 7% in the six month periods ended June 30, 2001 and 2000.

The increase in research and development costs in the six and three months ended June 30, 2001 is due mainly to the two months contribution from CMG activities.

In process research and development. In process research and development expenses in the three and six months ended June 30, 2001 represents the fair value allocated to in process research and development of the CMG acquisition purchase price , based upon independent valuation.

Selling, marketing and administrative expenses. Selling, Marketing and Administrative expenses increased by 610% to $110,980 for the three months ended June 30, 2001 compared to $15,640 for the same period in 2000. As a percentage of sales, Selling Marketing and Administrative expenses in the three months ended June 30, 2001 were 138% compared to 37% in the same period in 2000. As a percentage of sales, excluding one time charges (listed below) mainly in connection with the CMG acquisition and Discontinued Business Activities expense (detailed below), selling marketing and Administrative expenses in the three months ended June 30 2001 were 31%. Selling Marketing and Administrative expenses increased by 336% to $131,559 for the six months ended June 30, 2001 compared to $30,189 for the same period in 2000. As a percentage of sales, Selling Marketing and Administrative in the six months period ended June 30, 2001 were 106% compared to 38% in the same period in 2000. As a percentage of sales, excluding one time charges mainly in connection with the CMG acquisition and Discontinued Business Activities expenses, selling, marketing and administration expenses in the six months ended June 30, 2001, were 37%.

The increase in selling marketing and administrative expense in three and six months ended June 30, 2001 is due to the one time charges, mainly in connection with the CMG acquisition and expenses of approximately $4,316 of business activities ("Discontinued Business Activities") which represents duplication activities with little or no future economic benefit as of June 30, 2001, incurred post acquisition. In the main, such activities have been already ceased or definitive actions have been taken to eliminate them in the short term.

Selling, Marketing and Administrative expenses in the three months ended June 30, 2001 include one time charges, mainly in connection with the CMG acquisition as follows:

o Write down of accounts receivables in an amount of approximately $12,673, mainly in connection with distributors consolidation.

o Exceptional personnel cost in an amount of approximately $32,697 in respect of termination, retention and bonuses, mostly non-cash.

o    An  amount  of   approximately   $27,760  with  respect  to  certain  legal
     proceedings, claims and litigation, which represents the Company's management estimation of the Company's potential exposure relating to such proceedings.

o An amount of approximately $5,537 relating to facility change, including future lease commitments, leases of unused space and related cost.

o    An amount of approximately $3,048 of integration related expense.


Amortization of intangible assets. Amortization of intangible assets of $2,140 for the three and six months ended June 30, 2001, includes amortization of intangible assets arising from the CMG acquisition.

Write down of investments. Write downs of investments for the three months and six months ended June 30, 2001 of $3,435 and $3,986 respectively, represents mainly impairment of value of investments in affiliated companies.

Other operating income. Other operating income in the six month period ended June 30, 2000 include the profit from sale of operations of a unit in our industrial division, Applied Optronics Corporations in the United States.

Operating Income (loss). For the three months ended June 30, 2001, operating loss was $142,306, compared to operating income of $7,679 for the same period in 2000. For the six months ended June 30, 2001, operating loss was $138,205, compared to operating profit of $9,871 for the same period in 2000. Excluding inventory write downs and other charges, in process research and development write-downs, one time charges, litigation expenses, amortization of intangible assets, write downs of Investments and Discontinued Business Activities, as mentioned above, operating income for the three and six months ended June 30, 2001, was $13,519 and $19,967, representing 17% and 16% of sales, respectively. Excluding other income from sales of a unit in our industrial division, operating income for the three and six months ended June 30, 2000 was $6,229 and $8,421, representing 15% and 11% of sales, respectively.

Other income. Other income of $599 in the three months ended June 30, 2000, includes profits due to dilution of the Company's interests in one of its high-tech ventures, Galil Medical Ltd.

Financing expenses, net. For the three months ended June 30, 2001, financing expenses were $3,991 compared to financing expenses of $1,608 in the same period in 2000. For the six months ended June 30, 2001, financing expenses were $5,360 compared to financing expenses of $2,648 in the same period in 2000.

The increase in finance expense is mainly due to financing cost of the long term bank loan in connection with the CMG acquisition, including amortization of $500 in respect of value of options given to the bank as part of the financing agreement, and an increase in exchange rates loss to $867 in the three months ended June 30, 2001.

Income Tax Benefit (expense). Income tax in the three months ended June 30, 2001 were $80 compared to no Income tax in the same period last year. Tax's benefit for the six months ended June 30, 2001 was $1,416 compared with expense of $98 in the same period in 2000. On April 2001, the Company reached a final agreement with the income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain of $1,600 from reversal of the accrual recorded in previous years. Most of the Company's income in Israel is exempt from income taxes, the Israeli statutory tax rate for the purpose of reconciliation of the reported tax expense is approximately zero. Income tax expense in the financial statements relates primarily to the income taxes of non-Israeli subsidiaries. Additionally, the Company has over $100,000 of net operating losses, mostly in the United States and Israel.

Company's share on losses of affiliates. For the three months ended June 30, 2000, the Company's share on losses of affiliates $318. For the six months ended June 30, 2001, the Company's share on losses of affiliates was $420.

Extraordinary gain on purchase of Company's convertible notes. For the six months ended June 30, 2000, extraordinary gain on the purchase of the Company's convertible notes was $292.

Net Income (loss). As a result of the foregoing factors, the Company's net loss was $146,377 for the three months ended June 30, 2001 compared to net income of $6,352 in the period in 2000. The Company's net loss was $142,149 for the six months ended June 30, 2001 compared to net income of $7,596 in the period in 2000.

The decrease in net income is due to the factors cited above.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of June 30, 2001, the Company had cash and cash equivalents of $85,486 compared to $43,396 on December 31, 2000. The increase of $42,090 is mainly attributable to:

Operating activities
(in thousands of dollars)

For the six months ended June 30, 2001, cash used for operating activities was $12,989. The difference between the loss of $142,149 and cash used for operations, was composed primarily of non-cash expenses of $46,650 in the six month period ended June 30, 2001 for purchased in-process research and development, increase in trade receivables of $1,665, increase in inventory levels of $7,908 mainly due to the purchase of CMG operations, increase in payables and accrued expenses of $45,390 mainly due to a provision of $26,000 reflecting management estimate of the Company's potential exposure with respect to certain legal proceedings and approximately $17,000 with regard to integration and related provisions due to the purchase of the CMG operations , offset by non cash charges of $30,877 mainly due to acceleration of vesting of options and of $8,963 with respect to the grant of options.

Investing Activities
  (in thousands of dollars)

For the six months ended June 30, 2001, cash used for investing activities was approximately $10,080 detailed as follows:

o Net payment for the acquisition of CMG of $8,888. The total acquisition cost includes cash payment of $100,000 financed by a long-term loan, $12,904 notes and 5,432,099 shares.

o    $123 decrease in short term deposits.

o    $686 investment in fixed assets, net and

o    $129 decrease in long term deposits, net.

o    $758 used for short term investments.

Financing Activities
  (in thousands of dollars)

For the six months ended June 30, 2001, cash provided by financing activities was $65,159 detailed as follows:

o    Proceeds from the exercise of options of $20,169.

o    Short term bank debt of $45,000

As described above, in connection with the Acquisition of the Coherent Medical Group which was completed on April 30, 2001 the Company entered into the Financing with the Bank, consisting of (a) a $100,000 six-year term loan, (b) a $50,000 line of credit until April 2003 and a $20,000 line of credit from April 2002 to April 2003 and (c) a letter of intent pursuant to which the Bank agreed, subject to the term and conditions set forth therein, to provide up to $92,000 to refinance the Company's 6% convertible subordinated notes due September 1, 2002.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allocation of corporate expenses, allowances for uncollectible accounts receivable and sales returns reserves, inventory reserves, warranty costs, depreciation and amortization, income taxes and contingencies. Actual results could differ from those estimates.

CONDITIONS IN ISRAEL

The Company's principal offices and a substantial portion of its product development and manufacturing facilities are located in the State of Israel. Accordingly, the Company is directly affected by the political, economic and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed. In addition, Israel and several Arab States have announced their intention to establish trade and other relations and are discussing certain projects. Israel has not entered into any peace agreement with Syria or Lebanon, and there has been a breakdown in the negotiations with the Palestinians. The Company cannot be certain as to whether or how the peace process will develop or what effect it may have upon the Company.

Despite earlier progress towards peace between Israel and its Arab neighbors, certain countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company does not believe that the boycott has had a material adverse effect on the Company. However, a prolonged continuation of the recent increase in hostilities in the region could lead to increased boycotts, further, restrictive laws, policies or practices directed towards Israel or Israeli businesses and these could have a material adverse impact on the expansion of the Company's business. Generally, all male adult citizens and permanent residents of Israel under the age of 48 are obligated, unless exempt, to perform up to 45 days, or longer under certain circumstances, of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at anytime under emergency circumstances. Currently, some of the Company's senior officers and key employees are obligated to perform annual reserve duty. While the Company has operated effectively under these requirements since it began operations, no assessment can be made as to the full impact of such requirements on our workforce or business if conditions should change, and no prediction can be made as to the effect on the Company of any expansion or reduction of such obligations, particularly if emergency circumstances occur.

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

The Company has fixed rate long-term debt of approximately $94 million. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt.

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

On May 8, 2001, Lumenos, Inc. ("Lumenos"), the owner of several applications with the United States Patent and Trademark Office to register the term "Lumenos" as a trademark, filed a complaint for trademark infringement against the Company in the United States District Court for the District of Massachusetts, seeking equitable relief and damages. In its complaint, Lumenos seeks to prevent the Company from using or promoting the name "Lumenis" as a company name, trademark or Internet domain name. If and when this complaint is served on the Company, the Company will vigorously defend the action. In the meantime, the Company is seeking to resolve the dispute in an amicable fashion and to avoid further litigation. Exposure to the Company, should Lumenos successfully pursue its complaint through to trial, cannot at this time be assessed.

On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-seven physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act as well as lender liability and unconscionable conduct. The Company will continue to defend this case vigorously. No assessment of likelihood of outcome or likely damages, if any, can be made at this time.

In addition to the foregoing proceedings, the Company is a party in certain actions in various countries in which the Company sells its products in which plaintiffs have alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. The largest single such case against the Company was a case filed by H.K. Hashalom Medical Centers Ltd. ("H.K. Hashalom") in Tel-Aviv District Court against the Company and Dr. Shimon Eckhouse in connection with the sale of the Company's EpiLight systems.

H.K. Hashalom alleged it was misled by the Company and Mr. Eckhouse, who jointly presented it with false representations concerning the Epilight abilities, thus causing monetary losses and damages. H.K. Hashalom sought monetary damages in the amount of NIS 10,000,000 and reserved the right to increase such amount, as well as to request a declaratory judgment that, among other things, the Company indemnify it for certain costs and expenses arising out of the transactions between the parties. After the pre-trial stage, the court advised the parties to resolve the lawsuit through mediation procedures. On June 14, 2001, the parties entered into a settlement agreement (the "Settlement"), which terminates all disputes among the parties. The Settlement stipulates that in exchange of dismissing all of H.K. Hashalom's action against the Company, and waiving all of its claims whatsoever, the Company is to pay H.K. Hashalom amounts substantially less than originally sought. On June 19, 2001, the action was dismissed.

Moreover, the sum of US$30,000 was deposited, and will be held in trust by the mediator (the "Trust"), for a period of two years (the "Trust Period"). The Trust funds shall be used to indemnify the Company and/or Mr. Shimon Eckhouse against any claim and/or demand and/or damages and losses that shall be caused to the Company by H.K. Hashalom's customers. The mediator is to transfer the remaining sum of the Trust to H.K. Hashalom at the end of the Trust Period. On June 19, 2001, the action was dismissed.

Management believes that none of these types of cases that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such other proceedings could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

Finally, the Company also is a defendant in various product liability lawsuits in which the Company's products are alleged to have caused personal injury to certain individuals who have undergone treatments using the Company's products. The Company maintains insurance against these types of claims and believes that these claims individually or in the aggregate are not likely to have a material adverse impact on the business, financial condition or operating results of the Company.

The statements of operations for the six-month and three-month periods ended June 30, 2001 include a provision of $26,000 reflecting management estimate of the Company's potential exposure with respect to certain, not all, legal proceedings, claims and litigation. With respect to the legal proceedings, claims and litigation for which no accrual has been recorded in the financial statements, management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1   Agreement dated May 1, 2001 between the Company and James Holtz

10.3   Agreement dated May 9, 2001 between the Company and Robert Grant

10.4   Agreement dated May 1, 2001 between the Company and Bob DiSilvio

10.5   Agreement dated May 18, 2001 between the Company and Tom Brunner

(b)    Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three month period ended June 30, 2001:

      Date of Report            Subject of Report
      --------------            -----------------
      May 15, 2001              Closing  of the  acquisition  by the  Company of
     (Date of earliest event    the Coherent Medical Group and execution of the
     reported:April 30, 2001)   related financing  agreements (reported under
                                Item 2 of Form  8-K).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ESC Medical Systems Ltd.

                                               /s/  Asif Adil
                                               -----------------------------
Date: August 20, 2001                          By: Asif Adil
                                                   (Chief Financial Officer,
                                                   and Duly Authorized Officer)

                                  EXHIBIT INDEX


10.1     Agreement, dated May 1, 2001 between the Company and James Holtz

10.2     Agreement dated May 9, 2001 between the Company and Robert Grant

10.3     Agreement dated  May 1, 2001 between the Company and Bob DiSilvio

10.4     Agreement dated May 18, 2001 between the Company and Tom Brunner