Form 10-Q
period 2001-09-30
ESC MEDICAL SYSTEMS LTD
filed 2001-11-14
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


          For the Quarterly Period Ended September 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the Transition Period From ____ to _____

                         Commission File Number 0-13012

                                  LUMENIS LTD.
             (Exact name of registrant as specified in its charter)

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

ESC MEDICAL SYSTEMS LTD.
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

The number of shares outstanding of the registrant's common stock as of November 14, 2001 was 36,654,711 Ordinary Shares, NIS 0.10 par value per share.

                                  LUMENIS LTD.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2001


                                      INDEX


PART I.  FINANCIAL INFORMATION................................................2

     ITEM 1.   Financial Statements...........................................2

          1)   Independent Accountant's Review Report.........................2

          2)   Consolidated Balance Sheets....................................3

          3)   Consolidated Statements of Operations..........................4

          4)   Statement of Changes in Shareholders' Equity...................5

          5)   Consolidated Statements of Cash Flows..........................6

          6)   Notes to Condensed Interim Consolidated
               Financial Statements...........................................8

     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................17

     ITEM 3.   Quantitative and Qualitative Disclosure about
               Market Risk...................................................24


PART II. OTHER INFORMATION...................................................23

     ITEM 1.   Legal Proceedings.............................................25

     ITEM 2.   Changes in Securities and Use of Proceeds.....................27

     ITEM 4.   Submission of Matters to a Vote of Security Holders...........28

     ITEM 6.   Exhibits and Reports on Form 8-K..............................29

                                   # # # # # #

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Independent Accountant's Review Report


The Board of Directors
LUMENIS Ltd.
Yokneam


We have reviewed the accompanying interim consolidated balance sheet of LUMENIS Ltd. ("the Company") and consolidated subsidiaries as of September 30, 2001, the related interim consolidated statements of operations for the nine-month and three-month periods ended September 30, 2001 and the related statement of changes in shareholders' equity and statement of cash flows for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu


Tel Aviv
November 14, 2001

                                   # # # # # #

                LUMENIS LTD. (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                       INTERIM CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)


                                                   September 30,    December 31,
                                                       2001            2000
                                                   -------------    ------------
                                                   (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                          $100,543        $ 43,396
  Short-term investments                                   --             123
  Trade receivables                                    95,381          54,156
  Prepaid expenses and other receivables               14,439           6,949
  Inventories                                          71,381          50,288
                                                     --------        --------
                                                      281,744         154,912
                                                     --------        --------

FINISHED GOODS USED IN OPERATIONS                       9,860           2,758

LONG-TERM INVESTMENTS
  Bank deposits and securities                            937             941
  Investments in non marketable shares                  3,501           6,993
  Long term trade receivables                           1,260             341

FIXED ASSETS                                           14,432           9,695

OTHER ASSETS                                          145,536           4,889
                                                     --------        --------

     Total assets                                    $457,270        $180,529
                                                     ========        ========
CURRENT LIABILITIES
  Short-term debt and current maturities of
  long-term loans                                    $ 47,000        $  4,420
  Accounts payable and accrued expenses               143,336          54,316
  Subordinated notes                                   12,904              --
                                                     --------        --------
                                                      203,240          58,736
                                                     --------        --------
LONG TERM LIABILITIES
  Bank loans                                          100,023              18
  Restructuring accrual                                    --             963
  Accrued severance pay, net                            1,115           1,162
  Convertible subordinated notes                       70,667          91,787
                                                     --------        --------
                                                      171,805          93,930
                                                     --------        --------
Total liabilities                                     375,045         152,666
                                                     --------        --------
SHAREHOLDERS' EQUITY
  Ordinary shares of NIS 0.1 par value:
  Authorized - 100,000,000 and 50,000,000 shares;
  respectively Issued and outstanding -
  36,609,821 and 27,629,017 shares, respectively          798             578
  Additional paid-in capital                          320,388         137,033
  Unearned compensation                                    --            (120)
  Accumulated deficit                                (238,709)        (96,693)
  Treasury stock, at cost: 36,498 and 1,871,684
  shares, respectively                                   (252)        (12,935)
                                                     --------        --------
    Total shareholders' equity                         82,225          27,863
                                                     --------        --------
    Total liabilities and shareholders' equity       $457,270        $180,529
                                                     ========        ========


The accompanying notes are an integral part of these interim consolidated financial statements.

                LUMENIS LTD. (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)


                                              For the nine months      For the three months
                                              ended September 30,       ended September 30,
                                               2001         2000         2001        2000
                                            ----------------------    ----------------------
                                                   (Unaudited)              (Unaudited)
SALES, NET                                  $ 214,413    $ 115,601    $ 90,173    $ 37,058
COST OF SALES                                 109,478       48,474      39,807      14,320
                                            ---------    ---------    --------    --------
      Gross profit                            104,935       67,127      50,366      22,738
                                            ---------    ---------    --------    --------

OPERATING EXPENSES
  Research and development, net                14,904        8,731       6,465       2,952
  In process research and development          46,650           --          --          --
  Selling, marketing and
  administrative expenses                     170,175       44,657      38,616      14,468
  Amortization of goodwill and other
  intangible assets                             5,357           --       3,217          --
  Write-down of investments                     3,986           --          --          --
                                            ---------    ---------    --------    --------
      Total operating expenses                241,072       53,388      48,298      17,420
                                            ---------    ---------    --------    --------
OTHER OPERATING INCOME                             --        1,450          --          --
                                            ---------    ---------    --------    --------
    Operating income (loss)                  (136,137)      15,189       2,068       5,318
                                            ---------    ---------    --------    --------
OTHER INCOME                                       --          599          --          --

FINANCING EXPENSES, NET                        (7,095)      (3,673)     (1,735)     (1,025)
                                            ---------    ---------    --------    --------
      Income (loss) before income taxes      (143,232)      12,115         333       4,293

INCOME TAX  BENEFIT (EXPENSE)                   1,216          (98)       (200)         --
                                            ---------    ---------    --------    --------
      Income (loss) after income taxes       (142,016)      12,017         133       4,293

COMPANY'S SHARE OF LOSSES OF AFFILIATES            --          733          --         313
                                            ---------    ---------    --------    --------
      Income (loss) before
         extraordinary item                  (142,016)      11,284         133       3,980
                                            =========    =========    ========    ========

EXTRAORDINARY GAIN ON PURCHASE
   OF COMPANY'S CONVERTIBLE NOTES                  --          292          --          --
                                            ---------    ---------    --------    --------
      Net income (loss) for the period      $(142,016)   $  11,576    $    133    $  3,980
                                            =========    =========    ========    ========

EARNINGS (LOSS) PER SHARE
  Basic:
  Income (loss) before extraordinary item   $   (4.60)   $    0.45    $     --    $   0.16
  Extraordinary gain                               --         0.01          --          --
                                            ---------    ---------    --------    --------
      Net earnings (loss) per share         $   (4.60)   $    0.46    $     --    $   0.16
                                            =========    =========    ========    ========

  Diluted:
  Income before extraordinary item             $(4.60)   $    0.40    $     --    $   0.14
  Extraordinary gain                               --         0.01          --          --
                                            ---------    ---------    --------    --------
      Net earnings per share                $   (4.60)   $    0.41    $     --    $   0.14

WEIGHTED AVERAGE NUMBER OF SHARES
   Basic                                       30,866       25,233     35,254       25,460
                                            =========    =========    ========    ========
   Diluted                                                  28,095     39,536       29,357
                                                         =========    =======     ========


The accompanying notes are an integral part of these interim consolidated financial statements.

                LUMENIS LTD. (FORMERLY ESC MEDICAL SYSTEMS LTD.)
              INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                        Additional
                                Share    paid-in     Unearned    Accumulate    Treasury
                               capital   capital   compensation  deficit        stock     Total
                               -------   -------   ------------  -------        -----     -----
Balance as of
December 31, 2000               $ 578   $ 137,033    $ (120)    $ (96,693)   $ (12,935)  $ 27,863

Share issuance to
   Coherent                       132      89,498                                          89,630

  Grant of options to bank                  9,704                                           9,704

Grant of options to
   Employees and consultants                8,963                                           8,963

Exercise of options                69      36,682                               12,683     49,434

Conversion of notes                19      21,396                                          21,415

Amortization of
unearned compensation                                   120                                   120

Non-cash compensation                      17,112                                          17,112

Net loss for the period                                         (142,016)                (142,016)
                                -----   ---------    ------     ----------   ---------   --------
Balance as of
September 30, 2001              $ 798   $ 320,388    $   --     $ (238,709)  $    (252)  $ 82,225
                                =====   =========    ======     ==========   =========   ========


The accompanying notes are an integral part of these interim consolidated financial statements.

                LUMENIS LTD. (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                  For the nine months
                                                                   ended September 30
                                                             -----------------------------
                                                                2001                2000
                                                             ---------           ---------
CASH FLOWS - OPERATING ACTIVITIES
 Net income (loss)                                           $(142,016)           $ 11,576
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities -

   Income and expenses not affecting operating cash flows:
     Amortization of unearned compensation                         120                  96
     Grant of options                                            8,963                  --
     Non-cash compensation                                      16,400                  --
     Depreciation and amortization                              10,255               2,781
     In process research and development                        46,650                  --
     Gain on purchase of Company's convertible notes                --                (292)
     Other income                                                   --                (599)
     Other operating income                                         --              (1,450)
     Write-down of investments                                   3,986                  --
     Other                                                      (2,081)                574

   Changes in operating assets and liabilities:
     Increase in trade receivables                              (5,952)             (9,033)
     Increase in prepaid expenses and other
     receivables                                                (4,598)             (1,969)
     Decrease (Increase) in inventories (1)                      3,720              (8,160)
     Increase (decrease) in accounts payable and
     accrued expenses                                           42,914             (20,075)
                                                             ---------            --------
      Net cash -operating activities                           (21,639)            (26,551)
                                                             ---------            --------

CASH FLOWS - INVESTING ACTIVITIES
 Purchase of fixed assets, net                                  (2,091)             (2,345)
 long term deposit, net                                              4                  --
 Short term deposit, net                                           123                  --
 Sale of subsidiary's operations                                    --                 814
 Proceeds from investments, net                                   (151)             25,817
 Payment for operations acquired (Appendix A)                   (9,744)                 --
 Purchase of distribution rights                                  (500)                 --
                                                             ---------            --------
      Net cash- investing activities                           (12,359)             24,286
                                                             ---------            --------

CASH FLOWS - FINANCING ACTIVITIES
 Purchase of convertible notes                                      --                (873)
 Proceeds from exercise of options                              49,434               3,328
 Increase (Decrease) in long-term loans                              5                 (15)
 Increase in short-term bank debt, net                          42,580               5,999
 Finance costs associated with long term loan                     (874)                 --
                                                             ---------            --------
      Net cash- financing activities                            91,145               8,439
                                                             ---------            --------

INCREASE IN CASH AND CASH EQUIVALENTS                           57,147               6,174
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                43,396              24,524
                                                             ---------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 100,543            $ 30,698
                                                             =========            ========

CASH PAID DURING THE PERIOD IN RESPECT OF:

  Income taxes                                               $     422            $    710
                                                             =========            ========
  Interest                                                   $   6,600            $  5,869
                                                             =========            ========

(1)  Including finished goods used in operations.


The accompanying notes are an integral part of these interim consolidated financial statements.

                LUMENIS LTD. (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands )


          Appendix A - Payments for operation acquired

                                                       For the nine months
                                                     ended September 30, 2001
                                                     ------------------------
                                                            (Unaudited)
                                                     ------------------------
Current assets                                               (71,343)
Fixed assets, net                                             (5,223)
Current liabilities                                           39,524
In process research and development                          (46,650)
Goodwill and other intangibles                               134,761)
Equity payment (the Company's shares)                         89,630
Cash payment, financed by a long term loan                   100,000
Liability with respect to acquisition                          6,175
Note                                                          12,904
                                                             -------
                                                              (9,744)
                                                             =======

          Appendix B - Non cash activities

                                                       For the nine months
                                                     ended September 30, 2001
                                                     ------------------------
                                                            (Unaudited)
                                                     ------------------------

          Conversion of notes                                 21,120

          Non cash compensation                                1,423

          Grant of options to bank                             9,704

                LUMENIS LTD. (FORMALLY ESC MEDICAL SYSTEMS LTD.)
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
          FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                     (In thousands, except per share data)


Note 1 - BASIS OF PRESENTATION

     A. The unaudited condensed interim consolidated financial statements as of September 30, 2001 and for the nine-month and three-month periods then ended ("interim financial statements") of Lumenis LTD. (Formerly ESC Medical Systems Ltd.) (the "Company") and subsidiaries should be read in conjunction with the audited financial statements of the Company as of December 31, 2000 and for the year then ended, including the notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected on a full-year basis.

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

                LUMENIS LTD. (FORMALLY ESC MEDICAL SYSTEMS LTD.)
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
          FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                     (In thousands, except per share data)


7Note 2 - ADDITIONAL INFORMATION (Cont.)

     A.   (Cont.)

          To finance the Acquisition, ongoing working capital needs and, if needed, the refinancing of the Company's 6% convertible subordinated notes due September 1, 2002, the Company and certain of its subsidiaries entered into various financing arrangements (the "Financing") with Bank Hapoalim B.M (the "Bank"). The financing consists of: (a) a $100,000 nine-year term loan, (b) up to $50,000 revolving line of credit until April, 2002 and up to $20,000 revolving line of credit from April, 2002 to April, 2003 and (c) a letter of intent pursuant to which the Bank agreed, subject to the terms and conditions set forth therein, to provide up to approximately $92,000 to refinance the Company's 6% convertible subordinated notes due September 1, 2002. Based on the Bank's letter of intent and the Company's intention to use long-term financing to pay the notes due in September 2002, the convertible subordinated notes have been presented as long-term liabilities. Each of the facilities is or will be secured by substantially all of the assets of the Company, Lumenis Holdings and certain of their material subsidiaries. In connection with the Financing, on April 30, 2001, the Company and the Bank also entered into a five-year option agreement granting the Bank or any of its subsidiaries the right to purchase from the Company up to 2,500,000 ordinary shares of the Company at a purchase price of US$20.25 per share, subject to certain adjustments, of which 1,363,700 options have been exercised.

          The Acquisition was accounted for as a purchase. The aggregate consideration including costs directly attributable to the completion of the Acquisition (together, the "Purchase Price"), have been allocated to the assets and liabilities acquired. The allocation of the Purchase Price among the identifiable intangible assets was based upon independent estimates of fair value of those assets. As a result, $46,650 was allocated to purchased in-process research and development, which has not yet reached technological feasibility and does not have alternative future uses. This amount has been charged to the Company's operations in accordance with FASB Interpretation No. 4.

          The Company examines on an ongoing basis, its long-lived assets, including those acquired in the acquisition. Failure to reach the level of operations used for the valuation of CMG's tangible and intangible assets or to utilize such assets as currently anticipated, could result in impairment of the associated assets and could require the Company to accelerate the time period over which such assets are being amortized, which could have a material adverse effect on the Company's result of operations.

          The interim consolidated balance sheet as of September 30, 2001 and the interim consolidated statement of operations for the nine-month period then ended, include, on a consolidated basis, the financial data of CMG as of such date and for the period from the Closing to September 30, 2001, respectively.

                LUMENIS LTD. (FORMALLY ESC MEDICAL SYSTEMS LTD.)
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
          FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                     (In thousands, except per share data)


Note 2 - ADDITIONAL INFORMATION (Cont.)

     A.   (Cont.)

          The total purchase price and the purchase price allocation are as follows:

          Total purchase price:
            Equity payment (the company's shares)                    $ 89,630
            Cash payment                                              100,000
            Liability with respect to acquisition                       6,175
            Note                                                       12,904
                                                                     --------
              Total payment                                           208,709
            Assumed liabilities                                        39,524
                                                                     --------
            Total consideration                                       248,233
            Acquisition expenses                                       10,471
                                                                     --------
              Total purchase price                                   $258,704
                                                                     ========
          Purchase price allocation:
            Fair value of net tangible assets acquired from CMG at
               April 30, 2001                                        $ 77,293

          Intangible assets acquired:
            Coherent name                                               2,990
            Product names                                               1,420
            Developed technology                                       29,910
            Covenant not to compete                                       878
            In process research and development                        46,650
            Goodwill                                                   99,563
                                                                     --------
                                                                     $258,704
                                                                     ========

          Purchased technology, other intangibles and goodwill are amortized over their estimated useful lives, generally two to fifteen years.

          The Company recorded a one-time charge of $46,650 in the nine-month period ended September 30, 2001 for purchased in-process research and development related to a developed project that had not reached technological feasibility, had no alternative future use, and for which successful development is uncertain.

                LUMENIS LTD. (FORMALLY ESC MEDICAL SYSTEMS LTD.)
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
          FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                     (In thousands, except per share data)


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

     Pro Forma Financial Results:

          The following selected unaudited pro forma combined results of operation for the nine months ended September 30, 2001 and 2000 of the Company and CMG, have been prepared assuming the Acquisition occurred at the beginning of each of the periods presented.

          The following pro forma financial information do not purport to be indicative of the combined results of operations of future periods or indicative of the results that actually would have been realized had the entities been a single entity during these periods.

                                               For the nine months
                                                ended September 30
                                              ---------------------
                                                2001        2000
                                              ---------    --------
                                                   (Unaudited)
          Sales, Net                          $ 275,356    $273,867
          Net income (loss)                     (98,928)      6,974
          Net earnings (loss) per share           (2.87)       0.23

          Shares used in calculation of net
            earnings (loss) per share            34,487      30,665

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

                LUMENIS LTD. (FORMALLY ESC MEDICAL SYSTEMS LTD.)
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
          FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                     (In thousands, except per share data)


Note 2 - ADDITIONAL INFORMATION (Cont.)

     B. In April 2001, the Company reached a final agreement with the Israeli income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded, in the nine-month period ended September 30,2001 a gain from the reversal of the accrual recorded in previous years in a total amount of $ 1,600.

     C. In the nine-month period ended September 30, 2001, the Board of Directors approved the acceleration of vesting of stock options granted to the Company's certain employees and members of the Board of Directors. As a result, and in accordance with FASB Interpretation No.44., compensation expense with regard to such acceleration, in the total amount of $16,400 is included in the statement of operations.

          In May 2001, the Board of Directors approved the grant of fully vested stock options, to purchase 200,000 shares, to two of the Company's senior employees, at an exercise price of $10.90 per share (equal to the exercise price of options granted to some of the Company's other employees prior to the Acquisition). As a result, and in accordance with APB 25, compensation expense in the total amount of $3,300 is included in the statement of operations.

     D. The trade receivables as of September 30, 2001 and December 31, 2000 are presented net of allowances of $ 26,315 (unaudited) and $ 14,154 respectively.

Note 3 - INVENTORIES

     Inventories are composed of the following:

                                              September 30,  December 31,
                                                   2001          2000
                                              -------------  ------------
                                               (Unaudited)

          Raw materials                          $24,410       $30,468
          Work in process                         15,639         8,354
          Finished products                       31,332        11,466
                                                 -------       -------
                                                 $71,381       $50,288
                                                 =======       =======

     The cost of sales for the nine-month period ended September 30, 2001, include the write down of inventories in the total amounts of approximately $17,569

                LUMENIS LTD. (FORMALLY ESC MEDICAL SYSTEMS LTD.)
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
          FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                     (In thousands, except per share data)


Note 4 - SEGMENT INFORMATION

     A.   COMPOSITION OF REVENUES BY GEOGRAPHIC AREAS

                                For the nine months      For the three months
                                ended September 30,      ended September 30,
                               ---------------------     -------------------
                                 2001         2000         2001        2000
                               --------     --------     -------     -------
                                    (Unaudited)              (Unaudited)
          Revenues
            America            $ 98,895     $ 49,846     $43,816     $16,461
            Europe               43,150       27,391      17,286       8,364
            Asia                 62,010       27,308      26,264       9,055
            Other                10,358       11,056       2,806       3,178
                               --------     --------     -------     -------
             Consolidated      $214,413     $115,601     $90,173     $30,313
                               ========     ========     =======     =======

     B.   REPORTABLE SEGMENTS

                                                  For the nine    For the nine
                                                  months ended    months ended
                                                  September 30,   September 30,
                                                       2001          2000
                                                    ---------      ---------
                                                   (Unaudited)    (Unaudited)
          Revenues
            Surgical, Aesthetics and Ophthalmic     $ 198,085      $  99,866
            Dental                                      7,478          5,071
            Industrial                                  8,850         10,664
                                                    ---------      ---------
              Consolidated                          $ 214,413      $ 115,601
                                                    =========      =========

          Operating Income (Loss)
            Surgical and aesthetics                 $(137,477)     $  17,704
            Dental                                     (2,385)        (2,286)
            Industrial                                  1,045           (229)
                                                    ---------      ---------
              Consolidated                           (136,137)        15,189
          Other income                                   --              599
          Financing expense, net                       (7,095)        (3,673)
                                                    ---------      ---------
          Income before income taxes                $(143,232)     $  12,115
                                                    =========      =========

                                                            September 30
                                                                2001
                                                              --------
                                                             (Unaudited)
          Assets
            Surgical, Aesthetics and Ophthalmic               $435,158
            Dental                                              10,230
            Industrial                                          11,882
                                                              --------
               Consolidated                                   $457,270
                                                              ========

                LUMENIS LTD. (FORMALLY ESC MEDICAL SYSTEMS LTD.)
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
          FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                     (In thousands, except per share data)


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

          On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. On August 31, 2000 the Court entered an order dismissing the claim against the Laser director and officer defendants and denying the remaining dismissal counts. The Company has reached an agreement in principle with the plaintiffs to settle the action, and is working to finalize a formal agreement with the plaintiffs. The final settlement is subject to negotiation and execution of the formal agreement. In addition, the final agreement must be approved by the Court, a process which will likely take several months.

     B. On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments, Light Age's principal contentions are that the Alexandrite laser is based on technology developed by Light Age and is competing with Light Age's Alexandrite laser, in breach of the Company's non-disclosure and non-compete undertakings in a supply agreement with Light Age. In addition, Light Age is seeking a permanent injunction against the Company engaging in such activities. The Tel-Aviv Court denied Light Age's request for an ex-parte injunction and ordered that a hearing be held with both parties present. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The parties have since agreed to submit their dispute for arbitration. Accordingly, the parties filed a motion to stay the proceedings, which was granted by the Tel Aviv Court on October 14, 1999.

                LUMENIS LTD. (FORMALLY ESC MEDICAL SYSTEMS LTD.)
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
          FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                     (In thousands, except per share data)


Note 5 - CONTINGENT LIABILITIES (Cont.)

     C. On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age. The litigation relates to disputes arising out of an agreement between Light Age and Laser pursuant to which Light Age supplied certain medical laser devices to Laser. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999 the Company and the three affiliated entities filed a response to Light Age's demand. An arbitration panel has been appointed, discovery is ongoing, and hearings on the merits have been scheduled for December 2001.

     D. On May 8, 2001, Lumenos, Inc. ("Lumenos"), the owner of several applications with the United States Patent and Trademark Office to register the term "Lumenos" as a trademark, filed a complaint for trademark infringement against the Company in the United States District Court for the District of Massachusetts, seeking equitable relief and damages. In its complaint, Lumenos seeks to prevent the Company from using or promoting the name "Lumenis" as a company name, trademark or Internet domain name. The time to serve the Lumenos Complaint has now lapsed. The parties have reached an agreement resolving the dispute. The parties are in the process of having the agreement signed whereupon the Lumenos suit is to be dismissed with prejudice.

     E. On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs have filed a motion to remand the case to State Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act as well as lender liability and unconscionable conduct. The Company is defending this case vigorously.

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

     G. The statements of operations for the nine-month period ended September 30, 2001 include a provision of $ 26,000 reflecting management estimate of the Company's potential exposure with respect to certain, not all, legal proceedings, claims and litigation. With respect to the legal proceedings, claims and litigation for which no accrual has been recorded in the financial statements, management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

                LUMENIS LTD. (FORMALLY ESC MEDICAL SYSTEMS LTD.)
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
          FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                     (In thousands, except per share data)


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

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill and other intangibles acquired in a business combination and eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate them for impairment. The Company expects to adopt this statement during the first quarter of fiscal 2002. During the five-month ended September 30, 2001, goodwill amortization totaled approximately $2,730.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lumenis, Ltd. ("LUMENIS" or "the Company") is a world leader in the design, manufacture, marketing and servicing of a broad range of medical devices that incorporate proprietary intense pulsed light technology, state-of-the-art lasers and accessories as well as other technologies. The Company's systems incorporate these technologies for applications in aesthetic, surgical and ophthalmic applications, including photorejuvenation, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, ENT, gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, secondary cataracts, age-related macular degeneration, and refractive eye correction, as well as neurosurgery. The Company's systems are designed for use in a variety of medical environments, ranging from physicians' offices to acute care hospitals.

On February 25, 2001, LUMENIS, its wholly-owned subsidiary, Lumenis Holdings Inc. (formerly known as Energy Systems Holdings Inc. ), and Coherent, Inc. ("Coherent"), entered into an Asset Purchase Agreement, dated as of February 25, 2001 (the "Asset Purchase Agreement"), pursuant to which Coherent agreed to sell or cause to be sold to LUMENIS and certain of its subsidiaries (collectively, the "Buyer Group") substantially all of the assets and liabilities of the Coherent Medical Group ("CMG") , Coherent's medical products division (the "Acquisition"). The assets acquired include, among other things, plant, equipment and other physical property. On April 30, 2001, the Buyer Group and Coherent and its subsidiaries completed the Acquisition (the "Closing"). In addition, on April 30, 2001, the Asset Purchase Agreement was amended by the parties thereto (the "First Amendment").

At the Closing, the Coherent entities received $100,000,000 in cash (the "Cash Purchase Price"), 5,432,099 LUMENIS ordinary shares (the "Shares"), and an eighteen-month note bearing interest at the rate of 5% per annum and in the principal amount of $12,904,000 (the "Note", together with the Cash Purchase Price and the Shares, the "Closing Consideration"). The Cash Purchase Price is subject to an yet undetermined adjustment based on the net tangible value, at the Closing, of CMG's assets acquired. The Asset Purchase Agreement also provides for a post-Closing earn-out payment to Coherent of up to $25,000,000, subject to certain financial conditions being met (the "Post-Closing Consideration"). The amount and terms of the Closing Consideration and the Post-Closing Consideration were determined by arms-length negotiations among the parties.

To finance the Acquisition, ongoing working capital needs and, if needed, the refinancing of LUMENIS's 6% convertible subordinated notes due September 1, 2002, LUMENIS and certain of its subsidiaries entered into various financing arrangements (the "Financing") with Bank Hapoalim B.M (the "Bank"). The financing consists of: (a) a $100,000,000 six-year term loan, (b) a $50,000,000 revolving line of credit until April, 2002 and up to $20,000,000 revolving line of credit from April 2002 to April, 2003 and (c) a letter of intent pursuant to which the Bank agreed, subject to the terms and conditions set forth therein, to provide up to approximately $92,000,000 to refinance LUMENIS's 6% convertible subordinated notes due September 1, 2002. Each of the facilities is or will be secured by substantially all of the assets of LUMENIS, Lumenis Holdings and certain of their material subsidiaries. In connection with the Financing, on April 30, 2001, LUMENIS and the Bank also entered into a five year option agreement granting the Bank or any of its subsidiaries the right to purchase from LUMENIS up to 2,500,000 LUMENIS ordinary shares at a purchase price of US$20.25 per share, subject to certain adjustments. The Bank has exercised options for 1,363,7000 shares.

In this Report, unless the context otherwise requires, all references to the "Company" or "LUMENIS" are to Lumenis Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 (In thousands of U.S. Dollars)

Revenues. The Company's net revenues increased by 143% to $90,173 for the three months ended September 30, 2001 compared to $37,058 for the three months ended September 30, 2000. The Company's net revenues increased by 85% to $214,413 for the nine months ended September 30, 2001 compared to $115,601 for the nine months ended September 30, 2000.

The increase in sales reflects mainly the five months contribution from the CMG acquisition.

Gross Profit. Gross profit increased by 122% to $50,366 for the three months ended September 30, 2001 from $22,738 for the three months ended September 30, 2000. As a percentage of sales the gross profit was 56% in the three months ended June 30, 2001, compared to 61% in the same period in 2000. Gross profit increased by 56% to $104,935 for the nine months ended September 30, 2001 from $67,127 for the nine month period ended September 30, 2000. Excluding write down of inventory and other charges mainly connected with the acquisition of CMG, gross profit increased by 82% for the nine months ended September 30, 2001. As a percentage of sales, excluding write downs of inventory and other charges, the gross profit was 57% in the nine months ended September 30, 2001 compared to 58% in the same period in 2000.

The increase in gross profit, excluding write downs of inventory and other charges, in the nine months ended September 30, 2001 was due to the five months of contribution from the CMG acquisition.

The decrease in gross profit, excluding write down and other charges, as a percentage of sales in the nine months ended September 30, 2001 stems from the inherently lower margins of the CMG product lines and was aggravated by the product mix.

Research and Development, net. Net research and development costs increased by 119% to $6,465 for the three months ended September 30, 2001 from $2,952 in the same period in 2000. As a percentage of sales, research and development costs were 7% in the three month period ended September 30, 2001 compared to 8% in the same period in 2000. Net research and development costs increased by 71% to $14,904 for the nine months ended September 30, 2001 from $8,731 in the same period in 2000. As a percentage of sales, research and development costs were 7% in the nine month period ended September 30, 2001 compared to 8% in the same period in 2000 .

The increase in research and development costs in the nine and three months ended September 30, 2001 is due mainly to the five months contribution from CMG activities.

In process research and development. In process research and development expenses in the nine months ended September 30, 2001 represents the fair value allocated to in process research and development of the CMG acquisition purchase price, based upon independent valuation.

Selling, Marketing and Administrative expenses. Selling, Marketing and Administrative expenses increased by 167% to $38,616 for the three months ended September 30, 2001 compared to $14,468 for the same period in 2000. As a percentage of sales, Selling Marketing and Administrative expenses in the three months ended September 30, 2001 were 43% compared to 39% in the same period in 2000. As a percentage of sales, excluding one time charges (listed below) mainly in connection with the CMG acquisition and Discontinued Business Activities expense (detailed below), Selling Marketing and Administrative expenses in the three months ended September 30, 2001 were 32%. Selling Marketing and Administrative expenses increased by 281% to $170,175 for the nine months ended September 30, 2001 compared to $ 44,657 for the same period in 2000. As a percentage of sales, Selling Marketing and Administrative in the nine months period ended September 30, 2001 were 79% compared to 39% in the same period in 2000. As a percentage of sales, excluding one time charges mainly in connection with the CMG acquisition and Discontinued Business Activities expenses, selling, marketing and administration expenses in the nine months ended September 30, 2001 were 33%.

The increase in Selling Marketing and Administrative expense in three and nine months ended September 30, 2001 is due to the one time charges, mainly in connection with the CMG Acquisition and expenses of approximately $ 4,446 and $ 8,762 respectively of business activities ("Discontinued Business Activities") which represents duplicate activities with little or no future economic benefit as of September 30, 2001, incurred post acquisition. In the main, such activities have already ceased or definitive actions have been taken to eliminate them in the short term.

Selling, Marketing and Administrative expenses in the three and nine months ended September 30, 2001 include one-time charges, mainly in connection with the CMG Acquisition, as follows:

o $14,043 write down of account receivables mainly in connection with distributors consolidation for the nine months ended September 30, 2001.

o $3,196 and $36,861of exceptional personnel cost in respect of termination, retention and bonuses, mostly non-cash for the three and nine months ended September 30, 2001 respectively.

o $29,266 with respect to certain legal proceedings, claims and litigation, which represents the Company's management estimation of the Company's potential exposure relating to such proceedings for the nine months ended September 30, 2001.

o $5,537 relating to facility change, including future lease commitments, leases of unused space and related cost for the nine months ended September 30, 2001.

o $2,064 and $5,112 of integration related and other expenses for the three and nine months ended September 30, 2001, respectively.

Amortization of intangible assets. Amortization of intangible assets of $ 3,217 and $ 5,357 for the three and nine months ended September 30, 2001, respectively, includes amortization of intangible assets arising from the CMG Acquisition.

Write down of investments. Write downs of investments for the nine months ended September 30, 2001 of $3,986 represents mainly impairment of value of investments in affiliated companies.

Other operating income. Other operating income in the nine month period ended September 30, 2000 includes the profit from sale of operations of a unit in our industrial division, Applied Optronics Corporation, in the United States.

Operating Income (loss). For the three months ended September 30, 2001, operating income was $2,068 compared to operating income of $5,318 for the same period in 2000. For the nine months ended September 30, 2001, operating loss was $136,137, compared to operating income of $15,189 for the same period in 2000. Excluding inventory write downs and other charges, in process research and development write-downs, one time charges, litigation expenses, amortization of intangible assets, write downs of investments and Discontinued Business Activities, as mentioned above, operating income for the three and nine months ended September 30, 2001, was $14,991 and $37,004, representing 17% and 17% of sales, respectively. Excluding other income from sales of a unit in our industrial division, operating income for the nine months ended September 30, 2000 was $13,739, representing 12% of sales.

Other income. Other income of $599 in the nine months ended September 30, 2000 includes profits due to dilution of the Company's interests in one of its high-tech ventures, Galil Medical Ltd.

Financing expenses, net. For the three months ended September 30, 2001, financing expenses were $1,735 compared to financing expenses of $1,025 in the same period in 2000. For the nine months ended September 30, 2001, financing expenses were $7,095 compared to financing expenses of $3,673 in the same period in 2000.

The increase in the three months ended September 30, 2001 in finance expense is mainly due to the $1,959 financing cost of the long term bank loan in connection with the CMG acquisition including amortization of $500 in respect of value of options given to the bank as part of the financing agreement and offset by exchange rate income.

The increase in the nine months ended September 30, 2001 in finance expense is mainly due to the $3,480 financing cost of the long term bank loan in connection with the CMG acquisition including amortization of $1,000 in respect of value of options given to the bank as part of the financing agreement.

Income Tax Benefit (expense). Income tax expense in the three months ended September 30, 2001 was $200 compared to no Income tax in the same period last year. Tax benefit for the nine months ended September 30, 2001 was $1,216 compared with expense of $98 in the same period in 2000. In April 2001, the Company reached a final agreement with the income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain of $1,600 from reversal of the accrual recorded in previous years. Most of the Company's income in Israel is exempt from income taxes; the Israeli statutory tax rate for the purpose of reconciliation of the reported tax expense is approximately zero. Income tax expense in the financial statements relates primarily to the income taxes of non-Israeli subsidiaries. Additionally, the Company has over $100,000 of net operating losses, mostly in the United States and Israel.

Company's share on losses of affiliates. For the three months ended September 30, 2000, the Company's share on losses of affiliates was $313. For the nine months ended September 30, 2000, the Company's share on losses of affiliates was $733.

Extraordinary gain on purchase of Company's convertible notes. For the nine months ended September 30, 2000, extraordinary gain on the purchase of the Company's convertible notes was $292.

Net Income (loss). As a result of the foregoing factors, the Company's net income was $133 for the three months ended September 30, 2001 compared to net income of $3,980 in the same period in 2000. The Company's net loss was $142,016 for the nine months ended September 30, 2001 compared to net income of $11,576 in the same period in 2000.

The decrease in net income is due to the factors cited above.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of September 30, 2001, the Company had cash and cash equivalents of $100,543 compared to $43,396 on December 31, 2000. The increase of $57,147 is mainly attributable to:

Operating activities
(in thousands of dollars)

For the nine months ended September 30, 2001, cash used for operating activities was $21,639. The difference between the loss of $142,016 and cash used for operations is attributed to non-cash expenses and changes in working capital.

Non cash expenses of $84,293 consisted of the following:

o    $46,650 for purchased in-process research and development.

o $10,255 for Amortization and depreciation, including goodwill and other intangible assets of $7,688 and fixed assets depreciation of $2,567.

o    $8,963 for Grant of options.

o    $16,400 for Non cash compensation.

o    $3,986 for Write down of investment.

Changes in working capital of $36,084 consisted of the following:

o $42,914 for Increase in payables and accrued expenses mainly due to a legal provision reflecting management's estimate of the Company's potential exposure with respect to certain legal proceedings and integration and related provisions due to the purchase of the CMG operations.

o    $5,952 for increase in trade receivables.

o    $3,720 for decrease in inventory.

o    $4,598 for increase in prepaid expenses and other receivables.

Investing Activities
(in thousands of dollars)

For the nine months ended September 30, 2001, cash used for investing activities was approximately $12,359 detailed as follows:

o $9,744 for net payment for the acquisition of CMG. The total acquisition cost includes cash payment of $100,000 financed by a long-term loan, $12,904 in notes and 5,432,099 shares.

o    $123 for decrease in short term deposits.

o    $2,091 for investment in fixed assets

o    $151 for short term investments, net

o    $500 for purchase of distribution rights.

Financing Activities
(in thousands of dollars)

For the nine months ended September 30, 2001, cash provided by financing activities was $91,145 detailed as follows:

o    $49,434 from proceeds from the exercise of options.

o    $42,580 from short term bank debt.

o    $874 for finance costs associated with long term loan.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allocation of corporate expenses , allowances for uncollectible accounts receivable and sales returns reserves, inventory reserves, warranty costs, depreciation and amortization, income taxes and contingencies. Actual results could differ from those estimates.

CONDITIONS IN ISRAEL; RECENT INTERNATIONAL DEVELOPMENTS

The Company's principal offices and a substantial portion of its product development and manufacturing facilities are located in the State of Israel. Accordingly, the Company is directly affected by the political, economic and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed. In addition, Israel and several Arab States have announced their intention to establish trade and other relations and are discussing certain projects. Israel has not entered into any peace agreement with Syria or Lebanon. Since October 2000, there has been a significant increase in violence primarily in the West Bank and Gaza Strip, terrorist attacks in Israel, and negotiations between Israel and the Palestinian representatives have ceased. The Company cannot be certain as to whether or how the peace process will develop or what effect it may have upon the Company.

Despite earlier progress towards peace between Israel and its Arab neighbors, certain countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company does not believe that the boycott has had a material adverse effect on the Company. However, a prolonged continuation of the recent increase in hostilities in the region could lead to increased boycotts, further restrictive laws, policies or practices directed towards Israel or Israeli businesses and these could have a material adverse impact on the expansion of the Company's business. Generally, all male adult citizens and permanent residents of Israel under the age of 48 are obligated, unless exempt, to perform up to 45 days, or longer under certain circumstances, of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at anytime under emergency circumstances. Currently, some of the Company's senior officers and key employees are obligated to perform annual reserve duty. While the Company has operated effectively under these requirements since it began operations, no assessment can be made as to the full impact of such requirements on the Company's workforce or business if conditions should change, and no prediction can be made as to the effect on the Company of any expansion or reduction of such obligations, particularly if emergency circumstances occur.

The September 11, 2001 terror attacks on the U.S. and the war implemented by the U.S. and its international allies in Afghanistan in response, have created additional uncertainty on the state of the U.S. economy. The war implemented by the U.S. against terrorism might be broadened in the Middle East. As a result of the terror attacks and the war against terrorism implemented by the U.S., the world economy, business and trade markets can be adversely affected. Although the Company did not experience any immediate direct adverse effect on operations from the terrorist attacks, the longer-term and indirect economic, political and military consequences from this catastrophic event and the war implemented in response to those events, are not yet known. If the slowing business conditions in the global economy accelerate, the Company's future sales and operating results could be negatively impacted.

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

The Company has fixed rate long-term debt of approximately $71 million. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt.

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

The Company has been named in a number of purported class action securities lawsuits filed in the fall of 1998 that have been consolidated in the Untied States District Court for the Southern District of New York. The consolidated action is captioned In Re Lumenis Ltd. Securities Litigation, 98 Civ. 7530
(NRB). On July 9, 1999, a consolidated amended complaint was filed naming the Company, Salomon Smith Barney Inc., and several additional current and former directors and officers as defendants. The consolidated amended complaint seeks damages and attorneys fees under the United States securities laws for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998 and or alleged "tipping" of non-public information to Salomon Smith Barney Inc. in September 1998. On December 23, 1999, the Company moved to dismiss the consolidated amended complaint. On August 31, 2000 the Court entered an order dismissing the claim against the Laser Industries director and officer defendants and denying the remaining dismissal counts. The parties have entered into a scheduling order and have commenced discovery. The Company has reached an agreement in principle with the plaintiffs to settle the action, and is working to finalize a formal agreement with the plaintiffs. The final settlement is subject to negotiation and execution of the formal agreement. In addition, the final agreement must be approved by the Court, a process which will likely take several months.

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

On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., Lumenis Inc., Sharplan Lasers Inc., and Lumenis Ltd. v. Light Age, Inc. Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as beach of contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999, the Company and the three affiliated entities filed a response to Light age's demand. An arbitration panel has been appointed, discovery is ongoing, and hearings on the merits have been scheduled for December 2001.

On May 8, 2001, Lumenos, Inc. ("Lumenos"), the owner of several applications with the United States Patent and Trademark Office to register the term "Lumenos" as a trademark, filed a complaint for trademark infringement against the Company in the United States District Court for the District of Massachusetts, seeking equitable relief and damages. In its complaint, Lumenos seeks to prevent the Company from using or promoting the name "Lumenis" as a company name, trademark or Internet domain name. The time to serve the Lumenos complaint has now lapsed. The parties have reached an agreement resolving the dispute. The parties are in the process of signing the agreement whereupon the Lumenos suit is to be dismissed with prejudice.

On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remand the case to State Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act as well as lender liability and unconscionable conduct. The Company will continue to defend this case vigorously. No assessment of likelihood of outcome or likely damages, if any, can be made at this time.

On October 12, 2001, Lumenis Inc., a subsidiary of the Company, filed a summons and complaint in the United States District Court for the Southern District of New York charging Altus Medical, Inc. ("Altus") with infringement of U.S. Patents Nos. 5,707,403 and 5,527,350. These patents relate to the field of laser dermatology, including methods for utilizing a laser to treat and selectively destroy blood vessels below the surface of the skin. The summons and complaint were served on Altus on October 19, 2001. By stipulation, Altus must respond to the complaint by November 26, 2001.

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

The statements of operations for the nine-month's and three-month periods ended September 30, 2001 include a provision of $26 million reflecting management estimate of the Company's potential exposure with respect to certain, not all, legal proceedings, claims and litigation. With respect to the legal proceedings, claims and litigation for which no accrual has been recorded in the financial statements, management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a)  Not applicable

     (b)  Not applicable

     (c) During the three month period ended September 30, 2001, the Company issued: (i) 1,363,700 ordinary shares to Bank Hapoalim B.M. (the "Bank"), for an aggregate consideration of $27,614,925, upon exercise of options which had been granted on April 30, 2001 in connection with various financing arrangements provided by the Bank; said shares were issued in reliance on the private offering exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"); (ii) 399,784 ordinary shares in exchange for $10,892,000 aggregate principal amount of the Company's outstanding 6% convertible subordinated notes due September 1, 2002 (the "Convertible Notes") from certain holders thereof; said shares were issued in reliance on the exemption for securities exchanged with existing securityholders under Section 3(a)(9) of the Securities Act; and (iii) an aggregate of 188,676 ordinary shares upon the cashless exercise of options granted pursuant to litigation settlements in 2000 and an aggregate of 21,600 ordinary shares sold to a director and to an executive officer of the Company for an aggregate of $358,775 in cash, in each case in reliance on the exemption under Section 4(2) of the Securities Act. During the three months period ended June 30, 2001, the Company had issued 355,013 ordinary shares in exchange for $10,228,000 aggregate principal amount of the Convertible Notes from certain holders thereof in reliance on the exemption under Section 3(a)(9) of the Securities Act.

     (d)  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting of the Company's shareholders on July 16, 2001 (the "Annual Meeting"). The following sets forth each matter which was presented to the Company's shareholders and voted upon at the meeting and the number of votes cast for and against as well as the number of abstentions for each such matter:

1. To approve the election of directors of the Company to serve until the next Annual General Meeting. The nominees for election were: Prof. Jacob A. Frenkel, Mr. Arie Genger, Dr. Bernard Couillaud, Mr. Aharon Dovrat, Mr. Thomas G. Hardy, Prof. Darrell S. Rigel, Mr. Sash A. Spencer, and Prof. Zehev Tadmor.

                        FOR: 30,012,288 WITHHOLD: 52,036

2. To approve the Company's directors' and officers liability insurance arrangements, which under the Israeli Companies Law requires approval by the Company's Audit Committee and Board of Directors as well as the Company's shareholders. This matter was approved by the following votes:

               FOR: 25,144,981 AGAINST: 4,904,653 ABSTAIN: 14,690

3. To approve the appointment of Brightman, Almagor & Co., a member firm of Deloitte, Touche & Tohmatsu, as the Company's independent auditors to audit the consolidated financial statements of the Company and its subsidiaries for fiscal year 2001. This matter was approved by the following votes:

                 FOR: 29,991,815 AGAINST: 62,009 ABSTAIN: 10,500

4. To approve the Company's change of name from "ESC Medical Systems Ltd." to "Lumenis Ltd.". This matter was approved by the following votes:

                 FOR: 30,016,268 AGAINST: 35,495 ABSTAIN: 12,561

5. To amend the Company's Articles of Association to increase the registered share capital of the Company from NIS 5,000,000 to NIS 10,000,000, which will result in the increase in the amount of Ordinary Shares from 50,000,000 Ordinary Shares of par value NIS 0.10 to 100,000,000 Ordinary Shares of par value NIS
0.10. This matter was approved by the following votes:

                FOR: 29,572,239 AGAINST: 476,915 ABSTAIN: 15,170

6. To approve the issuance of options to purchase up to 2,500,000 Ordinary Shares to Bank Hapoalim, B.M. or one of its associates ("Bank"), in connection with the financing that was made available by the Bank on April 30, 2001 and used, in part, for the purchase of the Medical Group of Coherent, Inc. This matter was approved by the following votes:

                FOR: 21,794,540 AGAINST: 357,559 ABSTAIN: 19,180

7. To approve the engagement of Mr. Thomas G. Hardy, a director of the Company, as an outside consultant to assist the Company in the strategic planning and integration activities relating to the acquisition of the Medical Group of Coherent, Inc. This matter was approved by the following votes:

                FOR: 29,673,799 AGAINST: 377,403 ABSTAIN: 13,122

8. To approve the Company's 2000 Share Option Plan, intended to encourage stock ownership by employees, directors and consultants and thereby motivate such individuals to contribute materially to the Company's success. This matter was approved by the following votes:

               FOR: 15,655,646 AGAINST: 6,328,251 ABSTAIN: 187,382

9. To approve the compensation for 2001 of (i) the Company's directors who served as directors during 2000 and (ii) Mr. Arie Genger who served as special advisor of the Board of Directors and who was elected at the Annual Meeting as a director. This matter was approved by the following votes:

               FOR: 22,767,568 AGAINST: 7,144,588 ABSTAIN: 152,168

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Employment Agreement dated July 11, 2001 between the Company and Alon Maor

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended September 30, 2001. However, on July 13, 2001 the Company filed an Amendment No. 1 on Form 8-K/A to the Form 8-K which had been filed on May 15, 2001 (date of earliest event reported: April 30, 2001), to set forth the financial statements and pro forma financial information required by Items 7(a) and 7(b) of the said Form 8-K relating to the acquisition of the Coherent Medical Group.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Lumenis Ltd.


                                        /s/  Asif Adil
                                        -----------------------------
Date: November 14, 2001                 By:  Asif Adil
                                             (Chief Financial Officer,
                                             and Duly Authorized Officer)

                                  EXHIBIT INDEX

10.1    Employment Agreement dated July 11, 2001 between the Company and
        Alon Maor