Form 10-K
period 2001-12-31
LUMENIS LTD
filed 2002-04-01
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to _____

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

Title of each class                         Name of exchange on which registered
None                                        None

Securities registered pursuant to Section 12(g)of the Act:

                  Ordinary Shares, NIS 0.10 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of Ordinary Shares, par value 0.10 New Israeli Shekels ("NIS") per share, of the registrant outstanding as of March 25, 2002 was 36,758,606.

     The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the Ordinary Shares on March 25, 2002 as reported on the Nasdaq National Market, was approximately $209,899,459. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based on information on Schedules 13D and 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

                       Documents Incorporated by Reference

     None

                                     PART I

Item 1. Business.

General

     Lumenis Ltd. ("Lumenis", "Company", "We" or "Our") is a world leader in the design, manufacture, marketing and servicing of laser and light based systems for aesthetic, ophthalmic, surgical and dental applications. Lumenis offers a broad range of laser and intense pulsed light ("IPL") systems which are used in skin treatments, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, psoriasis, ear, nose and throat ("ENT"), gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, secondary cataracts, age-related macular degeneration, refractive eye correction, neurosurgery, dentistry and veterinary.

     The Company was incorporated in Israel on December 21, 1991. In January 1996, the Company completed an initial public offering ("IPO") in the United States. Since its IPO, the Company has raised both equity and debt financing in the public capital markets.

     On April 30, 2001, the Company completed the purchase of the medical division of Coherent, Inc. ("Coherent"), Coherent Medical Group ("CMG"). This acquisition approximately doubled the Company's sales, expanding its leading position in sales of pulsed light and laser based systems for the aesthetic and surgical markets, made it a significant competitor in the ophthalmic portion of the medical laser market, expanded its proprietary technology and increased its critical mass by country and customer type for the marketing and cross-selling of its products. After completion of this acquisition, the Company changed its name from ESC Medical Systems Ltd. ("ESC") to Lumenis Ltd. See "Coherent Asset Acquisition" below.

     On November 30, 2001 the Company completed the acquisition of the stock of FISMA Corporation, Instruments for Medicine & Diagnostics, Inc. and Instruments for Surgery (collectively "HGM") from the Estate of William H. McMahan ("McMahan"). HGM is a Salt Lake City developer and manufacturer of medical laser devices. The purchase price for HGM was $9.9 million in cash. This transaction expands the Company's ophthalmic product offerings, provides specialized technologies to help reduce the cost of manufacturing certain parts and accessories and enables the Company to transfer certain manufacturing operations from higher cost locations. The purchase included HGM's manufacturing facilities. In January 2002, the Company exercised its right of first refusal to purchase from McMahan the adjacent premises for the purchase price of $900,000.

     Unless the context otherwise requires, all references to the Company or Lumenis shall mean Lumenis Ltd. and each of its subsidiaries.

     This Report includes forward looking statements. See "Management's Discussion and Analysis - Forward Looking Statements and Risk Factors."

Market Focus

     The Company's systems are designed for use in a variety of medical environments. The principal target markets for the Company's aesthetic products are physicians with private practices or clinics, as well as leading beauty/hair removal centers. Many of these are customers who wish to access the vanity market and are looking to increase their revenues and reduce dependence on insurance reimbursements. The target markets for the Company's surgical products are hospitals and outpatient clinics that use lasers for certain procedures. Ophthalmologists are the primary target market for the ophthalmic products; and dentists are the primary target market for the dental products.

Coherent Asset Acquisition

     The Company acquired substantially all of the assets and related liabilities of CMG for $100 million in cash financed through a new term loan (see also Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations; Financing Activities"), 5,432,099 ordinary shares of Lumenis, and a $12.9 million eighteen-month 5% subordinated note, plus an earn-out of up to $25 million based on the revenues generated during the four calendar years ending December 31, 2004 from sales of the ophthalmic equipment operations of CMG. The cash portion of the purchase price is subject to an as yet undetermined post-closing adjustment based on the closing date net tangible book value of the business, which will not exceed $6 million. If total ophthalmic revenues for the four fiscal years ended December 31, 2004 exceed $450 million, the earn-out payment will be 21.5% of the excess. In addition, if the ophthalmic business is sold to a third party during this four-year period for a price in excess of $110 million, Coherent will receive an earn-out payment equal to 50% of the excess. In no event, however, will the earn-out payment be more than $25 million. During the fiscal year ended December 31, 2000, the ophthalmic equipment sales were approximately $76 million. During the Company's fiscal year ended December 31, 2001, its ophthalmic equipment sales (all of which are attributable to the acquired CMG operations) were approximately $74 million. The Company is obligated to register the 5,432,099 shares by October 30, 2004 for resale. At completion of the acquisition, Bernard Couillaud, President and Chief Executive Officer of Coherent, was appointed to the Company's Board of Directors. Coherent continues to supply the Company parts and components.

     Sales for Lumenis' business, together with the medical business acquired from Coherent for the years ended December 31, 2000 and 2001, are as follows (dollar amounts in thousands):


     --------------------------------------------------------------------------------------------------------------
     Business                              Year Ended                                 Year Ended
                                           December 31, 2000                          December 31, 2001
                                           (Pro Forma and Unaudited)                  (Pro Forma and Unaudited)
     --------------------------------------------------------------------------------------------------------------
     Aesthetic                                               $160                                 $168
     --------------------------------------------------------------------------------------------------------------
     Ophthalmic                                               76                                   74
     --------------------------------------------------------------------------------------------------------------
     Surgical                                                 57                                   64
     --------------------------------------------------------------------------------------------------------------
     Service                                                  54                                   49
     --------------------------------------------------------------------------------------------------------------
     Dental                                                    8                                   11
     --------------------------------------------------------------------------------------------------------------
     Industrial                                               14                                   11
     --------------------------------------------------------------------------------------------------------------
     TOTAL                                                   $369                                 $376
     --------------------------------------------------------------------------------------------------------------

     Following the completion of the CMG acquisition, the Company embarked on an intensive integration program to merge the two companies into one cohesive organization. As part of the integration program, the company rationalized product lines, sales and distribution networks, combined offices, closed facilities and laid off employees. This included the closure of the manufacturing sites in Seattle, Washington, the manufacturing activities in Tel Aviv, Israel and five sales offices in Norwood, Massachusetts, Munich, Germany, Cambridge, England, Paris, France and Tokyo, Japan. See "Manufacturing" below and Item 2 -- "Properties". As a result of such closures, the Company consolidated its manufacturing sites and balanced the production of its products between the United States and Israel. Furthermore, it combined sales offices in a concerted effort to strengthen its global sales force.

Technology

     Most of the Company's products are based on proprietary technologies, using intense pulsed light ("IPL") or state-of-the-art laser applications pioneered by the Company.

     Intense Pulsed Light Technology. IPL, the Company's proprietary technology uses thermal energy generated by a broad band intense pulsed light source to selectively illuminate unwanted lesions without damaging the surrounding tissue. IPL uses a combination of intense pulses of light and filters. Our IPL products are primarily aimed at the private aesthetic markets and applications include: non-invasive treatment of varicose veins and other benign vascular lesions; removal of benign pigmented lesions, such as age spots and sunspots; hair removal; and skin rejuvenation. Among our leading IPL brands are the VascuLight system for both deep and superficial vascular lesions, pigmented lesions, and hair removal and the IPL Quantum family of products for skin treatments, vascular and pigmented lesions and hair removal.

     Laser Technology. Surgical and medical laser units are generally categorized by the active material employed in generating the laser's beam. Materials used in surgical and medical lasers may be gases (such as CO2, argon or krypton) or crystals (such as yttrium-aluminum-garnet (YAG)). The active material determines the wavelength of the light emitted and thus the applications for which various types of lasers are best suited. The Company offers many laser systems, utilizing CO2, Nd:YAG, erbium, holmium and diode technologies. The lasers come in a variety of sizes and power levels designed to serve a broad range of aesthetic and medical procedures in physician offices, outpatient clinics and hospitals. These lasers work with a wide variety of application-driven laser accessories. Among the Company's leading cosmetic laser brands are: LightSheer diode lasers systems for hair removal and UltraPulse for skin resurfacing. The Company offers a comprehensive line of lasers for ophthalmic surgery, including the Novus Omni and Selecta laser for glaucoma and the Opal Photoactivator for treatment of age-related macular degeneration (AMD). The Company's leading surgical products are the Powersuite for urology and Gynelase for gynecology applications. The Company's leading dental products are Opus 20, Opus 5 and Opus 10.

                            Products and Applications

     Aesthetic Applications. The Company's main focus has been in the quickly growing aesthetic market, responding to the public's demand for improved appearance. The primary applications for our products are: the improving of facial complexion, skin texture, and blemishes; the removal of benign vascular lesions, including leg veins, spider veins on legs and face, and other red spots; removal of benign pigmented lesions including brown spots, age spots, sunspots and tattoos; and hair removal. In 2001, 45% of our revenues were derived from aesthetic applications.

     The following are the major products we currently market to meet these primary aesthetic applications. We have designed some of our systems to have the versatility to treat several different conditions.

     Aesthetic: Vascular and Pigmented Skin Treatments and Skin Resurfacing

     VascuLight. VascuLight is the top- of-the-line multi-application IPL system, integrating the features and benefits of the IPL with an Nd:YAG laser. It enables physicians to offer patients non-invasive solutions for a variety of clinical applications in a single device. The IPL heads can be varied according to applications for vascular and pigmented lesions and hair removal. The Nd:YAG laser treats deeper leg veins.

     IPL Quantum. These IPL systems are available as single application or multi-application systems for treating a variety of applications including photorejuventaion, vascular and pigmented lesions as well as hair removal. The Quantum DL for deeper leg veins was introduced in 2001.

     UltraPulse and UltraPulse Encore. UltraPulse is the industry's high-end high-energy, short-pulse-duration CO2 technology that first made laser skin resurfacing possible. It treats moderate to severe wrinkles and acne scarring and can also be used for a wide range of surgical applications.

     LightSheer. An industry leader in laser hair removal, LightSheer systems are high-power pulsed diode array systems that provide permanent hair reduction to patients of all skin types. LightSheer has been recognized as an effective and relatively maintenance free system. In 2001 two new portable systems were introduced.

     Lumenis holds the exclusive worldwide distribution rights for ClearLight, an intense blue light acne treatment system owned by CureLight Ltd. of Or Akiva, Israel. The Company believes that this therapy achieves higher clearance rates in less time than other medical treatments without observable material adverse side effects. ClearLight recently received the CE mark (see "Government Regulation" below), and CureLight recently filed for marketing clearance with the United States Food and Drug Administration. The Company began shipping the product outside the United States in the second quarter of 2001.

     In February 2002, Lumenis introduced the BClear Targeted PhotoClearing System, a UVB based light therapy system to treat psoriasis and vitiligo. The focused, high dose delivery and precise dosimetry of the BClear system allows individually customized treatments that safely and effectively treat specific problem locations without exposure to surrounding healthy skin. BClear qualifies for Medicare reimbursement under an existing standard.

     Ophthalmology Applications. Prior to the CMG Acquisition, CMG was a leader in the ophthalmic laser market since its introduction of the first argon photocoagulator system in 1970 for the treatment of retinal diseases and glaucoma. Coherent had achieved a widespread reputation for innovations and product excellence with an installed base of over 30,000 ophthalmic lasers in more than 75 countries. Lumenis is continuing the work begun by Coherent and is developing products which include both laser and other innovative technology solutions for the treatment of a variety of sight-threatening diseases. Argon, krypton, Nd:YAG, excimer, diode-pumped, and other diode systems all continue to give ophthalmologists essential surgical alternatives to treat various ophthalmic conditions. In 2001, 18% of our revenues were derived from ophthalmic applications. Our leading ophthalmic applications include:

     Photocoagulator. The purpose of this system is to heat or coagulate tissue. The primary application is the treatment of diabetic retinopathy, an abnormal vascular disease of the retina. Through the use of photocoagulation serious vision loss from diabetic retinopathy has been reduced in some patients from 50% to less than 2%. The main products are: Novus Omni, Ultima, and the Elite.

     Photodisruptor. The photodisruptor creates a small optical breakdown, or spark, to separate tissue or drill holes in the retina. The primary application is capsulotomy or perforation of the posterior capsule, a membrane left after removal of the cataractous lens. A secondary application is drilling holes in the iris, laser iridotomy, to relieve pressure in narrow angle glaucoma. The main brands for this product are the Aura and the Epic.

     Photoactivator. This system is used to activate a drug, Visudyne(R), to cause selective destruction of abnormal retinal blood vessels. The primary application is treatment of the predominantly classic "wet" form of age related macular degeneration (AMD). The main product is the Opal photoactivator which uses Visudyne, a drug provided by Novartis.

     Selective Laser Trabeculoplasty (SLT). SLT is used to selectively target individual trabecular meshwork cells to activate a biologic response that increases outflow of fluid to reduce intraocular pressure in open angle glaucoma. SLT is performed using the Selecta series of products.

     Refractive. This system is used to correct near and far sightedness and astigmatism. In certain markets outside of the U.S. market, Lumenis distributes the Allegretto laser, manufactured by Wavelight Laser Technolgie AG, which has the capability of "custom ablation" to achieve better corrective vision for patients.

     Surgical Applications. Lumenis' acquired businesses, including Laser Industries, with its well known Sharplan brand name, and CMG, were leading forces in the surgical marketplace for over twenty-five years. Lumenis now has a leading position in the surgical laser market. In 2001, 17% of our revenues were derived from surgical applications.

     The Company offers a broad range of laser systems and accessories for sale to hospitals and to medical practices to meet the growing in-office procedure demand.

     Surgical: Urology

     PowerSuite. The PowerSuite family of holmium lasers is used for two main applications in Urology: kidney and bladder stone lithotripsy and benign prostatic hyperplasia (BPH). BPH affects over 60% of men over the age of 60. Power Suite is sold with a wide range of fibers, which enable physicians to penetrate hard to reach areas. The laser is used to resect, ablate and coagulate tissue.

     In 2001 the Company entered into a new U.S. distribution agreement with Boston Scientific Corp ("BSC") under which BSC is responsible for sales of fibers and accessories as well as for providing sales leads for holmium lasers to Lumenis' direct distribution force. A similar agreement for distribution in Japan was entered into under which BSC is responsible for sales of all Lumenis urology offerings in Japan.

     Surgical: ENT (Otolaryngology).

     Lumenis has pioneered several ENT applications for both operating room and office environments. Our leading ENT products include:

     CO2 Lasers. The Company offers a full range of CO2 laser systems and accessories for a variety of applications. CO2 lasers enable the physician to create precise, hemostatic incisions and excisions and to ablate soft tissue with minimal thermal necrosis to the surrounding area. These units can be easily adapted for freehand surgery, laser microsurgery, and rigid endoscopy

     Surgical: Gynecology.

     Lumenis offers several systems for various gynecologic applications, including laparoscopy, endometrial ablation, microsurgery, tubal infertility, lesions of the lower genital tract and excessive menstrual bleeding. Our leading gynecological products include:

     UltraPulse Encore. UltraPulse Encore is used in gynecology as well as operating room based surgery. This high powered technology provides performance enhancement over lower powered CO2 technologies.

     GyneLase. GyneLase is a compact portable state-of-the-art diode laser that is designed for outpatient global endometrial ablation treatment of menorrhagia (excessive menstrual bleeding). Menorraghia is estimated to affect 20% of all menstruating women. In March 2001, we entered into a worldwide distribution agreement with Karl Storz GmbH & Co. for the GyneLase line of products.

     Surgical: Veterinary

     The Company pioneered laser applications in the veterinary area with the AccuVet, a compact, easy to use, CO2 laser. The many surgical applications include: removal of cysts, tumors and warts; specialized internal procedures; neutering; spaying; and declawing.

     Dental Applications. We have developed several dental lasers to enable dentists to perform hard and soft tissue applications including drilling, cavity preparation, gum trimming and periodontic procedures, as well as teeth whitening. In 2001, 3% of our revenues were derived from dental applications. Our leading systems for dental applications include:

     Opus5 and Opus10. Opus5 and Opus10 are compact lightweight efficient diode laser systems for maintenance-free tooth whitening. Opus 10 can also be used for soft tissue applications such as root canal disinfection, periodontal procedures, small surgery procedures, and curretage. The Opus 5 is a 5 Watt system; Opus 10 is 10 Watt. In October 2001, the Company entered into a distribution agreement with Patterson Dental Supply Inc. for distribution of these products in the United States.

     Opus20. Opus 20 uniquely combines Erbium YAG and CO2 lasers in one device to enable dentists to meet most of their dental practices' needs. The Er:YAG laser is designed primarily for hard tissue procedures on teeth and bone, including cavity and crown preparation, caries removal, enamel etching and curretage. The CO2 laser is effective for a wide variety of soft tissue applications, including gingevectomy, gingivoplasty, frenectomy, implant exposure and maintenance, root canal disinfection, laser troughing, crown lengthening, operative dentistry, and guided tissue regeneration. The Opus20 enables dentists to perform hard tissue drilling at speeds equal to high speed mechanical drills.

     NovaPulse. The NovaPulse is a 20 Watt pulsed CO2 laser for a wide variety of soft tissue applications including gingevectomy, gingivoplasty, frenectomy, implant exposure and maintenance, root canal disinfection, laser troughing, crown lengthening, operative dentistry, and guided tissue regeneration. The NovaPulse can also be used for other dentistry surgical applications.

     The Company also sells a variety of handpieces and accessories for its dental lasers.

     Industrial Applications. The industrial unit, Spectron Lasers, located in Rugby, England, develops and sells a number of different industrial laser systems for specialized applications based upon customer requests. In 2001, 4% of our revenues were from industrial applications.

Products Under Development

     In order to maintain and enhance its competitive position, the Company believes it is imperative to develop new products and applications and introduce new technologies. Some of these products are developed internally, some are developed pursuant to research agreements, and some are acquired or licensed.

Business Strategy

     The Company intends to maintain its leadership position in its markets by providing quality leading edge systems, accessories and service, and through in-house research and development and continued acquisition of products and technologies. The Company intends to broaden its sales channels and product offerings to reach a wider audience for its products. The Company intends to use the resources at its disposal to ensure that it can compete effectively in each of the markets it has targeted.

Financial Information about Business Segments

     Please refer to Note 16 of the Financial Statements with respect to financial information about business segments.

Marketing, Distribution and Sales

     As part of the integration of CMG, in the second half of 2001, the Company began a reorganization of its core business operations into five functional business units to focus upstream marketing and research and development activities within product application areas.

     Five business units have accordingly been set up to focus on Lumenis' primary markets: aesthetic, ophthalmology, surgery, dentistry and industrial.

     o The Aesthetic business unit focuses on photorejuvenation, hair removal, vascular and pigmented lesions, acne, psoriasis and other applications under development.

     o The Ophthalmic business unit focuses on ophthalmic products for correction of vision related problems.

     o The Surgical business unit focuses on hospital and in-office medical procedures in such fields as gynecology, urology, ENT, veterinary and other surgical applications.

     o The Dental business unit focuses on dental applications including soft and hard tissue and tooth whitening applications.

     o Spectron Lasers, the industrial business unit, manufactures and sells OEM products principally using a direct sales force in the U.K. and U.S.

     Three regional service centers have been established to coordinate local sales, marketing and service functions for all five business units. In addition to the sale of products, the Company generates revenues from service calls, maintenance agreements and sales of parts and accessories. Service revenue represents 13% of the net revenues. Lumenis sells directly in nine countries and has consolidated the global distributor networks of its two primary predecessor companies. These distributors sell Lumenis products in over 75 countries around the world.

     The regional service centers are:

     o Americas, headquartered in Santa Clara, California, which is responsible for sales in the United States and distributor sales in Canada and Latin America.

     o Europe, headquartered in Amstelveen, the Netherlands, which is responsible for direct sales in France, Germany, Italy, Sweden and the United Kingdom and for distributor sales in the rest of Europe, the Middle East and North Africa. The European headquarters will also host the Company's main distribution center outside the United States.

     o Asia Pacific, headquartered in Tokyo, Japan, which is responsible for direct sales operations in Japan, the People's Republic of China and Hong Kong as well as distributor sales in over 20 countries in Asia and the rest of the world, not covered elsewhere.

     Within each region, where appropriate, the Company has entered into distributor and representative agreements, to enable it to better penetrate certain markets.

     The Company also has entered into distribution agreements with other manufacturers to grant Lumenis rights to distribute third party products which complement its product offerings, including the ClearLight Phototherapy system for acne, Allegretto Wavefront laser for laser vision correction, Verdi photocoagulator for retinal disorders and Aura photodisrupter for capsulotomy, all of which are sold through the regional service centers.

Breakdown Of Net Sales By Region

                                              For The Year Ended December 31,
                                            ------------------------------------
                                               (dollar amounts in thousands)
                                                          Actual
                                             2 0 0 1      2 0 0 0       1 9 9 9
                                            ------------------------------------
North America ........................      $143,659      $ 64,254      $ 51,223
Europe ...............................        67,397        39,910        40,774
Asia .................................        87,422        37,430        33,662
Israel ...............................         3,683         2,088         2,054
Other ................................        13,040        17,943        14,438
                                            --------      --------      --------
Total                                       $315,201      $161,625      $142,151
                                            ========      ========      ========

     To assist customers in financing their purchases of the Company's products, the Company or its distributors may introduce them to one of a number of independent leasing companies. As is common in this industry, a substantial portion of the Company's sales are completed in the last few weeks of each calendar quarter.

     The Company generally sells more of its products during the second and the fourth fiscal quarters than in the first and third fiscal quarters. We believe that this is because during the third fiscal quarter many physician customers take summer vacation and during the first fiscal quarter many hospitals and medical organizations have not yet assessed their needs and budgets for the upcoming year.

Manufacturing

     The Company manufactures its products in five principal locations: the LightSheer hair removal and BClear psoriasis systems are manufactured in Pleasanton, California; aesthetic, surgical and ophthalmic products from the CMG product line are manufactured in Santa Clara, California; former HGM products and certain ophthalmic accessories are manufactured in Salt Lake City, Utah; the aesthetic, surgical and dental products from the former ESC Medical product line are manufactured in Yokneam, Israel; and the industrial products are manufactured in Rugby, England.

     Following the completion of the CMG acquisition, the Company consolidated its manufacturing sites and balanced the production of its product lines between the United States and Israel. By the end of 2001, the Company closed its manufacturing sites in Seattle, Washington and Tel Aviv, Israel. The production of the NovaPulse products was transferred from the Seattle facility to the Yokneam, Israel site. Additionally, in an effort to lower manufacturing costs, the Company is in the process of transferring other products from the Santa Clara facility to the Yokneam and Salt Lake City facilities, respectively. This transfer is expected to be completed in the second half of 2002.

     The Company manufactures products based mostly upon sales forecasts and, to a lesser extent, upon specific orders received from our customers. The Company delivers products based upon purchase orders received, and on average, the Company fulfills each customer's order within two to three weeks of receipt of the order.

Sources and Availability of Raw Materials

     The Company's products are manufactured from a large number of parts, using standard components and subassemblies supplied by subcontractors and vendors to the Company's specifications.

     The Company's policy is to maintain more than one source for each of its major components, to the extent possible, although in some cases parts are supplied by a sole source. Due to their sophisticated nature, certain components must be ordered up to six months in advance, resulting in a substantial lead time for certain production runs. In the event that such limited source suppliers are unable to meet the Company's requirements in a timely manner, the Company may experience an interruption in production until an alternate source of supply can be obtained.

     In Israel, the Company uses an outsourcing vendor to store and stock its raw material inventory.

     The Company orders raw materials, including optical and electronic parts, which it sends in kits to subcontractors for assembly of components and subassemblies. Assembly (in part), integration, and quality assurance of the components and subassemblies are conducted at the Company's manufacturing facilities. In some cases, quality is tested on-site at the subcontractor's facility. In the third quarter of 2001, the Company began outsourcing certain of its subcomponent assembly to turnkey manufacturers.

Research and Development

     The Company's research and development strategy is to develop high quality products and related accessories to maintain its competitive advantage. The Company's research and development expenses, net of participation by the Israeli Office of the Chief Scientist, were approximately $21.77 million in 2001, $11.89 million in 2000, and $14.73 million in 1999. The Company believes that the close interaction between its research and development, marketing, and manufacturing groups allows for timely and effective realization of the Company's new product concepts.

     The Company receives certain grants and tax benefits from, and participates in, programs sponsored by the Government of Israel.

     Israeli tax law permits, under certain conditions, a tax deduction in the year incurred for expenditures (including capital expenditures) in scientific research and development projects, if the expenditures are approved by the relevant Israeli Government Ministry (determined by the field of research), and the research and development is for the promotion of enterprise and is carried out by or on behalf of a company seeking such deduction. Expenditures not approved as such are deductible over a three year period for Israeli tax purposes. However, the amounts of any government grant made available to the Company are subtracted from the amount of the aforementioned deductible expenses.

     The terms of the Israeli government participation also require that the manufacture of products developed with government grants be performed in Israel. Under the regulations of the Law for the Enforcement of Industrial Research and Development 1984 (the "Research Law"), if any of the manufacturing is performed outside Israel by any entity other than the Company, assuming the Company received approval from the Chief Scientist for the foreign manufacturing, the Company may be required to pay increased royalties. The increase in royalties depends upon the manufacturing volume that is performed outside of Israel. The maximum royalty to be paid could be up to 300% of the original grant.

     The technology developed with Chief Scientist grants may not be transferred to third parties without the prior approval of a governmental committee under the Research Law, and may not be transferred to non-residents of Israel. The approval, however, is not required for the export of any products developed using the grants. Approval of the transfer of technology to residents of Israel may be granted in specific circumstances, only if the recipient abides by the provisions of the Research Law and related regulations, including the restrictions on the transfer of know-how and the obligation to pay royalties in an amount that may be increased.

     In connection with an initial program approved by the Office of the Chief Scientist, the Company and an Israeli subsidiary received or accrued participation grants from the State of Israel in the amount of approximately $58,000, $60,000 and $275,000 for the years ended December 31, 2001, 2000 and
1999, respectively. In return for the Government's participation payments, the Company and its subsidiaries are obligated to pay royalties at a rate of 3% to 5% of sales of the developed product until the Office of the Chief Scientist is repaid in full. As of December 31, 2001, the balance of the Company's outstanding obligation to the State of Israel in connection with all participation payments is approximately $5,594,000, which will be repaid to the government in the form of royalties on sales of those products that reach the market.

Competition

     Lumenis faces keen competition in its different market niches. Competition arises from utilizing other light-based products as well as alternate technologies. Competitors range in size from small single product companies to large multifaceted corporations, which may have greater resources than those available to the Company. Major competitors are: in the aesthetic market:
Candela Corporation, Cynosure, Inc., Danish Dermatological Development A/S, Laserscope, Inc. and Altus Medical Inc.; in the surgical market: Diomed Inc., Dornier MedTech, and Bioletic AG; and in the ophthalmic market: Carl Zeiss Micro Imaging Inc., Nidek Technologies Inc. and Iridex Corporation.

     In addition, the Company competes in markets subject to rapid technological change. The entry of new companies or new technologies into these markets could have a material adverse effect on the Company.

Patents and Intellectual Property

     The Company has obtained and now holds 155 patents in the United States and 47 patents outside of the United States and has applied for 36 and 68 patents in the United States and outside of the United States, respectively. In general, however, the Company relies on its research and development program, production techniques and marketing, distribution and service programs to advance its products. The Company also licenses certain of its technologies from third parties pursuant to various license agreements. Patents filed both in the United States and Europe have a life of twenty years from the filing date. However, patents filed in the United States prior to June 1995 expire either twenty years from filing or seventeen years from the issue date. None of the Company's material patents are expected to expire in the near future.

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

     It is possible that patents issued or licensed to the Company will be successfully challenged or that patents issued to others may preclude the Company from commercializing its products under development. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others, if required, can be lengthy and expensive, and may result in determinations adverse to the Company. There can be no assurance that the products currently marketed or under development by the Company will not be found to infringe patents issued or licensed to others. Likewise, there can be no assurance that other parties will not independently develop similar technologies, duplicate the Company's technologies or, with respect to patents which are issued to the Company or rights licensed to the Company, design around the patented aspects of the technologies. Third parties could also obtain patents that may require licensing of their patented technology for the conduct of the Company's business.

     Because of the rapid development of technologies which relate to the Company's products, there may be other issued patents which relate to basic relevant technologies and other technologies marketed by the Company. From time to time, the Company receives inquiries from third parties contending that their patents are being infringed by the Company. If such third parties were to commence infringement suits against the Company, and such patents were found by a court to be valid and infringed upon by the Company, the Company could be required to pay damages and make royalty payments. Depending on the nature of the patent found to be infringed upon by the Company, a court order requiring the Company to cease such infringement could have a material adverse effect on the Company. See Item 3. - Legal Proceedings.

Government Regulation

     The products manufactured and marketed by the Company are subject to regulatory requirements mandated by the U.S. FDA the European Union and similar authorities in other countries. The Company believes that it's principal products will be regulated as "devices" under United States federal law and FDA regulations. The process of obtaining clearances or approvals from the FDA and other regulatory authorities is costly, time consuming and subject to unanticipated delays.

     Among the conditions for FDA approval of a medical device is the requirement that the manufacturer's quality control and manufacturing procedures comply with Good Manufacturing Practices ("GMP"), or the Quality System Regulations ("QSR"), which must be followed at all times. The GMP and QSR regulations impose certain procedural and documentation requirements upon a company with respect to design, manufacturing, service and quality assurance activities. These GMP and QSR requirements control every phase of design and production from the receipt of raw materials, components and subassemblies to the labeling of the finished product. It also includes the tracing of consignees after distribution as well as documentation of training, follow-up and customer complaint reporting. Design control was implemented by the FDA in 1998 as part of the QSR.

     In February 1997, the Company received a Quality System Certification Award for being in compliance with ISO 9001. ISO 9001 is a globally recognized standard established by the International Standard Organization in Geneva, Switzerland and has been adopted by more than 90 countries worldwide. ISO 9001 embraces all principles of the GMP and QSR and is the most comprehensive of the quality assurance standards. ISO certification is based upon adherence to established quality assurance standards and manufacturing process controls.

     In 1998, the European Union ("EU") determined that marketing or selling any medical product or devices within the European community requires a CE Mark according to the European Medical Device Directive. It is the responsibility of member states to ensure that devices capable of compromising the health and safety of patients (and users) do not enter the market. Obtaining a CE Mark for medical devices is regulated according to the European Medical Device Directive. The medical device must comply with the requirements of the European Medical Device Directive that applies at each stage, from design to final inspection. The Company has complied with the EU standards and has received the CE Mark for all the Company's IPL and Laser Systems.

     International sales are subject to specific foreign government regulation and those regulations vary from country to country. The time required to obtain approval for any device to be sold in any foreign country may be longer or shorter than that required for FDA approval.

Employees

     As of December 31, 2001, the Company and its subsidiaries had 1,451 full-time employees. In Israel there were 324 employees, in the United States 728 employees, in Europe 244 employees and in Asia 155 employees.

Financial Information About Foreign And Domestic Operations And Export

     Please refer to "Breakdown of Net Sales By Region" above and to Note 16 to the Financial Statements with respect to financial information about geographic areas of the Company's business.

     The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings outside the U.S. The Company does not regard these risks as a deterrent to further expansion of its operations outside the U.S. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions.

     Within the EU, there has been an evolution toward a single market for which the Economic and Monetary Union ("EMU"), including the adoption of the Euro as a single currency, marks an important step. The Company has recognized the strategic significance of this development and, in the beginning of year 2000, has adopted the Euro for use in EMU markets.

     For risks related to the Company's operations in Israel, see "Conditions in Israel" And "Management's Discussion and Analysis - Forward Looking Statements and Risk Factors."

Conditions In Israel

General

     The Company is incorporated under the laws of the State of Israel, and much of its research and development and significant executive facilities are located in Israel. Accordingly, the Company is directly affected by political, economic and military conditions in Israel. The Company's operations would be materially adversely affected if major hostilities involving Israel should occur or if trade between Israel and its present trading partners should be curtailed.

Political Conditions

     Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Additionally, Israel is currently experiencing intense violence and terrorism and from time to time in the past, Israel has experienced civil unrest, primarily in the West Bank and in the Gaza Strip administered by Israel since 1967. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed pursuant to which certain territories in the West Bank and Gaza Strip were handed over to the Palestinian administration. The implementation of these agreements with the Palestinians representatives have been subject to difficulties and delays and a resolution of all of the differences between the parties remains uncertain. Recently the political conflict with the Palestinians has worsened. Since October 2000, there has been a significant increase in violence primarily in the West Bank and Gaza Strip, as well as in Israel itself, and negotiations between Israel and the Palestinians representatives cease from time to time. Violence in the region intensified during 2001 and 2002. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon. The Company cannot predict whether any other agreements will be entered into between Israel and its neighboring countries, whether a final resolution of the area's problem will be achieved, the nature of any resolution of this kind, or whether the current violence will continue and to what extent this violence will have an adverse impact on Israel's economic development, on the Company's operations in the future or what other effects it may have upon the Company.

     Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. Although the Company is restricted from marketing the Company's product in these countries, the Company does not believe that the boycott has had a material adverse effect on the Company. However, a prolonged continuation of the increased hostilities in the region could lead to increased boycotts and further restrictive laws, policies or practices directed towards Israel or Israeli businesses, and these could have a material adverse impact on the Company's business.

     Generally, all male adult citizens and permanent residents of Israel under the age of 45 are obligated, unless exempt, to perform up to 45 days, or longer under certain circumstances, of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Currently, some of the Company's senior officers and key employees are obligated to perform annual reserve duty. While the Company has operated effectively under these requirements since it began operations, no assessment can be made as to the full impact of such requirements on its workforce or business if hostilities continue, and no prediction can be made as to the effect on the Company of any expansion or reduction of such obligations, particularly if emergency circumstances occur.

     Moreover, the September 11, 2001 terror attacks on the U.S. and the military response by the U.S. and its international allies, in Afghanistan, have created additional uncertainty regarding the state of the U.S. and world economy. The U.S. war against terrorist activities centered in Afghanistan could be broadened to include the Middle East, which could more directly affect the Company's business. If weaknesses in the global economy persist or worsen, the Company's future sales and operating results could be negatively impacted.

Economic Conditions

     Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. The Israeli government has, for these and other reasons, intervened in various sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and foreign currency exchange rates. Until May 1998, Israel imposed restrictions on transactions in foreign currency. These restrictions affected the Company's operations in various ways, and also affected the right of non-residents of Israel to convert into foreign currency amounts they received in Israeli currency, such as the proceeds of a judgment enforced in Israel. Despite these restrictions, foreign investors who purchased shares with foreign currency are able to repatriate in foreign currency both dividends (after deduction of withholding tax) and the proceeds from any sale of shares. In 1998, the Israeli currency control regulations were liberalized significantly, as a result of which Israeli residents generally may freely deal in foreign currency and non-residents of Israel generally may freely purchase and sell Israeli currency and assets. There are currently no Israeli currency control restrictions on remittances of dividends on Ordinary Shares or proceeds from the sale of Ordinary Shares; however, legislation remains in effect pursuant to which currency controls can be imposed by administrative action at any time. In addition, Israeli residents are required to file reports pertaining to certain types of actions or transactions.

     The Israeli Government's monetary policy contributed to relative price and exchange rate stability in recent years, despite fluctuating rates of economic growth and a high rate of unemployment. There can be no assurance that the Israeli Government will be successful in its attempts to keep prices and exchange rates stable.

Trade Agreements

     Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is also a signatory to the General Agreement on Tariffs and Trade, which provides for reciprocal lowering of trade barriers among its members. In addition, Israel has been granted preferences under the Generalized System of Preferences from the United Nations, Australia, Canada and Japan. These preferences allow Israel to export the products covered by such programs either duty-free or at reduced tariffs. Israel and the European Economic Community, known now as the European Union, concluded a free trade agreement in July 1975, which confers various advantages on Israeli export to most European countries and obligates Israel to lower its tariffs on imports from these countries over a number of years. In 1985 Israel and the United States entered into an agreement to establish a free trade area. The free trade area has eliminated all tariff and specified non - tariff barriers on most trade between the two countries. On January 1, 1993, Israel and the European Free Trade Association entered into an agreement establishing a free - trade zone between Israel and the European Free Trade Association. In November 1995, Israel entered into a new agreement with the European Union, which includes redefinition of rules of origin and other improvements, including providing for Israel to become a member of the research and technology programs of the European Union. In recent years, Israel has established commercial and trade relations with a number of the other nations, including Russia, China, Turkey, India and other nations in Eastern Europe and Asia, with which Israel had not previously had such relations.

Item 2.  Properties.

     The Company's principal executive offices and principal engineering, development, manufacturing, shipping and service operations are located in an approximately 70,000 square foot facility in Yokneam, Israel and an approximately 125,000 square foot facility in Santa Clara, California. In March 1996, the Company entered into a ten-year lease on the initial facility (of approximately 34,000 square feet) in Yokneam, and in March 1998, the Company entered into an additional ten-year lease on a second facility in Yokneam (of approximately 36,000 square feet). As part of the CMG acquisition, the lease for the premises formerly used by CMG was subleased to the Company. The sub-lease for the Santa Clara premises expires in April 2004.

     As part of the 2001 restructuring following the completion of the CMG acquisition, the Company closed seven facilities by the end of 2001. This included the closure of the manufacturing sites in Seattle, Washington and Tel Aviv, Israel and five sales offices in Norwood, Massachusetts, Munich, Germany, Cambridge, England, Paris, France and Tokyo, Japan. The facilities in Massachusetts and Seattle will retain skeletal staff until the Company locates subtenants for these locations.

     In addition, the Company leases a facility in Tel Aviv, Israel which is primarily utilized for research and development operations and through its subsidiaries maintains the following premises, all of which are leased except for the Salt Lake City, Utah sites acquired in connection with the acquisition of HGM.

Israel

     OpusDent Ltd. -- Manufacturing, operations, administrative and research and development facilities are located in Netanya, Israel.

United States

     Lumenis Inc. -- Manufacturing, marketing and sales operations are located in facilities in Santa Clara, (described above) Pleasanton, California and in Salt Lake City, Utah (the former HGM premises).

Other

     In addition, Lumenis maintains sales offices in China, France, Germany, Holland, Hong Kong, Italy, Japan and the United Kingdom.

     For a description of an office facility located in New York, New York, see
Part III, Item 13: "Certain Relationships and Related Transactions."

Item 3.  Legal Proceedings.

     The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

     In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with its distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs. The Company intends to furnish all documents and information requested and cooperate with the SEC and is currently in the process of collecting and producing such documents and information. The Company is unable to predict the duration or outcome of this process.

     Following the Company's announcement of the information request from the SEC, several plaintiffs' law firms announced the filing of purported class action suits in the United States District Court for the Southern District of New York, on behalf of purchasers of securities of Lumenis Ltd. between January 7, 2002 and February 28, 2002, inclusive (the "Class Period"), against the Company and certain of its officers and directors. As of March 26, 2002, the Company had not been served with a summons in any of the announced lawsuits.

     According to the announcements, the complaints allege that the Company violated U.S. federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about its operations even as the Company knew it was being investigated by the SEC and that its distributors had been contacted by the SEC, and that even after announcing in a press release that it was subject to an SEC investigation, the Company continued to hide the fact that it had been aware of the SEC investigation and had been providing information to the SEC for several weeks. The Company believes the allegations and the claims are baseless, and if served with a summons in any of the announced lawsuits, the Company intends to vigorously defend against them.

     The Company has been named in a number of purported class action securities lawsuits filed in the fall of 1998 that have been consolidated in the United States District Court for the Southern District of New York. The consolidated action is known as In Re ESC Medical Systems Ltd. Securities Litigation, 98 Civ. 7530 (NRB). The consolidated amended complaint seeks damages and attorneys fees under the United States securities laws for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998 and for alleged "tipping" of non-public information to Salomon Smith Barney Inc. in September 1998. The Company has entered into a settlement agreement with the plaintiffs, which requires the Company to pay $4,500,000 and to issue up to 500,000 Ordinary Shares. The cash portion of the settlement will be paid by one of the re-insurers of the Company's directors and officers liability insurance policy, and the Company intends to pursue reimbursement of another $5,000,000 of the settlement consideration from a second re-insurer that is in liquidation. An accrual of $13,000,000 for this matter has been recorded in the Company's 2001 Consolidated Financial Statements, which amount is based on the fair market value of the maximum number of Ordinary Shares payable by the Company at the time the settlement agreement was entered into. On March 26, 2002, the judge signed an Order and Final Judgment approving the settlement.

     On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. Light Age's principal allegations are that the Alexandrite laser is based on technology developed by Light Age and is competing with Light Age's Alexandrite laser, in breach of the Company's non-disclosure and non-compete undertakings in a supply agreement with Light Age. In addition, Light Age sought a permanent injunction against the Company from engaging in such activities. The Tel-Aviv Court denied Light Age's request for an ex-parte injunction and ordered that a hearing be held with both parties present. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The parties have since agreed to submit their dispute for arbitration. Accordingly, the parties filed a motion to stay the proceedings, which was granted by the Tel Aviv Court on October 14, 1999.

     On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On

March 5, 1999, defendant Light Age answered the complaint and counterclaimed against the plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortuous interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999, the Company and the three affiliated entities filed a response to Light Age's demand. Light Age claims that it incurred damages of up to $41,447,000. A hearing on the merits was held in December 2001. Closing arguments were held on January 30, 2002 and a decision is expected in early spring.

     On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to Federal Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act as well as lender liability and unconscionable conduct. In March 2002, the Plaintiffs filed a motion to amend their complaint to dismiss the class action and securities allegations and to add several new plaintiffs. The plaintiffs have also filed a motion to remand to State Court. The Company denies the allegations and will continue to defend this case vigorously. No assessment of likelihood of outcome or likely damages, if any, can be made at this time.

     On October 12, 2001, Lumenis Inc., a subsidiary of the Company, commenced an action for patent infringement in the United States District Court for the Southern District of New York against Altus Medical Inc. ("Altus") seeking, among other things, an injunction and damages. The complaint alleges that Altus infringed two U.S. patents owned by Lumenis Inc. Altus answered the complaint denying that it was infringing the asserted patents and filed counterclaims seeking a declaratory judgment that the asserted patents are invalid and were not infringed. Lumenis filed a reply denying the material allegations of the counterclaims. Altus filed a motion seeking to transfer the action to the United States District Court for the Northern District of California ("NDCA") for the convenience of the parties and witnesses. Lumenis Inc. consented to the motion to transfer. On December 12, 2001 the action was transferred to the NDCA.

     On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. ("Trimedyne") in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks (i) an injunction enjoining Trimedyne's infringement; (ii) an award of damages sustained by Lumenis as a result of such infringement; (iii) a trebling of such damage award; and (iii) an award of its costs and attorneys' fees incurred in the action. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis' material allegations of infringement and asserting counterclaims alleging that:
(i) Trimedyne is entitled to a declaratory judgment that Trimedyne is not infringing the patents; (ii) Lumenis Inc. has violated certain U.S. and California antitrust and trade practices laws; (iii) Lumenis Inc. has disseminated false and misleading statements in violation of the California Business and Professions Code and/or California's trade libel laws; (iv) certain Lumenis Inc. products infringe Trimedyne's patents; (v) Lumenis has tortuously interfered with Trimedyne's prospective economic relationships; and (vi) Trimedyne is entitled to a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130,000 under a 1994 patent license. Trimedyne seeks: (i) an injunction enjoining Lumenis Inc. from the allegedly wrongful acts; (ii) unspecified damages arising from Lumenis Inc.'s allegedly wrongful acts and a trebling of such damages;
(iii) Lumenis Inc.'s profits derived from Lumenis Inc.'s allegedly wrongful acts; (iv) unspecified punitive damages for Lumenis' allegedly wrongful acts;
(v) a refund of the alleged royalty overpayment, plus interest thereon; and (vi) Trimedyne's costs and attorneys fees incurred in connection with this action. The Company believes the counterclaims are baseless, will vigorously defend against them and will continue to vigorously prosecute its claims against Trimedyne.

     On May 8, 2001, Lumenos, Inc. ("Lumenos"), the owner of several applications with the United States Patent and Trademark Office to register the term "Lumenos" as a trademark, filed a complaint for trademark infringement against the Company in the United States District Court for the District of Massachusetts, seeking equitable relief and damages. In its complaint, Lumenos sought to prevent the Company from using or promoting the name "Lumenis" as a company name, trademark or Internet domain name. This dispute was settled, and the case dismissed, in December 2001.

     On February 11, 2002, the Company filed a petition with the Bailiff's Court of Horsholm, Denmark, requesting that an interim injunction be granted against two competing products, which are manufactured by Danish Dermatological Development A/S, a Danish company ("DDD"). As of March 26, 2002, the Company was not aware of any statement of defense filed by DDD.

     In 2001, the Company entered into settlement agreements with respect to litigation with H.K. Hashalom, for aggregate payments by the Company of $447,000.

     In addition to the foregoing, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

     Finally, the Company also is a defendant in various product liability lawsuits in which the Company's products are alleged to have caused personal injury to certain individuals who underwent treatments using the Company's products. The Company maintains insurance against these types of claims and believes that these claims individually or in the aggregate are not likely to have a material adverse impact on the business, financial condition or operating results of the Company.

     The Company incurred an aggregate of $22,244,000 in litigation related expenses (including settlement payments and legal fees and expenses) in 2001. The balance sheet as of December 31, 2001 includes an accrual of $18,000,000 (including the provision of $13,000,000 noted above) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

Item 4. Submission Of Matters To A Vote Of Security Holders.

     None.

                                     PART II

Item 5. Market For The Registrant's Equity And Related Stockholder Matters.

     The Ordinary Shares of the Company were listed on the Nasdaq National Market ("Nasdaq") on January 24, 1996. The Company began trading on September 17,1999 under the ticker symbol, "ESCM" and on September 24, 2001, following the required Israeli authority approval of the new name, Lumenis Ltd., the Company began trading under the ticker symbol "LUME."

     As of June 23, 1999, Lumenis ceased being considered a "foreign private issuer" under the Securities Exchange Act of 1934, as amended. Instead, the Company began reporting under the broader disclosure obligations applicable to United States issuers.

     As of March 25, 2002, there were 270 shareholders of record of the Company.

     The following table sets forth the high and low closing sale prices for the Ordinary Shares of the Company as reported by Nasdaq for the periods indicated.

                  2000                       High              Low
                  ----                       ----              ---
                  First Quarter              $17.50            $ 8.06
                  Second Quarter             $16.38            $ 8.13
                  Third Quarter              $19.64            $15.53
                  Fourth Quarter             $18.44            $12.06



                  2001                       High              Low
                  ----                       ----              ---
                  First Quarter              $24.06            $ 10.94
                  Second Quarter             $30.24            $ 22.50
                  Third Quarter              $30.05            $ 18.71
                  Fourth Quarter             $21.07            $ 15.60

     The Company has never paid a cash dividend on its Ordinary Shares and does not anticipate that it will pay any cash dividend on its Ordinary Shares in the foreseeable future.

     The Company intends to retain its earnings to finance the development of its business. Any future dividend policy will be determined by Lumenis' Board of Directors (the "Board") based upon conditions then existing, including the Company's earnings, financial condition, tax position and capital requirements as well as such economic and other conditions as the Board may deem relevant. Pursuant to Lumenis' Articles of Association, certain dividends, referred to as final dividends (which are comparable to annual dividends which are paid by some United States companies), may be recommended by the Board and may be approved by shareholders at the annual meeting of shareholders, but only in an amount per share equal to or less than the amount recommended by the Board. In addition, depending upon the factors described above, the Board may declare interim dividends on account of the final dividend. Lumenis may only pay dividends in any given fiscal year out of "profits," which generally are defined for Israeli statutory purposes to be after tax net earnings. In addition, because Lumenis has received certain benefits under the Israeli law relating to "Approved Enterprises," the payment of dividends by Lumenis may be subject to certain Israeli taxes to which Lumenis would not otherwise be subject. Furthermore, pursuant to the terms of certain financing agreements, the Company is restricted from paying dividends to its shareholders. In the event that cash dividends are declared by the Company, such dividends will be paid in New Israeli Shekel ("NIS").

     Dividends paid out of income derived from an Approved Enterprise under Israeli law are subject to a 15% withholding tax. Approved Enterprises may receive exemption from Israeli tax for up to 10 years (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effective Corporate Tax Rate"). Should dividends be paid out of income earned by the Company from an Approved Enterprise during the tax exempt period, such income will be subject to tax at the rate of up to 25%. The Company does not anticipate paying dividends from income derived from the Approved Enterprise and any such earnings distributed upon dissolution are not expected to subject the Company to income taxes.

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

                                                                 For The Year Ended December 31,
                                                     --------------------------------------------------------
                                                                 In thousands except per share data
                                                     2001(*)       2000         1999         1998        1997
                                                     -------       ----         ----         ----        ----
Revenues
    Net Revenues ...............................   $ 315,201    $ 161,625    $ 142,151    $ 225,206   $ 193,983
     Other Revenues ............................          --           --           --           --       2,100
                                                     315,201      161,625      142,151      225,206     196,083

 Cost of Revenues ..............................     155,643       66,448       96,474       78,585      65,068
                                                   ---------    ---------    ---------    ---------   ---------
     Gross Profit ..............................     159,558       95,177       45,677      146,621     131,015
                                                   ---------    ---------    ---------    ---------   ---------
 Operating Expenses
 Research and Development, Net .................      21,766       11,887       14,725       18,480      17,371
 In process research and Development ...........      47,853           --           --        2,451      11,912
 Selling, Marketing and administrative
   expenses ....................................     180,157       62,479      104,231       91,549      71,968
 Restructuring costs ...........................          --           --       20,530           --          --
 Litigation expenses ...........................      22,244           --       23,780           --          --
 Impairment and  write-down of intangible and
   tangible assets .............................       5,455           --       17,616           --          --
 Amortization  of goodwill and other  intangible
   assets ......................................      13,978           --           --           --          --
 Other .........................................          --           --        4,987           --          --
                                                   ---------    ---------    ---------    ---------   ---------
 Total Operating Expenses ......................     291,453       74,366      185,869      112,480     101,251
                                                   ---------    ---------    ---------    ---------   ---------
     Other Operating Income ....................          --        1,450           --           --          --
                                                   ---------    ---------    ---------    ---------   ---------
     Operating Income (loss) ...................    (131,895)      22,261     (140,192)      34,141      29,764
     Other income ..............................          --          599           --           --          --
 Financing Income (expenses), Net ..............     (11,897)      (4,470)      (3,865)       1,211       1,409
                                                   ---------    ---------    ---------    ---------   ---------
                                                    (143,792)      18,390     (144,057)      35,352      31,173
 Nonrecurring Expenses .........................          --           --           --       28,951       4,650
 Income (loss) Before Income Taxes .............    (143,792)      18,390     (144,057)       6,401      26,523
 Taxes on Income ...............................        (520)         280        4,079        2,201       4,429
                                                   ---------    ---------    ---------    ---------   ---------
 Net Income (loss) after income taxes ..........    (143,272)      18,110     (148,136)       4,200      22,094
 Company's share in losses of affiliates .......       2,596        1,120          626          200          --
                                                   ---------    ---------    ---------    ---------   ---------
 Net Income (loss) before extraordinary
   items .......................................    (145,868)      16,990     (148,762)       4,000      22,094
 Extraordinary gain on purchase of
     Company's Subordinated ....................          --          292        7,974           --          --
 Convertible Notes .............................          --           --           --           --          --
                                                   ---------    ---------    ---------    ---------   ---------
 Net income (loss) for the year ................   $(145,868)   $  17,282    $(140,788)   $   4,000   $  22,094
                                                   =========    =========    =========    =========   =========
 Earning (loss) Per Share
     Basic
     Income (loss) before extraordinary items ..   $   (4.52)   $    0.67    $   (5.79)   $    0.15   $    0.86
         Extraordinary gain ....................          --         0.01         0.31           --          --
                                                   ---------    ---------    ---------    ---------   ---------
         Net earnings (loss) per share .........   $   (4.52)   $    0.68    $   (5.48)   $    0.15   $    0.86
                                                   =========    =========    =========    =========   =========
     Diluted
     Income (loss) before extraordinary items ..   $   (4.52)   $    0.60    $   (5.79)   $    0.15        0.86
 Extraordinary gain ............................          --           --         0.01         0.31          --
                                                   ---------    ---------    ---------    ---------   ---------
 Net earnings (loss) per share .................   $   (4.52)   $    0.61    $   (5.48)   $    0.15   $    0.86
                                                   =========    =========    =========    =========   =========

 Weighted Average Number Of Shares
     Basic .....................................      32,302       25,354       25,674       26,027      25,604
     Diluted ...................................      32,302       28,217       25,674       27,381      27,194

 Cash and cash equivalents .....................   $  31,400    $  43,396    $  24,524    $  42,950   $  54,616
 Total assets ..................................     387,274      179,529      174,907      327,666     335,646
 Long-term liabilities .........................     168,492       93,930       96,691      116,306     127,427
 Retained earning (deficit) ....................    (242,561)     (96,693)    (113,975)      26,813      22,813
 Total shareholder's equity ....................   $  79,366    $  27,863    $   5,943    $ 155,508   $ 150,004

(*) Includes eight months of CMG post-acquisition and one month of HGM post-acquisition.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations: (In thousands, except per share data)

Critical Accounting Policies and Estimates

     Lumenis' discussion and analysis of its financial condition and results of operations are based upon Lumenis' consolidated financial statements, which have been prepared in accordance with U.S. GAAP.

     The preparation of these financial statements requires Lumenis to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, Lumenis evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, financing, warranty obligations, restructuring, long-term service contracts, contingencies and litigation.

     Lumenis bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Lumenis believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see Note 3 to the Consolidated Financial Statements.

     Inventories are presented at the lower of cost or market. Inventory reserves are provided to cover risks arising from slow-moving items or technological obsolescence.

     We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory. Demand for our products can fluctuate significantly. Our products are characterized mainly by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

     Revenues from product sales are recognized when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectibility is probable. The costs of insignificant related obligations (mainly installations and training which are not material to functionality) are accrued when the related revenue is recognized. Estimated sales returns are accrued upon recognition of sales based on Lumenis' experience and management's estimates. Revenues from service contracts are recognized on a straight-line basis over the life of the related service contracts.

     Goodwill and other intangible assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. Any impairment loss is recognized in the statement of operations. The Company applied SFAS No. 142 to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001 the Company will adopt the SFAS effective January 1, 2002. At such date, all acquired goodwill and other intangible assets with indefinite lives will be assigned to reporting units for purposes of impairment testing and segment reporting and will no longer be amortized but will be subject to periodic impairment assessment.

Overview

     Lumenis is a world leader in the design, manufacture, marketing and servicing of laser and light based systems for aesthetic, ophthalmic, surgical and dental applications. Lumenis offers a broad range of laser and IPL systems which are used in a variety of aesthetic, ophthalmic, surgical and dental applications, including skin treatments, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, psoriasis, ear, nose and throat, gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, secondary cataracts, age-related macular degeneration, refractive eye correction, neurosurgery, dentistry and veterinary.

     The Company reported net revenues of $315,201 for the year ended December 31, 2001 compared to net revenues of $161,625 for the year ended December 31, 2000. The net loss for the year ended December 31, 2001 was $145,868 or a diluted net loss per share of $4.52 compared to net income of $17,282 for the year ended December 31, 2000 or a diluted net earnings per share of $0.61.

     On April 30, 2001, the Company completed the acquisition of the medical group of Coherent, Inc. ("CMG"). This acquisition approximately doubled the Company's sales, strengthened its leading position in sales of pulsed light and laser based systems for the aesthetic and surgical markets, made it a significant competitor in the ophthalmic segment of the medical laser market, expanded its proprietary technology and increased its critical mass by country and customer type for the marketing and cross-selling of its products. After completion of this acquisition, the Company changed its name from ESC Medical Systems Ltd. ("ESC") to Lumenis, derived from lumen, Latin for light.

     In November the Company also completed the acquisition of the stock of FISMA Corporation, Instruments for Medicine & Diagnostics, Inc. and Instruments for Surgery Inc. (collectively "HGM"). HGM is engaged in developing, manufacturing and selling medical laser equipment primarily to the ophthalmology market as well as providing service support for these products worldwide.

     Results in 2001 included several costs and charges that related principally to the acquisitions of CMG and HGM. Integration costs incurred following the respective acquisitions totaled a pretax charge of $57,365 as described further below. In addition the Company also recorded a total charge of $47,853 for in process research and development as a result of the acquisitions. The Company also recorded amortization of $1,692 related to options granted in connection with the financing for the acquisition of CMG and other related deferred financing costs. In 2001, the Company recorded $4,627 of amortization of goodwill and $9,351 of amortization of other intangible amounts arising mainly from the CMG acquisition.

     As a result of the completion of the CMG acquisition, the Board also made special option grants to certain key employees and accelerated the vesting of previously granted options resulting in a charge of $26,075.

     Additionally, the Company incurred and provided for litigation expenses totaling $22,244 principally related to a settlement of a class action suit and a provision for other matters as described further in Note 13C to the Consolidated Financial Statements. The Company reorganized its Dental operation and as a result incurred charges of $1,110. The Company also recorded a bad debt reserve of $1,754, primarily to cover exposure in Argentina as a result of the currency crisis in that country. The Company also recorded a charge of $3,986 for write down of investments due to the Company's assessment for impairment, mainly its investment in Galil Medical Ltd. Financing expenses included an exchange loss of $2,141 as a result of not hedging certain foreign currency denominated assets and liabilities. The Company typically hedges its foreign currency transactions. Also, the Company recognized a loss of $2,596 related to its investment and transactions with Aculight as further described below. In 2001 the Company recorded a gain of $1,600 related to a reversal of a prior year income tax accrual and took a charge for $1,105 mainly for sales tax matters dating back to 1995.

     The net unusual charges in 2001 totaled $180,297. Excluding these items net income for 2001 would have been $34,429 compared to the reported net loss of $145,868 and compared to net income of $17,282 in 2000.

     Following the completion of the CMG acquisition, the Company undertook an integration program to capture the cost savings from the acquisition. As part of the integration plan, the Company closed or suspended operations at seven facilities by the end of 2001 including the consolidation of manufacturing sites balancing the production of its products between the United States and Israel. The facilities affected included 2 plants and 5 sales offices. The Company also integrated its sales force, rationalized its distributor arrangements and reorganized its marketing and research and development functions as are described in more detail in the following review. In total, the Company reduced its employment by 160 employees or approximately 10%. The Company terminated distributor agreeements, principally duplicate distributors as a result of the acquisitions of CMG and HGM. As part of the integration measures the Company incurred certain costs and charges. The charges were included in the categories as noted in the Company's Consolidated Statement of Operations.

Integration Costs

Cost of Revenues
         Write-down of inventory mainly related to discontinued products          $19,172

Selling, Marketing and Administrative Expenses
         Severance for terminated employees                                         6,377
         Retention bonuses                                                          9,963
         Consulting, travel, name change rebranding of products
                  and other integration costs                                       5,784
         Write-down of accounts receivables from
                  terminated distributors                                          10,213
         Future lease costs of closed or unused facilities and relocation costs     4,387
Impairment and write-down of intangible assets
         Fixed asset write-downs                                                    1,469
                                                                                  -------
         Total                                                                    $57,365
                                                                                  =======

     As a result of the integration measures taken by the Company, the expected savings are estimated at $30,000 on an annual basis. As of December 31, 2001 substantially all of the integration process has been completed. During 2001, the Company incurred approximately $12,027 of costs in its reported results subsequently eliminated as a result of these programs. The Company expects to incur up to an additional $10,000 in unusual charges in 2002 related to further cost savings efforts mainly related to reorganization of its manufacturing operations and the relocation of its Santa Clara offices resulting in further expected annual savings of at least $10,000. See "Forward Looking Statements and Risk Factors" below.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     The Company reported net revenues of $315,201 for the year ended December 31, 2001 compared to net revenues of $161,625 for the year ended December 31, 2000. The net loss for the year ended December 31, 2001 was $145,868 or a diluted net loss per share of $4.52 compared to net income of $17,282 for the year ended December 31, 2000 or a diluted net earnings per share of $0.61.

     Net Revenues. The Company's net revenues increased in 2001 by 95% to $315,201 compared to $161,625 in 2000. The increase in sales reflects mainly the eight-month contribution from the CMG acquisition.

     Gross Profit. Gross profit increased by 68% to $159,558 in 2001 compared to $95,177 in 2000. As a percentage of revenues the gross profit was 51% in 2001compared to 59% in 2000. Excluding the write down of inventory and other charges mainly connected to discontinued products following the acquisition of CMG and HGM of $19,172 gross profit margin decreased by 2% to 57% in 2001. The write-down of discontinued products is based on management's decision to keep superior products per application, mainly discontinuing ESC's hair removal and certain surgical products.

     The increase in gross profit, excluding the write down of inventory and other charges mainly connected to discontinued products, in 2001 was due to the eight months of contribution from the CMG acquisition.

     The decrease in gross profit, excluding the unusual charges, as a percentage of sales in 2001 stems from the inherently lower gross margins of the CMG product lines and was affected by changes in the product mix compared to 2000.

     Research and Development, Net. Net research and development costs increased by 83% to $21,766 in 2001 from $11,887 in 2000. As a percentage of sales, research and development costs were 7% in 2001 or the same as in 2000.

     The increase in research and development costs in 2001 is due mainly to the eight month contribution from CMG activities.

     In Process Research and Development. In process research and development expenses in 2001 represent the fair value allocated to in process research and development of the CMG acquisition of $46,650 and HGM acquisition of $1,203 based upon independent valuations (see Note 3 to the Consolidated Financial Statements).

     The fair values of the existing purchased technology and other intangible assets, as well as the technology currently under development, were determined using the income approach, which discounts expected future cash flows to present value. Such projected cash flows were provided by the acquired company. The discount rates used in the present value calculations were typically derived from a weighted-average cost of capital and debt analysis, adjusted upward to reflect additional risks inherent in the development life cycle.

     The assumptions primarily consist of an expected completion date for the in-process research and development projects, estimated costs to complete the projects, and revenue and expense projections for market entrance costs.

     The development of these technologies remains a significant risk due to the remaining efforts to achieve technical feasibility, rapidly changing customer markets and uncertainty of our intentions and abilities to continue the development of those projects. Thus, we did not include in the projected cash flows the effect of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

     The following table summarizes the key assumptions underlying the valuations for our acquisitions completed during the year ended December 31, 2001.

---------------------------------------------------------------------------------------------------------
   Acquired company R&D     Fair value of      Estimated costs to    Estimated time to    Discount rate
                            IPR&D              complete              complete (Years)
---------------------------------------------------------------------------------------------------------
CMG and HGM                 $47,853             $13,404               0.5-4.5              16%-23.4%
---------------------------------------------------------------------------------------------------------


     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased by 188% to $180,157 in 2001 compared to $62,479 in 2000. As a percentage of revenues, selling marketing and administrative expenses in 2001 were 57% compared to 39% in 2000. As a percentage of revenues, excluding unusual charges (listed below) mainly in connection with the CMG acquisition, selling, marketing and administrative expenses in 2001 were 36%. Excluding the unusual charges, selling, marketing and administrative expense as a percentage of sales improved in 2001 due to cost reduction actions taken following the CMG acquisition.

     Selling, marketing and administrative expense in 2001 include unusual charges, mainly in connection with the CMG and HGM acquisitions as follows:

     o $10,213 write-down of accounts receivable in connection with terminated distributors.

     o    $6,377 severance for terminated employees.

     o    $9,963 for retention bonuses.

     o $4,387 relating to accrued future lease costs of closed or unused facilities, relocation costs.

     o $5,784 costs incurred for outside consultants, travel costs during the integration, costs of the Company's change in name and other re-branding of products and other integration costs.

     Other unusual charges were also included as follows.

     o    $1,110 reorganization expenses of the Company's Dental operations.

     o $1,754 for bad debt provision to principally cover receivable exposure in Argentina.

     o $26,075 for non-cash compensation related to special option grants and accelerated vesting of previously granted options (see Note 14 to Consolidated Financial Statements).

     o $1,105 in other charges mainly for sales tax matters dating back to 1995.

     Litigation Expenses. Litigation expenses in the year 2001 were $22,244, mainly with respect to certain legal proceedings, claims and litigation, which primarily represents management's estimate of the Company's exposure relating to certain proceedings.

     Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets of $13,978 includes $4,627 of amortization of goodwill and $9,351 of amortization of other intangible assets both arising mainly from the CMG acquisition.

     Impairment and Write-down of intangible and tangible assets. Impairment and write-downs of tangible and intangible assets in 2001 of $5,455 includes $1,469 write-down of fixed assets in connection with relocation of facilities and $3,986 impairment of value of investments, principally the Company's investment in Galil Medical Ltd.

     Financing expenses, net. For the year ended December 31, 2001, financing expenses were $11,897 compared to financing expenses of $4,470 in 2000. The increase in 2001 in financing expense is mainly due to the $5,769 financing cost of the long term bank loan in connection with the CMG acquisition including amortization of $1,692 in respect of value of options given to the bank as part of the financing agreement and amortization of other deferred financing costs, as well as lower average available cash and lower interest rates during the year. Financing expenses included an exchange loss of $2,141 as a result of not hedging certain foreign currency denominated assets and liabilities. The Company typically hedges its foreign currency transactions.

     Tax on Income (benefit). Tax benefit for the year ended December 31, 2001 was $520 compared with expense of $280 in the year ended December 31, 2000. In April 2001, the Company reached a final agreement with the Israeli income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain of $1,600 from reversal of the accrual recorded in previous years. Most of the Company's income in Israel is exempt from income taxes; the Israeli statutory tax rate for the purpose of reconciliation of the reported tax expense is approximately zero. Income tax expense relates primarily to the income taxes of Israeli subsidiaries. Additionally, the Company has over $140,000 of net operating losses, mostly in the United States, Europe and Israel. The Company has provided a valuation reserve for the full amount of the net operating losses. For tax purposes, the goodwill and other intangibles of approximately $118,000 allocated to the CMG acquisition in the U.S. will be amortized over periods of up to 15 years.

     Company's share of losses of affiliates. In 2001, the Company's share of losses of affiliates was $2,596 compared to $1,120 in 2000. The net losses in 2001 include $1,007 due to its 50% share of Aculight's losses and $1,589 net elimination of 50% of the gain resulting from sales of Company products to Aculight in the amount of $4,764. In 2000, the Company's share of losses of affiliates relates to its investment in Galil Medical Ltd., which was written down in 2001.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     The Company reported net revenues of $161,625 for the year ended December 31, 2000 compared to net revenues of $142,151 for the year ended December 31, 1999. The net income for the year ended December 31, 2000 was $17,282 or a diluted net earnings per share of $0.61 compared to net loss of $140,788 for the year ended December 31, 1999 or a diluted net loss per share of $5.48. In 1999 the Company recorded restructuring costs and other unusual charges totaling $119,593.

     Net Revenues. The Company's net revenues increased by 14% to $161,625 in 2000 compared to $142,151 in 1999. The increase in revenue is attributable to an increase in unit revenues and sale of services.

     Gross Profit. Gross profit increased to $95,177 in 2000 from $45,677 in 1999. Excluding the write-off of inventory and other reserves mainly relating to restructuring, gross profit for the year 1999 was $75,727. As a percentage of sales, the gross profit was 59% in 2000 compared to 53% in 1999, excluding the write-off of inventory and other reserves.

     The significant increase in gross profit is due to the increase in sales, reduction in overhead costs and an improvement in the product mix.

     Research and Development Costs, Net. Net research and development costs in 2000 decreased by 19% to $11,887 from $14,725 in 1999. As a percentage of sales, research and development costs were 7% in 2000 as compared to 10% in 1999. The decrease in research and development costs, net is due to a reduction in overhead costs, significantly lower material consumption and cost savings implemented during 1999, including the elimination of certain uneconomical projects. Research and development expenses are net of the participation of the Office of the Chief Scientist in Israel.

     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased by 40% to approximately $62,479 in 2000 from approximately $104,231 in 1999. As a percentage of sales, selling, marketing and administrative expenses were 39% in 2000 compared to 73% in 1999. Selling, marketing and administrative expenses for 1999 included bad debt charges of $13,430, restructuring charges of $4,800 and litigation expenses of $4,400, which were not part of the legal settlements, which were recorded in settlement of litigations described below.

     Excluding write-offs relating to the restructuring, bad debts and litigation expenses in 1999, selling, marketing and administrative expense were $81,601. As a percentage of sales, selling, marketing and administrative expenses in 2000 were 39% compared to 57% in 1999, excluding write-offs and litigation expense.

     The decrease in 2000 is attributable to the reduction in selling and marketing costs, mainly in the United States, as a result of the restructuring plan adopted during 1999 and the decrease in general and administrative expenses mainly attributable to a decrease in bad debt reserves and a significant reduction in legal costs.

     Restructuring Costs. In 1999, the Company developed and started the implementation of a restructuring plan. The majority of the restructuring charge was attributable to the Company's divisions in the United States. The restructuring program provided for a reduction of approximately 200 employees.

     Litigations. During 1999, the Company had made several legal settlements mainly related to the Reliant and LPG lawsuits. The total for the legal settlements was $23,780, which includes both settlement fees and related legal fees incurred by the Company.

     Impairment and Write-down of Intangible and Tangible Assets. During 1999, the Company wrote-off intangible assets in the amount of $16,049 which mainly related to goodwill from acquisitions and acquired technology in prior years. In addition, the Company wrote-off tangible assets in the amount of $1,567 that related to the restructuring plan adopted during 1999.

     Other Expenses. For the year ended December 31, 1999, other expenses were $4,987 comprised mainly of fees to McKinsey & Co., for work on the restructuring plan and $3,575 of expenses incurred during 1999 in connection with the director election contest.

     Other Operating Income. Other operating income in 2000 includes the profit from sale of Applied Optronics Corporation, a unit in our industrial division.

     Other Income. Other income of $599 in 2000 includes profits due to dilution of the Company's interests in Galil Medical Ltd.

     Financing Income (Expense), Net. For the year ended December 31, 2000, financing expenses were approximately $4,470 compared to financing expenses of $3,865 in 1999. Financing expense increased mainly due to lower average cash balances.

     Taxes On Income. Taxes on income were approximately $280 for the year ended December 31, 2000 compared to approximately $4,079 for the year ended December 31, 1999. In 1999, the Company wrote off deferred tax assets of approximately $ 3,300, which is reflected as tax expense in the period. Because most of the Company's income in Israel is presently exempt from income taxes, the Israeli statutory tax rate for the purposes of the reconciliation of the reported tax expense is approximately zero. Additionally, the Company had over $100 million of net operating losses, mostly in the United States, Europe and Israel. Income tax expense in the financial statements relates primarily to the income taxes of non-Israeli subsidiaries.

     Company's Share Of Losses Of Affiliates. The Company's share of losses of affiliates in 2000 was $1,120 compared to $626 in 1999.

     Extraordinary Gain On Purchase Of The Company's Subordinated Convertible Notes. Extraordinary gain on the purchase of the Company's convertible notes was $292 compared to $7,974 in 1999. The decrease is due to the purchase of fewer of the Company's subordinated convertible notes.

Variability Of Operating Results

     The Company's sales and profitability may vary in any given year, and from quarter to quarter, depending on the number and mix of products sold and the average selling price of the products. In addition, due to potential competition, uncertain market acceptance and other factors, the Company may be required to reduce prices for its products in the future.

     The Company's future results will be affected by a number of factors including the ability to increase the number of units sold, to develop, introduce and deliver new products on a timely basis, to anticipate accurately customer demand patterns and to manage future inventory levels in line with anticipated demand. These results may also be affected by currency exchange rate fluctuations and economic conditions in the geographical areas in which the Company operates. There can be no assurance that the Company's historical performance in sales, gross profit and net income will continue, or that sales, gross profit and net income in any particular quarter will not be lower than those of the preceding quarters, including comparable quarters.

Recent Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company has adopted this statement for the acquisition of HGM made in November 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill and other intangibles acquired in a business combination and eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate them for impairment. The Company applied SFAS No. 142 to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001 the Company will adopt the SFAS effective January 1, 2002. At such date, acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting, and will no longer be amortized but will be subject to periodic impairment assessment. The adoption of SFAS No. 142 is expected to result in an exclusion of amortization expenses in the amount of approximately $6,000 in the year 2002. Management does not expect the adoption of SFAS No. 142 to have an adverse effect on the Company's financial position and results of operations except for the aforementioned impact.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

Liquidity and Capital Resources

     As of December 31, 2001, the Company had cash and cash equivalents of $31,400 compared to $43,396 on December 31, 2000.

Operating Activities

     In 2001, cash used by operating activities was $29,279 including a net source of $14,313 from a reduction in operating assets and liabilities. The use of cash for operating activities arose principally from the cash portion of the integration charges totaling $12,959 in 2001, and the cash portion of legal settlements in 2001 of $4,244. The Company estimates that the remaining balance of the cash portion of the integration related expense of approximately $19,000 will be spent as $15,000 in 2002 and $4,000 in 2003. The cash provided from operating assets and liabilities was mainly due to the write-down of inventory of $19,172 and write-down of distributor receivables of $10,213 described above which offset increases in both inventories and receivables.

Investing Activities

     In 2001, cash used by investing activities was $127,516. The principal investing activities were the payment for the CMG acquisition of $110,216 and for the acquisition of HGM of $9,925, use of cash of approximately $6,264 for capital expenditures and investments of approximately $2,093 in non-marketable equity securities.

     At the closing of the CMG acquisition, the Company paid Coherent $100,000 in cash (the "Cash Purchase Price") financed through a new term loan (see "Financing Activities" below"), 5,432,099 Lumenis Ordinary Shares (the "Shares") and an eighteen-month note bearing interest at the rate of 5% per annum and in the principal amount of $12,904 (the "Coherent Note"). The Cash Purchase Price is subject to an as yet undetermined adjustment based on the net tangible value, at the closing, of CMG's assets acquired not to exceed

$6,000. Additionally, Coherent may be entitled to a post-closing earn-out payment of up to $25,000, subject to certain financial conditions being met. If total ophthalmic revenues exceed $450,000 over a period starting January 1, 2001 and ending December 31, 2004 (the "Period"), the earn-out payment will be 21.5% of the excess. In addition, if the ophthalmic business is sold to a third party prior to the end of the Period for a price in excess of $110,000, Coherent will receive an earn-out payment equal to 50% of the excess. In no event, however, will the earn-out payment be more than $25,000. As of December 31, 2001 such stated conditions have not yet been met.

Financing Activities

     In 2001, cash provided by financing activities was $144,799. The primary financing activities of the Company included the proceeds from the term loan, described below, used to finance the CMG acquisition of $100,000, the repayment of the Company's short term bank debt of $4,431 and proceeds from the exercise of options of $50,122.

     To finance the CMG acquisition, ongoing working capital needs and, if needed, the refinancing of the Company's convertible subordinated notes (see
Note 11 to the Consolidated Financial Statements) the Company and certain of its subsidiaries entered into various financing arrangements (the "Financing") with Bank Hapoalim B.M (the "Bank"). The financing arrangement consisted of: (a) a $100,000 six-year term loan bearing interest at LIBOR plus 1.75% per annum, (b) up to $50,000 revolving line of credit until April, 2002 and up to $20,000 revolving line of credit from April, 2002 to April, 2003 bearing interest at LIBOR plus 1% per annum and (c) a letter of undertaking pursuant to which the Bank agreed, subject to the terms and conditions set forth therein, to provide up to approximately $92,000 of a four-year loan convertible into the Company's shares at a price of $20.25 per share. Proceeds from the new convertible loan are to be used solely to refinance the Company's outstanding convertible subordinated notes, which will mature on September 1, 2002. The new loan would bear interest ranging between LIBOR plus 2.25% and LIBOR plus 3.5%. This amount of the commitment was adjusted to $71,000 following the conversion of $21,120 convertible subordinated notes into shares. In connection with the $100,000 loan, on April 30, 2001, Lumenis and the Bank also entered into a five year option agreement granting the Bank or any of its subsidiaries the right to purchase from Lumenis up to 2,500,000 ordinary shares at a purchase price of $20.25 per share, subject to certain adjustments. The Bank has exercised options for 1,363,700 shares as of December 31, 2001.

     The terms of the financing restrict certain cash dividends and have limitations on asset dispositions or acquisitions without prior approval of the Bank. In addition, in order to utilize the letter of undertaking, the Company has to maintain a ratio of its debt, as defined, to EBITDA, as defined, of less than three times. As of December 31, 2001 the Company was in compliance with such terms and conditions.

     On March 26, 2002, the Company entered into new agreements with the Bank for a new four year $70,667 loan, the proceeds of which will be used to repay its existing convertible subordinated notes due September 1, 2002. The $70,667 loan matures on September 1, 2006 and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. The Company also increased its revolving credit agreement to $35,000 from $20,000.

     The Company believes that internally generated funds, together with available cash and funds available under the revolving credit agreement will be sufficient to meet the Company's presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and debt payment requirements. The level of internally generated funds, however, is subject to the risk factors described below. See "Forward Looking Statements and Risk Factors."

General Corporate Tax Structure

     The general corporate tax rate in Israel is currently 36%. However, the effective tax rate payable by the Company, which derives a portion of its income from facilities granted "Approved Enterprise" status (see below), may be significantly less. As most of the Company's income in Israel is exempt from income taxes, the Israeli statutory tax rate for the purposes of the reconciliation of the reported tax expense is approximately zero. Income tax expense in the financial statements relates primarily to the income taxes of subsidiaries.

     Income derived by the Company or its Israeli subsidiaries from sources other than the "approved enterprises" is taxable at a regular Israeli corporate tax rate of 36%. Income earned by non-Israeli subsidiaries is subject to different corporate tax rates of up to 45%.

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves our estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax examinations and reviews.

Inflationary Adjustments

     The Company and its Israeli subsidiaries are assessed under the provisions of the Income Tax Law (Inflationary Adjustments), 1985, pursuant to which the results for tax purposes are measured in Israeli currency in real terms in accordance with changes in the Israeli Consumer Price Index ("CPI"). The financial statements are measured in U.S. dollars; see Note 3 to the Consolidated Financial Statements. The differences between the annual change in the CPI and in the NIS/US dollar exchange rate causes further differences between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided income taxes on the differences between results using the functional currency and the tax basis of assets and liabilities. In accordance with a recent amendment to the Inflationary Adjustments Law (the "ILA"), the Minister of Finance may, with the approval of the Knesset Finance Committee, determine by order, during a certain fiscal year (or until February 28th of the following year) in which the rate of increase of the price index would not exceed or shall not have exceeded, as applicable, 3%, that all or some of the provisions of the ILA shall not apply to such fiscal year, or, that the rate of increase of the price index relating to such fiscal year shall be deemed to be 0%, and to make the adjustments required to be made as a result of such determination.

Approved Enterprise.

     The Company and one of its Israeli subsidiaries have received approval for their investment programs in accordance with the Israeli Law for the Encouragement of Capital Investments, 1959 (the "Law"). The Company and its subsidiary, have chosen to receive their benefits through the alternative benefits program, and, as such, they are entitled to receive certain tax benefits including accelerated depreciation of fixed assets used in the investment programs, as well as a full tax exemption on undistributed income that is derived from the portion of the Company and its subsidiary's facilities granted approved enterprise status, for a period of ten years or a full tax exemption for a period of six years and reduced tax rates of 10%-25% (according to the portion of non-Israeli investors in the Company's equity, as defined by the Law, measured on an annual basis) for an additional period of up to four years. The benefits commence with the date on which taxable income is first earned. The benefit period for each program is limited to the earlier to occur of 12 years from commencement of production and 14 years from date of approval. The Company's entitlement to the above benefits is subject to fulfillment of certain conditions, according to the Law and related regulations. The tax exemption period for the Company and its subsidiaries commenced in 1995.

     Dividends paid out of income derived from the portion of the Company's facilities granted approved enterprise status is subject to a 15% withholding tax. Should dividends be paid out of income earned during the period of the tax holiday, such income will be subject to tax at the rate of up to 25%. The Company does not anticipate paying dividends from income derived from the portion of the Company's facilities granted approved enterprise status and any such earnings distributed upon dissolution are not expected to subject the Company to income taxes. Therefore, no deferred income taxes have been provided on such exempted income derived from the portion of the Company's facilities granted approved enterprise status.

Forward Looking Statements and Risk Factors

     Certain statements made in this Report, in other filings with the Securities and Exchange Commission, or in press releases, web site postings or in oral presentations made by the Company reflect the Company's estimates and beliefs and are intended to be, and are hereby identified as, "forward looking statements" for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other comparable terminology.

     The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. Some of these factors are listed below or described elsewhere in this Annual Report.

     Readers are cautioned not to place undue reliance on forward-looking statements made in this Annual Report, or made in other filings, web postings, press releases or in oral presentations. Such forward-looking statements reflect management's analysis only as of the date such statements are made and the Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise subsequently. Readers should carefully review the risk factors set forth below and described elsewhere in this document and in other documents the Company files from time to time with the Securities and Exchange Commission.

The Company has received a request to voluntarily provide certain information from the U.S. Securities and Exchange Commission.

     In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing

January 1, 1998. The request primarily relates to the Company's relationships with its distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs. The Company intends to furnish all documents and information requested and cooperate with the SEC and is currently in the process of collecting and producing such documents and information. The Company is unable to predict the duration or outcome of this process.

     Following the Company's announcement of the information request from the SEC, several plaintiffs' law firms announced the filing of purported class action suits in the United States District Court for the Southern District of New York, on behalf of purchasers of securities of Lumenis Ltd. between January 7, 2002 and February 28, 2002, inclusive (the "Class Period"), against the Company and certain of its officers and directors. As of March 26, 2002, the Company had not been served with a summons in any of the announced lawsuits. The Company cannot predict the outcome of these proceedings.

Risks Related to the Company's Business

The Company's future success depends on its ability to develop and successfully introduce new and enhanced products that meet the needs of its customers.

     The Company's future success depends on its ability to anticipate its customers' needs and develop products that address those needs. This will require the Company to design, develop, manufacture, assemble, test market and support new products and enhancements on a timely and cost-effective basis. The Company cannot assure that it will successfully identify new product opportunities and develop and bring new products to market in a timely and cost effective manner. The Company's failure to do so could lead to a reduction in net sales and its business may be harmed.

The Company's market is unpredictable and characterized by rapid technological changes and evolving standards, and, if the Company fails to keep up with such changes, its business and operating results will be harmed.

     The Company's industry is characterized by extensive research and development, rapid technological change, frequent innovations and new product introductions, changes in customer requirements and evolving industry standards. Demand for the Company's products could be significantly diminished by new technologies or products that replace them or render them obsolete, which would have a material adverse effect on the Company.

The market for laser and light based systems for aesthetic and medical applications is relatively new and the Company's business will suffer if we fail to educate customers or if the market does not develop as we expect.

     In many cases the Company's products seek to replace traditional aesthetic and medical procedures, such as electrolysis for hair removal and drilling for dental treatments. The Company cannot be certain that a broad-based market for its products will emerge among service providers and their patients or end-use customers. Both these groups may opt to continue with procedures with which they are familiar rather than investing in high technology alternatives that do not have decades long safety and performance track records. The Company needs to educate potential end-use customers about the benefits of IPL and laser systems, but the Company cannot assure that it will succeed in this. If the Company's anticipated markets do not develop or develop more slowly than expected, the Company's business, results of operations and financial condition will be adversely affected.

The Company must spend heavily on research and development.

     The Company has incurred substantial research and development expenditures in the past, and plans to continue to do so in the future. Over the last three fiscal years, the Company's research and development expenses have been in the range of 7% to 10% of net revenues. The Company cannot assure that its expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. The Company's failure to address rapid technological changes in its markets could adversely affect its business and results of operations.

The Company's products are subject to U.S., E.U. and international medical regulations and controls, which impose substantial financial costs on it and which can prevent or delay the introduction of new products.

     The Company's ability to sell its products is subject to various federal, state and international rules and regulations. In the United States, the Company is subject to inspection and market surveillance by the FDA, to determine compliance with regulatory requirements. The regulatory process is costly, lengthy and uncertain. Unless an exemption applies, each device that the Company wishes to market in the United States must receive prior review by the FDA before it can be marketed. Certain products qualify for a Section 510(k) ("510(k)") procedure under which the manufacturer gives the FDA pre-market notification of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is "substantially equivalent" to a previously marketed product. In some cases, the manufacturer may be required to include clinical data gathered under an investigational device exemption, or IDE, granted by the FDA allowing human clinical studies. The FDA's 510(k) clearance process usually takes from four to twelve months, but it can take longer. If the product does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval application, or PMA, based on testing intended to demonstrate that the product is both safe and effective. The PMA requires more extensive clinical testing than the 510(k) procedure and generally involves a significantly longer FDA review process.

     Approval of a PMA allowing commercial sale of a product requires pre-clinical laboratory and animal tests and human clinical studies conducted under an IDE establishing safety and effectiveness. For products subject to pre-market approval, the regulatory process generally takes from one to three years or more and involves substantially greater risks and commitment of resources than the 510(k) clearance process. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all, for any of its products under development and delays in receipt of or failure to receive such approvals or clearances could have an adverse effect on its business.

     Following clearance or approval, marketed products are subject to continuing regulation. The Company is required to adhere to the FDA's Quality System Regulation, or QSR, and similar regulations in other countries, which include design, testing, quality control and documentation requirements. Ongoing compliance with QSR, labeling and other applicable regulatory requirements is monitored through periodic inspections and market surveillance by the FDA and by comparable agencies in other countries.

     The Company's failure to comply with applicable requirements could lead to an enforcement action, which could have an adverse effect on its business. The FDA can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

     o    Fines, injunctions and civil penalties;

     o    Recall or seizure of the Company's products;

     o Requiring the Company to repair, replace or refund the cost of its products;

     o    The issuance of public notices or warnings;

     o Operating restrictions, partial suspension or total shutdown of production;

     o Refusal of the Company's requests for 510 (k) clearance pre-market approval of new products;

     o Withdrawal of 510(k) clearance or pre-market approvals already granted; and

     o    Criminal prosecution.

     Similarly, the European Union, or E.U., determined in 1998 that the marketing or selling of any medical product or device within the European Union necessitates a CE Mark. The Company is now required to comply with the European Medical Device Directive's criteria and obtain the CE Mark prior to the sale of its medical products in any E.U. Member State. The European Medical Device Directive sets out specific requirements for each stage a medical product goes through, from design to final inspection. The Company's products are subject to additional similar regulations in most of the international markets in which the Company sells its products.

     Changes to existing U.S., E.U. and international rules and regulations could adversely affect the Company's ability to sell its current line of products in the United States, the European Union and internationally, and could increase its costs and could materially adversely impact on its results of operations.

     The Company depends on its facilities in Israel and on its international sales. Many of its customers' operations are also located outside the U.S.

     The Company's principal executive offices and one of its five manufacturing facilities are located in Israel. Moreover, many of its customers' operations are located outside the U.S. The Company's net sales are derived primarily from international sales through its international sales subsidiaries and exports to foreign distributors and resellers. The Company anticipates that international sales will continue to account for the majority of its revenues in the foreseeable future.

     The Company's international operations and sales are subject to a number of risks, including:

     o    Longer accounts receivable collection periods;

     o    The impact of recessions on economies worldwide;

     o    Reduced protection for intellectual property worldwide;

     o    Political and economic instability;

     o    Regulatory limitations imposed by foreign governments;

     o    Political risks;

     o Disruption or delays in shipments caused by customs brokers or government agencies;

     o Unexpected changes in regulatory requirements, tariffs, customs, duties, tax laws and other trade barriers;

     o    Difficulties in staffing and managing foreign operations;

     o    Preference for locally produced products; and

     o Potentially adverse tax consequences resulting from changes in tax laws.

     The Company is also subject to the risks of fluctuating foreign exchange rates, which could materially adversely affect the sales price of its products in foreign markets as well as the costs and expenses of its international sales subsidiaries. While the Company uses forward exchange contracts, currency swap contracts, currency options and other risk management techniques to hedge its foreign currency exposure, it remains exposed to the economic risks of foreign currency fluctuations.

     In addition to the general risks listed above, the Company's operations in Israel are subject to certain country-specific risks described below under "Risks Relating to the Company's Location in Israel".

The Company faces challenges as it integrates new and diverse operations.

     The Company has experienced, and may continue to experience, growth in the scope and complexity of its operations and an increase in the number of its employees. This growth, including its acquisition of the Coherent medical products division, has strained the Company's managerial, financial, manufacturing and other resources. In order to manage the Company's growth, it must continue to implement additional operating and financial systems and controls. If the Company fails to successfully implement such systems and controls in a timely and cost-effective manner as it grows, its business and financial performance could be materially adversely affected.

Any acquisitions the Company makes could harm or disrupt its business without bringing the anticipated synergies.

     The Company has in the past made acquisitions of other businesses, and it continues to evaluate potential strategic acquisitions. In the event of any future acquisitions, the Company could: issue ordinary shares that would dilute its current shareholders' percentage ownership; pay cash; incur debt; assume liabilities; or incur expenses related to in-process research and development, amortization of goodwill and other intangible assets.

     These purchases also involve numerous risks, including:

     o    Problems combining the acquired operations, technologies or products;

     o    Unanticipated costs or liabilities;

     o Adverse effects on existing business relationships with distributors, suppliers and customers;

     o    Diversion of management's attention from our core businesses; and

     o Potential loss of key employees, particularly those of the purchased organizations.

The Company depends on skilled personnel to operate its business effectively in a rapidly changing market, and if the Company is unable to retain existing or hire additional personnel, its ability to develop and sell its products could be harmed.

     The Company's success depends to a significant extent upon the continued service of its key senior management and technical personnel, any of who would be difficult to replace. As the Company grows, it will be required to increase the number of qualified engineers and other employees at its existing facilities, as well as at facilities it may acquire. Competition for qualified employees is intense, and the Company's business could be adversely affected by the loss of the services of any of its existing key personnel. The Company cannot assure that it will continue to be successful in hiring and properly training sufficient numbers of qualified personnel and in effectively managing its growth. The Company's inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on its business.

The Company anticipates a decline in selling prices of its products as competition increases, which could adversely affect its operating results.

     The Company has in the past experienced decreases in the average selling prices of some of its products. The Company anticipates that as competing products become more widely available, the average selling price of its products may decrease. Trends toward managed care, health care cost containment and other changes in government and private sector initiatives in the United States and other countries in which the Company does business are placing increased emphasis on the delivery of more cost-effective medical therapies which could also adversely affect the prices or its products. If the Company is unable to offset the anticipated decrease in its average selling prices by increasing its sales volumes, its net sales will decline. In addition, to maintain the Company's gross margins, it must continue to reduce the cost of its products. Further, as average selling prices of the Company's current products decline, it must develop and introduce new products and product enhancements with higher margins. If the Company cannot maintain it net sales and gross margins, its operating results could be seriously harmed, particularly if the average selling prices of its products decrease significantly.

The Company may not be able to protect its proprietary technology, which could adversely affect its competitive advantage.

     The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure and confidentiality agreements and other restrictions on disclosure to protect its intellectual property rights. The Company has obtained and now holds approximately 202 patents worldwide and has applied for approximately 104 patents worldwide. The Company cannot assure that its patent applications will be approved, that any patents that may be issued will protect its intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to the Company. The Company cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the United States. Moreover, if the Company loses any key personnel, it may not be able to prevent the unauthorized disclosure or use of its technical knowledge or other trade secrets by those former employees. The laws of foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

The Company could become subject to litigation regarding intellectual property rights, which could seriously harm its business.

     The laser and light based systems industry is characterized by a very large number of patents, many of which are of questionable validity and some of which appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. The Company currently is, and in the future it may continue to be, a party to litigation as a result of alleged infringement of others' intellectual property. These claims and any resulting lawsuits, if resolved adversely to the Company, could subject the Company to significant liability for damages or invalidation of its proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. In addition, because patent applications can take many years to issue, there may be applications now pending of which the Company is unaware, which may later result in issued patents which its products may infringe. If any of the Company's products infringes a valid patent, or if the Company wishes to avoid potential intellectual property litigation on its alleged infringement, the Company could be prevented from selling that product unless it can obtain a license, which may be unavailable, pay substantial royalties, or redesign the product to avoid infringement. The Company also may not be successful in any attempt to redesign its product to avoid any infringement.

     The Company has in the past and may also in the future initiate claims or litigation against third parties for infringement of its proprietary rights to protect these rights or to determine the scope and validity of its proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of its technical and management personnel and the final outcome may not be favorable to the Company. If the Company is forced to take any of these actions, its business may be seriously harmed.

The long sales cycles for the Company's products may cause it to incur significant expenses without offsetting revenues.

     Customers typically expend significant effort in evaluating, testing and qualifying the Company's products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While the Company's customers are evaluating its products it may incur substantial sales and marketing and research and development expenses to customize its products to the customer's needs. The Company may also expend significant management efforts, increase manufacturing capacity and order long-lead-time components or materials. Even after this evaluation process, a potential customer may not purchase its products. As a result, these long sales cycles may cause the Company to incur significant expenses without ever receiving revenue to offset those expenses.

The markets in which the Company sells its products are intensely competitive and increased competition could cause reduced sales levels, reduced gross margins or the loss of market share.

     Competition in the various laser and light products markets in which the Company provides products is intense and is based upon price, product performance, quality, reliability and customer service. The Company's aesthetic products compete against products offered by Candela Corporation, Cynosure, Inc., Laserscope, Inc. and Altus Medical Inc. among others; the Company's medical products compete against products offered by Diomed Inc., Dornier MedTech, and Bioletic AG among others, and the Company's ophthalmic products compete against products offered by Carl Zeiss Micro Imaging Inc., Nidek Technologies Inc., and Iridex Corporation. The Company's competitors range in size from small single product companies to large multifaceted corporations with significant financial, technical, marketing and other resources. Some of these competitors may be able to devote greater resources than the Company can to the development, promotion, sale and support of their products.

     Any business combinations or mergers among the Company's competitors, forming larger competitors with greater resources, or the acquisition of a competitor by a major medical or technology corporation seeking to enter this business, could result in increased competition.

If the Company fails to accurately forecast component and material requirements for its products, it could incur additional costs and significant delays in shipments, which could result in loss of customers.

     The Company must accurately predict both the demand for its products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that the Company orders vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. Due to the sophisticated nature of the components, some of the Company's suppliers may need at least six months lead time. If the Company overestimates its component and material requirements, it may have excess inventory, which would increase its costs. If the Company underestimates its component and material requirements, it may have inadequate inventory, which could interrupt and delay delivery of its products to its customers. Any of these occurrences would negatively impact the Company's net sales, business and operating results.

The Company's dependence on sole source suppliers exposes it to possible supply interruptions that could delay or prevent the manufacture of its systems.

     Certain of the components used in the Company's products are purchased from single sources. While the Company believes that most of these components are available from alternate sources, an interruption of these or other supplies could adversely affect its ability to manufacture some of its systems.

Some of the Company's medical customers' willingness to purchase its products depends on their ability to obtain reimbursement for medical procedures using its products and its revenues could suffer from changes in third-party coverage and reimbursement policies.

     The Company's medical segment customers include doctors, clinics, hospitals and other health care providers whose willingness and ability to purchase its products depends in part upon their ability to obtain reimbursement for medical procedures using its products from third-party payers, including private insurance companies, and in the U.S. from health maintenance organizations, and federal, state and local government programs, including Medicare and Medicaid. Third-party payers are increasingly scrutinizing health care costs submitted for reimbursement and may deny coverage and reimbursement for the medical procedures made possible by the Company's products. Failure by The Company's customers to obtain adequate reimbursement from third-party payers for medical procedures that use its products or changes in third-party coverage and reimbursement policies could have a material adverse effect on its sales, results of operations and financial condition.

Some of the Company's laser and intense pulsed light (IPL) systems are complex in design and may contain defects that are not detected until deployed by its customers and could lead to product liability claims.

     Laser and pulsed light systems are inherently complex in design and require ongoing regular maintenance. The technical complexity of the Company's products, changes in its or its suppliers' manufacturing processes, the inadvertent use of defective or contaminated materials by the Company or its suppliers and other factors could restrict its ability to achieve acceptable product reliability.

     If the Company is unable to prevent or fix defects or other problems, it could experience, among other things:

     o    Legal actions by its customers and their patients;

     o    Loss of customers;

     o    Failure to attract new customers or achieve market acceptance;

     o    Increased costs of product returns and warranty expenses;

     o    Damage to its brand reputation; and

     o    Diversion of development, engineering and management resources.

     In addition, some of the Company's products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. There are also the risks of physical injury to the patient when treated with one of the Company's products, even if the product is not defective.

     Although the Company has obtained product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. A successful claim brought against the Company in excess of, or outside of, its insurance coverage could adversely affect its business, operating results and financial condition.

The Company may be required to implement a costly product recall

     In the event that any of the Company's products proves to be defective, it may voluntarily recall, or the FDA could require it to redesign or implement a recall of, any of its products. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company uses laboratory and manufacturing materials that could be considered hazardous; and it could be liable for any damage or liability resulting from accidental environmental contamination or injury.

     Although most of the Company's products do not incorporate any hazardous or toxic materials or chemicals, some of the gases used in the Company's excimer lasers are highly toxic. In addition, the Company's operations involve the use of laboratory and manufacturing materials that could be considered hazardous.

     Although the Company believes that its safety procedures for handling and disposing of such materials comply with all Israeli, local and U.S. federal and state regulations and standards, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, the Company could be liable for any damage and such liability could exceed the amount of its liability insurance coverage and the resources of its business.

If the Company's facilities were to experience catastrophic loss, its operations would be seriously harmed.

     The Company's facilities could be subject to a catastrophic loss such as fire, flood or earthquake. A substantial portion of the Company's research and development activities and manufacturing, and other critical business operations are located near major earthquake faults in Santa Clara, California, an area with a history of seismic events. Any such loss at any of the Company's facilities could disrupt its operations, delay production, shipments and revenue and result in large expenses to repair and replace the facility. While the Company has obtained insurance to cover most potential losses at its facilities, it cannot assure that its existing insurance coverage will be adequate against all possible losses.

Risks Relating to the Company's Location in Israel

Conditions in Israel affect the Company's operations and may limit its ability to produce and sell its products.

     The Company is incorporated in Israel and a substantial portion of its manufacturing facilities and research and development facilities are located in Israel. Political, economic and military conditions in Israel could directly affect the Company's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite past progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence both in the West Bank and Gaza Strip as well as in Israel itself, and negotiations between Israel and Palestinian representatives have ceased. Violence in the region intensified during 2001 and 2002. The escalation of the Palestinian violence in the recent months, as well as any future armed conflict, political instability or continued violence in the region, could have a negative effect on the Company's business condition, harm its results of operations and adversely affect the share price of publicly traded Israeli companies such as the Company. Moreover, if the U.S. war against terrorist activities centered in Afghanistan is broadened to include the Middle East, it could directly affect the Company's business. Furthermore, several countries still restrict trade with Israeli companies, and this may limit the Company's ability to make sales in those countries. These restrictions may have an adverse impact on the Company's operating results, financial condition or the expansion of its business.

The Company's operations could be disrupted as a result of the obligation of key personnel in Israel to perform military service.

     Generally, all male adult citizens and permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform up to 45 days, or longer under certain circumstances, of military reserve duty annually. Additionally, all Israeli residents of this age are subject to being called to active duty at any time under emergency circumstances. Many of the Company's officers and employees are currently obligated to perform annual reserve duty. The Company's operations could be disrupted by the absence for a significant period of one or more of its officers or employees due to military service. Any disruption to the Company's operations could materially adversely affect the development of its business and its financial condition.

The Company receives tax benefits from the Israeli government that may be reduced or eliminated in the future.

     The Company's facilities in Israel have been granted approved enterprise status and they are therefore eligible for tax benefits under the Israeli law. In the past, the government of Israel has considered reducing or eliminating the tax benefits available to approved enterprises such as the Company. The Company cannot assure that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that the Company pays would likely increase. In addition, the Company's approved enterprise status imposes certain requirements on it, such as the location of its manufacturing, the location of certain subcontractors and the extent to which it may outsource portions of its production process. If the Company does not meet these requirements, the law permits the authorities to cancel the tax benefits retroactively.

The government grants the Company has received for research and development expenditures restrict its ability to manufacture products and transfer technologies outside of Israel and require the Company to satisfy specified conditions. If the Company fails to satisfy these conditions, it may be required to refund grants previously received together with interest and penalties, and may be subject to criminal charges.

     The Company has received grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade for the financing of a portion of its research and development expenditures in Israel. In 1999, 2000 and 2001, the Company recorded amounts totaling $275, $60 and $58, respectively, from the office of the Chief Scientist. The terms of the Chief Scientist grants prohibit the Company from manufacturing products or transferring technologies developed using these grants outside of Israel without special approvals. Even if the Company receives approval to manufacture its products outside of Israel, it may be required to pay an increased total amount of royalties, which may be up to 300% of the grant amount plus interest, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the Office of the Chief Scientist, it may be required to refund any grants previously received, together with interest and penalties and may be subject to criminal charges. In recent years, the Government of Israel has accelerated the rate of repayment of Chief Scientist grants and may further accelerate them in the future. (See - Item 1 - Business - Research and Development).

It may be difficult to enforce a U.S. judgment against the Company, its officers and directors based on U.S. securities laws claims in Israel or serve process on the Company's officers and directors.

     The Company is incorporated in Israel. Many of the Company's executive officers and directors are not residents of the United States, and a substantial portion of its assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for a shareholder, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. securities laws in an Israeli court against the Company or any of these persons or to effect service of process upon these persons in the United States. In addition, it may be difficult to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above.

The new Israeli Companies Law may cause uncertainties regarding corporate governance.

     The new 1999 Israeli Companies Law ("the Companies Law"), which became effective on February 1, 2000, resulted in significant changes to Israeli corporate law. Under this new law, uncertainties may arise regarding corporate governance in some areas. For example, the law obligates a controlling shareholder, a shareholder who knows that its vote can determine the outcome of a shareholders vote and any shareholder who, under the Company's articles of association, can appoint or prevent the appointment of an office holder, to act with fairness towards the Company. The Companies Law does not specify the substance of this duty and there is no binding case law that addresses this subject directly. These uncertainties and others could exist until this new law has been adequately interpreted, and these uncertainties could inhibit takeover attempts or other transactions and inhibit other corporate decisions.

Under current Israeli law, the Company may not be able to enforce covenants not to compete and therefore may be unable to prevent competitors from benefiting from the expertise of some of its former employees.

     Recently, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, which have been recognized by the courts, such as the secrecy of a company's confidential commercial information or its intellectual property. If the Company cannot demonstrate that harm would be caused to it, it may be unable to prevent its competitors from benefiting from the expertise of its former employees.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

     The Company maintains an investment portfolio, which consists mainly of income securities with an average maturity of less than one year. The portfolio consists of low risk corporate bonds and bank deposits. The Company's policy is generally to hold its fixed income investments until maturity and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

     The Company has fixed rate long-term debt of approximately $83,571 million. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt.

     The Company has foreign subsidiaries, which sell and manufacture its products in various markets. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit this exposure by selling and linking its products mostly to the United States dollar.

     The Company also enters into foreign currency hedging transactions to protect the dollar value of its non-dollar denominated trade receivables, mainly in JPY, British Pounds Sterling and EURO. The gains and losses on these transactions are included in the statement of operations in the period in which the changes in the exchange rate occur. There can be no assurance that such activities or others will eliminate the negative financial impact of currency fluctuations. Indeed, such activities may have an adverse impact on earnings.

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

     Not applicable.

PART III.

Item 10. Directors and Executive Officers Of The Registrant.

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

     The following table lists certain information with respect to the Company's directors, including the name, age, principal occupation and business experience during the past five years and the commencement of each term as a director.

Name                             Business Experience

Professor Jacob A. Frenkel       Prof. Frenkel, age 59, joined the Board of
                                 Directors of the Company on January 25, 2000, and was elected Chairman of the Board.
                                 Professor Frenkel is the Chairman of Merrill
                                 Lynch International Inc. and Chairman of
                                 Merrill Lynch's Sovereign Advisory Group and
                                 Global Financial Institutions Group. He is also the Chairman and CEO of the Group of Thirty
                                 (G-30). Previously, he served as Governor of the Bank of Israel from 1991 through 2000.
                                 During his tenure as Governor, he led the liberalization of the Israeli financial system, removed foreign exchange controls, and reduced
                                 Israel's inflation rate to a level prevailing in the major industrial countries. Prior to becoming the Governor of the Bank of Israel, he served from 1987 through 1991 as the Economic
                                 Counselor and Director of Research at the International Monetary Fund, and also held the David Rockefeller Chair of International
                                 Economics at the University of Chicago where he served on the faculty from 1973 to 1987. In
                                 1994 he was named the Weisfeld Professor of Economics of Peace and International Relations at Tel Aviv University.

Arie Genger                      Mr. Arie Genger, age 56, joined the Board of
                                 Directors of the Company on July 16, 2001, and was elected Vice Chairman of the Board. In
                                 1985, Mr. Genger founded Trans-Resources, Inc.
                                 ("TRI"), of which he has been Chairman of the Board and Chief Executive Officer since 1986.
                                 TRI is a privately owned specialty chemical company with several manufacturing plants throughout the world. TRI markets its products in over eighty countries. Mr. Genger is the father of Sagi Genger, the Company's Chief
                                 Operating Officer.

Dr. Bernard Couillaud            Dr. Couillaud, age 57, joined the Board of
                                 Directors of the Company on April 30, 2001.
                                 Since July 1996, he has served as President and Chief Executive Officer of Coherent Inc. and as a member of the Coherent Board of Directors.
                                 Dr. Couillaud served as Vice President and
                                 General Manager of the Coherent Laser Group from March 1992 to July 1996. From July 1990 to
                                 March 1992, Dr. Couillaud served as Manager of the Coherent Advanced Systems Business Unit, and from September 1987 to July 1990 he served as Director of Research and Development for the Coherent Laser Group. From November 1983, when he joined Coherent Laser Group, to September
                                 1987, Dr. Couillaud held various managerial positions with Coherent. Dr. Couillaud received his PhD in Chemistry from Bordeaux University,
                                 Bordeaux, France.

Aharon Dovrat                    Mr. Dovrat, age 70, joined the Board of
                                 Directors of the Company on June 23, 1999. Mr.
                                 Dovrat is the founder and chairman of Dovrat &
                                 Company, Ltd., a privately held investment company, and chairman of Isal, Ltd., a publicly traded investment company. Between 1991 and 1998, Mr. Dovrat served as chairman of Dovrat, Shrem & Company, Ltd., a company publicly traded on the Tel Aviv Stock Exchange that divides its operations into the areas of investment banking and direct investment, fund management, underwriting, securities and brokerage services, real estate and industry.
                                 Between 1965 and 1991, Mr. Dovrat served as
                                 President and Chief Executive Officer of Clal
                                 (Israel) Ltd., a holding company, which by 1991 had become Israel's largest independent conglomerate, with capital of over $400 million and aggregate annual sales in excess of $2.5 billion. Mr. Dovrat also serves as the chairman of the board of directors of: Dovrat & Company, Isal Ltd., Alvarion Ltd., a wireless telecommunications equipment technology company, and Cognifit Ltd. In addition, Mr.
                                 Dovrat serves as a member of the board of directors of DS Polaris Ltd., Technomatix
                                 Technologies Ltd., a software company and Delta
                                 Galil Ltd., a textile company.

Philip Friedman                  Mr. Friedman, age 53, joined the Board of
                                 Directors June 23, 1999. Mr. Friedman is the
                                 President and Chief Executive Officer of
                                 Computer Generated Solutions, Inc. ("CGSI"), a privately held technology company founded by Mr. Friedman in 1984, that specializes in providing comprehensive computer technology and business solutions to companies across the globe in a wide variety of industries. Mr.
                                 Friedman was recognized as an Entrepreneur of the Year of the City of New York in 1996 and is a member of the Board of ITAA.

Thomas G. Hardy                  Mr. Hardy, age 56, joined the Board of
                                 Directors of the Company in February 1998. Mr.
                                 Hardy was Vice Chairman of the Board of
                                 Directors of TRI from January 2000 to 2001. He was President and Chief Operating Officer of
                                 TRI from December 1993 to December 2000, and was Executive Vice President of TRI from June
                                 1987 to

                                 December 1993. In addition, Mr. Hardy was a director and member of the Financial Advisory Committee of TRI from October 1992 to 2001. Mr. Hardy was a director of Laser Industries Ltd. from January 1990 until February 1998, when it merged with the Company.

Dr. Darrell S. Rigel             Dr. Rigel, age 51, joined the Board of
                                 Directors of the Company on June 23, 1999. He has been a faculty member at New York
                                 University Medical School ("NYU") since 1979, is currently a physician and Clinical Professor of Dermatology at NYU, and is also an Adjunct
                                 Professor of Dermatology at Mt. Sinai School of
                                 Medicine in New York City. Dr. Rigel is a former president of the American Academy of Dermatology. In 1996, Dr. Rigel founded and assumed the Presidency of Interactive Horizons, Inc., a privately held company in the industry of interactive computer systems. Dr. Rigel graduated from Massachusetts Institute of
                                 Technology with a BS and an MS in Management
                                 Information Sciences.

Sash A. Spencer                  Mr. Spencer, age 70, joined the Board of
                                 Directors of the Company on June 23, 1999. He is the founder, Chief Executive Officer and principal investor of Holding Capital Group, LLC, a private LBO, MBO, venture capital and investment firm founded by Mr. Spencer in 1976.
                                 Mr. Spencer also serves as a member of the board of directors of TRI.

Mark H. Tabak                    Mr. Tabak, age 50, joined the Board of
                                 Directors of the Company on June 23, 1999. Mr.
                                 Tabak is the Vice Chairman of Multiplan, Inc.
                                 and founder, President and Chief Executive
                                 Officer of International Managed Care Advisors,
                                 LLC, a company that invests in and develops managed care type delivery systems mainly addressing primary care needs in Latin America, Western and Central Europe and Asia. Mr. Tabak is also managing partner of Healthcare Capital
                                 Partners, affiliated with Capital Z Partners, a
                                 $3 billion investment fund focusing on
                                 investing in healthcare, insurance and
                                 financial services. Between 1993 and 1996, Mr.
                                 Tabak served as President of AIG Managed Care, a subsidiary of American International Group.
                                 Between 1990 and 1993, Mr. Tabak served as
                                 President and Chief Executive Officer of Group
                                 Health Plan, a managed care company and from 1986 to 1990, he served as President and Chief
                                 Executive Officer of Clinical Pharmaceuticals,
                                 Inc., a pharmacy benefit management company he founded in 1986. From 1982 to 1986, he served as President and Chief Executive Officer of
                                 Health America Development Corporation.

Professor Zehev Tadmor           Prof. Tadmor, age 65, joined the Board of
                                 Directors of the Company on June 23, 1999. He currently serves as a Distinguished Institute
                                 Professor at the Department of Chemical
                                 Engineering at the Technion Israel Institute of
                                 Technology, Israel's major technological scientific research university (the
                                 "Technion"), which he joined in 1968. He served as the chairman of the board of the S. Neaman
                                 Institute for Advanced Studies in Science &
                                 Technology at the Technion since October 1998.
                                 Between October 1990 and September 1998,
                                 Professor Tadmor served as president of the Technion. Professor Tadmor serves as a member of the board of directors of Haifa Chemicals
                                 Ltd., a chemical and fertilizer company and a wholly owned subsidiary of TRI. Professor
                                 Tadmor also serves on the board of governors of Technion, the USA-Israel Science & Technology
                                 Commission, and is an elected member of the Israeli Academy of Science and Humanities and the USA National Academy of Engineering.

     All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal.

The following individuals are the executive officers and key management of the
Company:

Name                             Position and Business Experience

Yacha Sutton                     Mr. Sutton, age 58, has served as Chief
                                 Executive Officer of the Company since June
                                 1999. Between July 1998 and April 1999, Mr.
                                 Sutton served as the Chief Executive Officer of Scanvec Amiable Ltd. Between March 1995 and
                                 February 1998, Mr. Sutton served as the
                                 President and Chief Operating Officer of Laser
                                 Industries Ltd. Prior to such time, Mr. Sutton served as an Executive Vice President and Chief
                                 Financial Officer of Laser Industries Ltd.

Sagi Genger                      Mr. Genger, age 30, was appointed Chief
                                 Operating Officer in July 2001 after having served as Chief Financial Officer of the Company since November 1999. Prior to joining the Company, Mr. Genger was employed in the mergers and acquisitions department of
                                 Donaldson, Lufkin, and Jenrette, a leading Wall
                                 Street investment bank, during the period from 1997 through 1999. Prior to that, Mr. Genger worked from 1996 through 1997 at Holding
                                 Capital Group, a boutique investment house. Mr.
                                 Genger has an MBA and BS in Finance,
                                 International Management and Legal Studies from the Wharton School of Business. Mr. Genger is the son of Mr. Arie Genger, Vice Chairman of the Board of Directors of the Company.

Kevin R. Morano                  Mr. Morano, age 48, was appointed Executive
                                 Vice President and Chief Financial Officer in
                                 March 2002. Prior to joining the Company, Mr.
                                 Morano served as Executive Vice President and
                                 Chief Financial Officer at Exide Technologies from May 2000 through October 2001. Prior to that, Mr. Morano was employed for 21 years at ASARCO Incorporated, a global copper mining, specialty chemicals and aggregates producer. At
                                 ASARCO, Mr. Morano held several leadership positions including serving as President and Chief Operating Officer in 1999 and as Chief
                                 Financial Officer from 1993 to 1999. Since
                                 February 2000, Mr. Morano serves as an outside director on the board of directors of APEX
                                 Silver Mines Ltd. Mr. Morano received a BS in
                                 Finance from Drexel University in 1977 and received an MBA from Rider University in 1983.

Peter D'Errico                   Mr. D'Errico, age 44, was appointed Executive
                                 Vice President of the Americas in January 2002 after having served as the Vice President of Corporate Marketing since January 2000.
                                 Previously, Mr. D'Errico was Vice President,
                                 Worldwide Marketing for Chiron Diagnostics.
                                 During his sixteen years with Chiron
                                 Diagnostics and CIBA Corning Diagnostics, he held a number of management and leadership position including Vice President,
                                 International Group, Managing Director, CIBA
                                 Corning Diagnostics Ltd., Halstead England and
                                 Executive Director, New Business Development.
                                 Mr. D'Errico received a Masters in Business
                                 Administration from Harvard University in 1983.

Yossi Gal                        Mr. Gal, age 46, Executive Vice President of
                                 Human Resources, joined the Company in July
                                 2000. Prior to joining the Company, Mr. Gal served as Vice President of Human Resources and MIS in GE Medical Systems Israel from 1997 to
                                 2000. Previously, Mr. Gal worked with Elscint
                                 Ltd. for 16 years in a number of managerial positions, which included Human Resources,
                                 Planning and Control Director of Elscint's
                                 Manufacturing Division and Corporate Manager of
                                 Staffing and Overseas Personnel. Mr. Gal has a
                                 B.A. in Sociology and Political Science from
                                 Haifa University and an MSc. In Management &
                                 Behavioral Science from the Technion.

Robert Grant                     Mr. Grant, age 32, Executive Vice President,
                                 Surgical and Ophthalmic Business Unit, joined the Company in May 2001, following the completion of the Company's acquisition of the Coherent Medical Group. Prior to the acquisition, from August 2000 though April
                                 2001, Mr. Grant served as Coherent's Vice
                                 President of Business

                                 Development, and from February 1999 through April 2001 as Coherent's Managing Director of European Operations. From March 1997 until January 1999, Mr. Grant served as Director of Business Development at HGM, Inc. and from 1995 to 1997 he served as a General Manager of the Australasia Operation of Sulzermedica AG. He has also held various positions, including Director of Marketing, Asia Pacific; Country Manager, Japan; and Asia Pacific Sales Manager for Telectronics Pty Ltd. and HGM, Inc. Mr. Grant holds a B.A. from Brigham Young University and received his Masters in Business with honors from the American Graduate School of International Management.

Moshe Grencel                    Mr. Grencel, age 48, Executive Vice President
                                 of Operations, joined the Company in January
                                 2001. Prior to joining Lumenis, Mr. Grencel served as General Manager of Elscint Industrial
                                 Solutions, a spin-off from Elscint Ltd. from 1998 to 2001. From 1994 to 1998, Mr. Grencel served as Vice President of Operations in Elscint and Manager of the Operations Division.
                                 Mr. Grencel also served in other capacities in Engineering, Operations, Sales and Service support. Mr. Grencel has a B.Sc. degree in Industrial Engineering from the Technion.

James Holtz                      Dr. Holtz, age 57, Executive Vice President of
                                 Aesthetic Technologies in the Aesthetic
                                 Business Unit, joined the Company in May 2001 as Interim Vice President, Aesthetics Business
                                 Unit, following the completion of the Company's acquisition of the Coherent Medical Group.
                                 Prior to the acquisition, Dr. Holtz served as Executive Vice President of Coherent Star, a business unit of Coherent Medical Group responsible for hair removal and other aesthetic applications. In 1993, Dr. Holtz founded Star Medical Technologies, which developed and manufactured the LightSheer diode laser. Dr. Holtz served as Chairman of the Board of Star Medical Technologies until its acquisition by Coherent in 1998. Dr. Holtz has a B.A. in Physics from Stanford University and a Ph.D. in Physics from the University of California, Berkeley.

Stephen B. Kaplitt               Mr. Kaplitt, age 34, was appointed Executive
                                 Vice President and General Counsel in November
                                 2001. Prior to joining Lumenis he was a senior associate at Becker, Glynn, Melamed & Muffly
                                 LLP, a boutique international law firm in New
                                 York. While at Becker, Glynn he was seconded to the International Finance Corporation in
                                 Washington, DC, for two years. Before that he was an associate at Cadwalader, Wickersham &
                                 Taft in New York. In his law firm career he worked on a wide variety of transactions involving mergers and acquisitions, multilateral finance, asset securitization and reorganizations. He received his AB with honors from Dartmouth College and his JD cum laude from the Georgetown University Law Center.

Sharon Levita                    Ms. Levita, age 34, was appointed Executive
                                 Vice President, Finance in October 2001. Ms.
                                 Levita has served as senior manager at Lumenis since November 1999. Prior to joining the company, she served for five years as head of the Israeli Desk at KPMG, Hungary and before that for four years at Luboshitz Kasierer, a member firm of Arthur Andersen, in Israel. Ms.
                                 Levita holds a M.BA. in Finance Management from Bar-Ilan University, a B.A. in Accounting &
                                 Economics from Haifa University, and a license as a CPA in Israel.

Alon Maor                        Mr. Maor, age 40, was appointed Executive Vice
                                 President, Aesthetic Business Unit in July
                                 2001. Prior thereto, Mr. Maor served as Chief
                                 Executive Officer of Asia Pacific Operations from January 2000. Mr. Maor joined the Company in January 1999 as the President and Representative Director of Lumenis Japan, in which position he served until January 2000.
                                 Prior to joining the Company, Mr. Maor was the President and Representative Director of Direx
                                 Japan, a subsidiary of Direx Medical Systems.
                                 During his eleven years with Direx Medical
                                 Systems, he formed Direx Japan and was
                                 responsible for capturing major market share in Japan and Asia.

Jonathan T. Pearson              Mr. Pearson, age 36, Executive Vice President
                                 of Asia Pacific Operations, joined the Company in May 2001, following the closing of the Company's acquisition of the Coherent Medical
                                 Group. Prior to joining the Company, Mr.
                                 Pearson worked for Coherent since 1994, serving in a variety of management roles covering business development, marketing and regulatory issues, including Director of Asia Pacific
                                 Operations. During his seven-year career at Coherent, Mr. Pearson focused exclusively on Asia, establishing and expanding direct sales operations in Japan, the People's Republic of China and Hong Kong. Mr. Pearson holds a B.A.
                                 from the University of Washington and a Master of International Management from the American
                                 Graduate School of International Management
                                 (Thunderbird).

Hadar Solomon                    Mr. Solomon, age 45, was appointed Managing
                                 Director of Lumenis Luxembourg Sarl,
                                 Schaffhausen Branch, a newly created Swiss branch in November 2001 as well as continuing to serve as Executive Vice President and Corporate Secretary since March 1998.
                                 Previously, Mr. Solomon served as Executive
                                 Vice President, General Counsel and Corporate
                                 Secretary of the Company and as Vice President, Corporate Affairs, General Counsel and
                                 Secretary of Laser Industries Ltd. since May
                                 1988. From July 1984 to May 1988, he served as
                                 Assistant General Counsel of Laser Industries
                                 Ltd. Mr. Solomon is a Graduate of the Faculty of Law of the Hebrew University of Jerusalem and is a member of the Israeli Bar.

Mike Terry                       Mr. Terry, age 47, Executive Vice President -
                                 European Operations, joined the company in February 2001 as integration leader for Europe.
                                 With eighteen years of experience in the medical device field, Mr. Terry previously served in numerous senior leadership positions in sales management, business unit management, operations and ebusiness with GE Medical
                                 Systems and Marquette Medical Systems. Prior to those positions, Mr. Terry was Vice President of Sales for Aspect Medical Systems, a successful patient monitoring start-up. He also spent ten years with Del Mar Medical Systems, a leading supplier of cardiac monitoring devices, and served for five years as National Sales
                                 Manager. Mr. Terry holds a B.S. in Economics and Business from the University of Wisconsin -
                                 Madison and an A.D. in International Business from California State University at Fullerton.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and holders of more than 10% of the Company's outstanding Ordinary Shares, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Ordinary Shares and furnish the Company with copies of all forms they file pursuant to Section 16(a). The Company believes that during the fiscal year ended December 31, 2001, its directors, executive officers, and holders of more than 10% of its Ordinary Shares complied with the filing requirements of
Section 16(a), except for the late filings described below. In making this statement, the Company has relied solely on a review of copies of reports filed under Section 16(a) furnished to the Company and on the written representations of its directors and executive officers. Robert Grant was two weeks late in filing his Form 5 in 2002. Sagi Genger was four months late in reporting a purchase in September. The Form 5s for all Officers fail to set forth the options granted to them under the EVCP Plan (see Item 11-Executive Compensation-Executive Variable Compensation Plan). It is anticipated that such amendments will be filed shortly.

Item 11. Executive Compensation.

     The following table sets forth information concerning total compensation earned by or paid to the Chief Executive Officer, the four next highest paid executive officers of the Company as of December 31, 2001 and two officers who would have been among the highest paid but were no longer serving as executive officers as of December 31, 2001 listed below (the "Named Officers") during the fiscal years indicated for services rendered to the Company and its subsidiaries.


SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                  Compensation (a)
                                                          Annual Compensation        Securities
Name and Principal Position    Year     Salary ($)    Variable       Other Annual    Underlying     All Other
                                                    Compensation     Compensation   Options/SARs   Compensation
                                                       Bonus ($)       ($) (1)       Granted (#)        ($)

Yacha Sutton                   2001      280,000      750,000          39,000(2)      550,000        318,750(3)
Chief Executive                2000      240,000           --          36,000         400,000        318,750
Officer                        1999       87,298           --          28,977         223,005        318,750

Sagi Genger                    2001      211,796      500,000              --         440,000             --
Executive Vice President,      2000      120,000           --              --         100,000             --
Chief Operating Officer        1999       60,000           --              --         150,000             --

Asif Adil                      2001      256,530      487,500(4)           --              --             --
Executive Vice President,      2000       83,333      166,667              --         275,000             --
Chief Financial Officer*

Alon Maor                      2001      210,459       90,000         293,622(5)      155,000             --
Executive Vice President,      2000      322,122           --         415,384              --             --
Aesthetic Business Unit        1999      282,153           --         442,453         100,000             --

Mike Terry                     2001      128,256       70,000          51,946(6)       95,000
Executive Vice President,
European Operations

Louis Scafuri                  2001      180,348           --          78,688(7)      450,000             --
Executive Vice President,      2000      277,884      262,000              --              --             --
Chief Operating Officer**      1999      163,461      275,519              --         450,000             --

Raphael Werner                 2001      181,386      120,773          94,511(8)           --             --
Executive Vice President,      2000      173,539       60,000              --              --             --
American Operations***         1999       84,000       66,000              --          66,000             --


(a) For a description of certain target Payout Amounts awarded in 2001, but to be paid, if at all, in 2003, based on 2002 performance, see "Executive Variable Compensation Plan" below. Also, Mr. Yacha Sutton's and Mr. Sagi Genger's options granted in prior years were accelerated as of January 2, 2001. In connection with such acceleration they each agreed to a lock-up arrangement mirroring the original vesting period prohibiting them from selling shares acquired from exercise of such options, except with respect to the sale of shares necessary to enable a cashless exercise of other options.

* Mr. Asif Adil's position changed after year end, and he is no longer an officer.

** Mr. Louis Scafuri resigned his position with the Company during 2001.

*** Mr. Raphael Werner ceased to be an officer of the Company during 2001.

     (1) Does not include perquisites or other personal benefits, securities or property, the aggregate value of which does not exceed the lesser of $50,000 or 10% of the Named Officer's salary and bonus.

     (2) Payment includes $18,000 for housing rent and $21,000 for a payment made in respect of an Advance Study Fund.

     (3) Payments made pursuant to a non-compete agreement between Yacha Sutton and the Company in connection with the Company's acquisition of Laser Industries Ltd., of which Mr. Sutton had been President and Chief Operating Officer.

     (4) Represents a $75,000 sign on bonus, $137,500 special bonus connected to share performance in 2001 and a $275,000 bonus for performance in 2001.

     (5) Payment includes $54,323 for reimbursements relating to housing rent and $170,090 in sales commissions.

     (6) The payment includes forgiveness of a loan made to Mr. Terry in the amount of $24,000 and $27,964 for housing rent, car allowance and other.

     (7)  Represents relocation expenses for the year 2001.

     (8)  Payment includes $90,000 severance and $4,511 for car allowance.

Option/SAR Grants in Last Fiscal Year

     The following table provides information on options granted to the Named Officers during the last fiscal year pursuant to the Company's option plans.

     The table also shows, among other data, hypothetical potential gains from options granted in fiscal year 2001. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of the price of Ordinary Shares over the life of the options granted in fiscal year 2001. The assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects. No SAR's were granted during the last fiscal year and no SAR's are currently outstanding.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                Potential Realizable Value At
                                                                                                   Assumed Annual Rates of
                                                                                                Stock Price Appreciation for
                                                 Individual Options Grants                               Option Term
                             Number of          Percent of
                             Securities        Total Options
                            Underlying          Granted to
                              Options           Employees in        Exercise      Expiration
Name                      Granted (#) (1)       Fiscal Year        Price ($/sh)      Date             5% ($)           10% ($)
--------------------------------------------------------------------------------------------------------------------------------
Yacha Sutton                     380,000(2)         4.87%             10.90        01 / 2011        2,604,882         6,601,281
                                 120,000(3)         1.54%             16.56        02 / 2011        1,249,739         3,167,085
                                  50,000(4)         0.64%             24.90        05 / 2011          782,974         1,984,209
                        -----------------                                                     ---------------- -----------------
                                 550,000                                                            4,637,595        11,752,576
                        =================                                                     ================ =================

Sagi Genger                      304,000(5)         3.90%             10.90        01 / 2011        2,083,905         5,281,025
                                  96,000(3)         1.23%             16.56        02 / 2011          999,792         2,533,668
                                  40,000(4)         0.51%             24.90        05 / 2011          626,379         1,587,367
                        -----------------                                                     ---------------- -----------------
                                 440,000                                                            3,710,076         9,402,061
                        =================                                                     ================ =================

Asif Adil                             --                                                                   --                --
                        =================                                                     ================ =================

Alon Maor                        100,000(6)         1.28%             10.90        01 / 2011          685,495         1,737,179
                                  20,000(7)         0.26%             24.90        05 / 2011          313,190           793,684
                                  35,000(4)         0.45%             24.90        05 / 2011          548,082         1,388,947
                        -----------------                                                     ---------------- -----------------
                                 155,000                                                            1,546,766         3,919,810
                        =================                                                     ================ =================

Mike Terry                        60,000(8)         0.77%             15.00        02 / 2011          566,005         1,434,368
                                  35,000(4)         0.46%             24.90        05 / 2011          548,082         1,388,947
                        -----------------                                                     ---------------- -----------------
                                  95,000                                                            1,114,087         2,823,315
                        =================                                                     ================ =================

Louis Scafuri                    342,000            4.38%             10.90        01 / 2011        2,344,393         5,941,153
                                 108,000(9)         1.38%             16.56        02 / 2011        1,124,765         2,850,377
                        -----------------                                                     ---------------- -----------------
                                 450,000                                                            3,469,158         8,791,530
                        =================                                                     ================ =================

Raphael Werner                        --                                                                   --                --
                        =================                                                     ================ =================

     (1)  All options have a term of ten years from respective grant dates.

     (2) 100,000 of these options vested in May 2001. The balance vests as follows: 26,000 on January 2, 2002 and 127,000 on each of January 2, 2003 and 2004.

     (3) These options vest in three equal installments on February 22, 2002, 2003 and 2004.

     (4) These options vest on December 31, 2007, subject to possible acceleration to 2003 and 2004 based on the level of 2002 EBITDA. See "Executive Variable Compensation Plan."

     (5) 100,000 of these options vested in May 2001. The balance vests as follows: 1,000 on January 2, 2002 and 101,500 on each of January 2, 2003 and 2004.

     (6) These options vest in three equal installments on January 2, 2002, 2003 and 2004.

     (7) These options vest in three equal installments on May 30, 2002, 2003 and 2004.

     (8) These options vest in three equal installments on March 1, 2002, 2003 and 2004.

     (9) These options were scheduled to vest in three equal installments, beginning in 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table summarizes for each of the Named Officers option exercises during the 2001 fiscal year, including the aggregate value of gains on the date of exercise, the total number of unexercised options for Ordinary Shares, if any, held at December 31, 2001 and the aggregate number and dollar value of unexercised in-the-money options for Ordinary Shares, if any, held at December 31, 2001. The value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price of such options and the fair market value of the underlying

Ordinary Shares on December 31, 2001, which was $19.70 per share. Actual gains, if any, upon exercise will depend on the value of Ordinary Shares on the date of any exercise of options.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND YEAR-END OPTION/SAR VALUES

                                                      Number of Securities         Value of Unexercised In-the-
                                                     Underlying Unexercised           Money Options at Fiscal
                                                 Options at Fiscal Year End (#)           Year End ($) (1)
                                                 ------------------------------           ----------------
                       Shares       Value
                    Acquired on    Realized
     Name           Exercise (#)      ($)         Exercisable   Unexercisable        Exercisable   Unexercisable
Yacha Sutton          425,000      5,256,770        298,005        400,000            3,327,116      2,976,640
 Sagi Genger          350,000      3,995,625              0        300,000                    0        942,000
  Asif Adil                --             --         91,667        183,333              705,833      1,411,667
  Alon Maor           100,000      2,435,750             --        120,000                   --      1,052,400
  Mike Terry               --             --             --         60,000                   --             --
Louis Scafuri         445,000      7,077,201             --             --                   --             --
Raphael Werner         38,500        733,000         12,000             --              174,212             --

     (1) The closing price of the ordinary shares on December 31, 2001 was $19.70 per share.

Executive Variable Compensation Plan

     All of the Named Officers in the Summary Compensation Table above other than Messrs. Scafuri, Werner and Adil are currently included in the Company's Executive Variable Compensation Plan ("EVCP"), whose purpose is to provide incentive for the achievement of the Company's target of $100,000,000 of "EBITDA" (operating income plus depreciation and amortization plus or minus adjustments provided for in the EVCP) for 2002 as it implements its integration program. Accordingly 100% of the Payout Amounts awarded the respective Named Officers in 2001 will be paid in 2003 after announcement of the Company's 2002 results if the 2002 $100,000,000 EBITDA target is met; if EBITDA exceeds $120,000,000, 160% of the Payout Amount awarded will be paid; and if 2002 EBITDA is more than $80,000,000 but less than $100,000,000, 70% of the Payout Amount awarded will be paid. None of the Payout Amount will be paid if 2002 EBITDA is less than $80,000,000. Payment (if any) of the Payout Amount will be in cash or stock, at the Company's option. A Named Officer whose employment with the Company terminates during 2002 will not be eligible for payment of the Payout Amounts.

     The Payout Amounts awarded to the Named Officers are: for Mr. Sutton, $550,000; for Mr. Genger, $450,000; for Mr. Maor, $300,000 and for Mr. Terry, $300,000.

     In addition to the Payout Amounts, the EVCP provided for stock option grants to EVCP participants, pursuant to the Company's 2000 Share Option Plan, at an exercise price of $24.90. The options fully vest on December 31, 2007 irrespective of the Company's performance, if the grantee is still then employed by the Company, but vesting of some or all of the options will be accelerated to 2003 and 2004 based on the level of 2002 EBITDA, provided that 2002 EBITDA is at least $80,000,000. The EVCP stock option grants to the Named Officers (except Mr. Asif Adil, Louis Scafuri and Raphael Werner) are as follows: for Mr. Sutton, 50,000 options; for Mr. Genger, 40,000 options; for Mr. Maor, 35,000 options; and for Mr. Terry, 35,000 options. These 2001 stock option grants are included in both the "Summary Compensation Table" and the "Option/SAR Grants in Last Fiscal Year" tables above.

Employment Agreements, Termination Provisions and Change in Control Arrangements

Employment Agreement with Yacha Sutton

     Effective January 1, 2000, the Company entered into an employment agreement with Yacha Sutton (the "Sutton Agreement"), pursuant to which Mr. Sutton is employed by the Company in the position of Chief Executive Officer. The Sutton Agreement will terminate automatically on December 31, 2002, unless otherwise agreed between Mr. Sutton and the Company in writing and with the approval of the Board or unless earlier terminated under specified circumstances. In April 2001, the Board approved an increase in Mr. Sutton's annual base salary to $300,000.

     Under the Sutton Agreement, Mr. Sutton is entitled to use a Company vehicle in accordance with the Company's existing policies and the Company provides Mr. Sutton with such additional benefits as are generally provided by the Company to its senior executives, including managers' insurance and Education Fund. The Sutton Agreement provides for non-competition and non-solicitation covenants for a period of two years following the date of termination of the Sutton Agreement.

     Mr. Sutton was granted options to purchase up to 500,000 of the Company's Ordinary Shares under the terms and conditions of the Company's 2000 Option Plan (the "Plan"), out of which 100,000 were immediately vested at an exercise price of $10.90. The remaining 400,000 shall be vested as follow: 26,000 on January 2, 2002 and 127,000 on each of January 2, 2003 and 2004, all at an exercise price of $10.90. 120,000 options shall be vested in three equal installments on February 22, 2002, 2003 and 2004 all at an exercise price of $16.56. Unless the Sutton Agreement and Mr. Sutton's employment with the Company are terminated by Mr. Sutton for any reason or by the Company for cause, all vested options will be exercisable at any time thereafter until December 31, 2009, and will otherwise be subject to the provisions of the Plan.

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

Employment Agreement with Sagi Genger

     Mr. Genger and the Company have agreed upon terms of employment, which are effective as of May 1, 2001 (the "Genger Agreement"). The Genger Agreement may be terminated at the option of either party upon 90 days prior notice. Pursuant to the Genger Agreement, Mr. Genger serves as the Chief Operating Officer of the Company. The Genger Agreement provides for an annual base salary of $250,000. In addition, Mr. Genger is entitled to a bonus equal to 100% of his annual base salary if 100% of targets, including revenue and profit, are met, and an extraordinary performance bonus of up to 200% of annual salary if certain performance targets are achieved. In February 2002, the Board approved a grant of 50,000 options to Mr. Genger at an exercise price of $9.09 and which vests as follows: 16,667 on each of February 27, 2003 and 2004 and 16,666 on February 27, 2005.

     In addition, the Genger Agreement provides for all benefits, such as pension, life insurance, medical and dental insurance disability insurance, certain saving programs and participation in the Company's 401K plan, as are generally granted to the Company's senior executives.

     In the event of any termination of the Genger Agreement and Mr. Genger's employment, the Company will only be obligated to pay (i) base salary and benefits through the notice period, provided that Mr. Genger continues his employment obligations through such period (if so required by the Company), (ii) the lump sum severance payment to which Mr. Genger is entitled by law, but in no event less than the last month's salary for each 12-month period of Mr. Genger's employment with the Company and a pro-rata portion for any shorter period since the last anniversary and through the notice period.

     The Genger Agreement also includes confidentiality and non-competition terms and conditions.

     In addition to the above, the Board of Directors and the Audit Committee approved the grant to Mr. Genger of a guarantee by the Company of $2 million in debt in connection with certain relocation expenses. The guarantee is to be secured by the Company shares held by Mr. Genger. The guarantee shall terminate on the earlier to occur of (i) two years from issuance or (ii) the termination of Mr. Genger's employment with the Company.

Employment Agreement with Alon Maor

     Effective August 3, 2001, the Company entered into an employment agreement with Alon Maor (the "Maor Agreement") pursuant to which Mr. Maor serves as Executive Vice President, the Aesthetic Business Unit. The Maor Agreement may be terminated by either party upon the provision of six-months prior notice or three years after the effective date. The term will extend for additional one year periods following the completion of the initial three-year term unless either party delivers a notice of intention not to renew no later than six months preceding the expiration of the then-current term.

     Pursuant to the Maor Agreement, Mr. Maor will receive an annual base salary in the amount of $200,000, an annual housing allowance equal to his actual rent or acquisition costs, but subject to an annual maximum of $96,000, an annual allowance for the education of his children from pre-school through high school (subject to a tax gross up) (estimated to be approximately $18,000 for the 2001-2002 school year), the sum of $20,000 for certain relocation expenses (part of which may be reimbursed if Mr. Maor is terminated for cause prior to the second anniversary of the Maor Agreement); and all benefits, such as pension, life insurance, medical and dental insurance disability insurance, certain saving programs and participation in the Company's 401K plan, as are granted to the Company's Senior Executives.

     In addition, Mr. Maor shall be awarded an annual bonus of 90% of his annual base salary payment if the Aesthetic Business Unit meets certain annual targets mutually agreed upon by the Chief Executive Officer and Mr. Maor. If achievement of the goals exceeds or is less than 100%, the percentage of base salary to be paid as bonus shall correspondingly be increased in excess of or decreased below the set 90%.

     Mr. Maor was granted options to purchase up to 120,000 of the Company's Ordinary Shares under the terms and conditions of the Plan, out of which 100,000 vest in three equal installments on each of January 2, 2002, 2003 and 2004 at an exercise price of $10.90. The remaining 20,000 vest in three equal installments on each of May 30, 2002, 2003 and 2004 at an exercise price of $24.90.

     The Maor Agreement also includes confidentiality and non-competition terms and conditions.

Employment Agreement with Mike Terry

     The Company is a party to an employment agreement with Mike Terry (the "Terry Agreement") pursuant to which Mr. Terry serve as Executive Vice President, European Operations. The Terry Agreement is effective as of July 3, 2001 and continues through February 28, 2003. The Terry Agreement provides for an annual base salary of $150,000. In addition, Mr. Terry is entitled to a bonus equal to 50% of his annual base salary if 100% of certain targets are met.

     Mr. Terry was granted options to purchase 60,000 of the Company's ordinary shares under the terms and conditions of the Plan. The options shall have an exercise price of $15 per share and shall vest equally over a three year period beginning on the first anniversary of the Terry Agreement.

     Pursuant to the terms of the Terry Agreement, the Company forgave a loan it made to Mr. Terry in the amount of $24,000. In addition, the Company provides Mr. Terry with a monthly housing allowance in an amount not to exceed $5,700 and a monthly car allowance in an amount not to exceed NGL 2300. Pursuant to the Terry Agreement, the Company is obligated to reimburse Mr. Terry's expenses incurred associated with relocation of Mr. Terry and his family to the Netherlands, including certain tax liabilities in an amount not to exceed $10,000 per year beginning in 2002. If the Terry Agreement is terminated by the Company other than for cause, the Company is obligated to pay Mr. Terry's relocation costs back to the U.S.

Employment Agreement with Louis Scafuri

     The Company was a party to an employment agreement with Louis Scafuri (the "Scafuri Agreement") pursuant to which Mr. Scafuri served as Chief Operating Officer for the Company's North American Operations. The Scafuri Agreement was effective as of May 2001. Mr. Scafuri resigned from his position on July 17, 2001.

     The Scafuri Agreement provided for an annual base salary in the amount of $270,000, a target cash bonus equal to 100% of the annual base salary, and an extraordinary performance bonus of up to 200% of annual salary if certain performance targets are achieved.

Employment Agreement with Raphael Werner

     The Company was a party to an employment agreement with Mr. Raphael Werner (the "Werner Agreement") pursuant to which Mr. Werner was appointed Chief Executive Officer of the Company's American operations. The term of the Werner Agreement commenced on July 1, 2000. The Werner Agreement provided for an annual base salary of $180,000 and an annual bonus of $90,000 for meeting certain targets as fully detailed in the Werner Agreement.

     The Werner Agreement provided for benefits similar to those provided by the Company to other similarly situated employees. Under the terms of the Werner Agreement, Mr. Werner was obligated to enter into a confidentiality and non-competition agreement in accordance with standard Company policy.

     Mr. Werner's employment with the Company was terminated on December 31, 2001. Mr. Werner and the Company have entered into a Consulting Agreement effective January 1, 2002.

Employment Agreement with Asif Adil

     In July 2000, the Company entered into an employment agreement with Mr. Asif Adil (the "Adil Agreement"), pursuant to which Mr Adil served initially as the Company's Executive Vice President, Business Operations and subsequently was also appointed as the Chief Financial Officer from July 2001 through December 2001. Pursuant to the Adil Agreement, Mr. Adil also received a sign on bonus in the amount of $150,000 and a one-time stock price target bonus of $137,500. Mr. Adil is entitled to receive a performance bonus for the period September 1, 2000 to December 31, 2001 in the aggregate amount of $366,667. Furthermore, the Adil Agreement provided for the reimbursement of certain relocation expenses in the amount of $1,250 per month for 18 months. In September 2001, Mr. Adil's annual base salary was increased to $275,000.

     The Adil Agreement also provides for a grant of options under the Company's 1999 Option Plan to purchase an aggregate of 275,000 ordinary shares at an exercise price of $12.00 per share. The options vest as follows: 91,667 on July 1, 2001; 91,667 shares on July 1, 2002 and 91,666 shares on July 1, 2003.

     The Adil Agreement provides for benefits similar to those provided by the Company to other similarly situated executive employees, including health, dental, disability and participation in the Company's 401K plan. The Adil Agreement also includes confidentiality and non-competition terms and conditions.

     The Company is currently negotiating a new agreement with Mr. Adil.

Directors' Compensation

     Each of the directors of the Company who serves on any one or more of the sub-committees of the Board (other than the Chairman and the Vice Chairman), are entitled to a cash retainer fee for participation in meetings of the Board of Directors or any sub-committee at $2,500 per calendar quarter. Directors (other than the Chairman and the Vice Chairman) are not entitled to receive any additional per-meeting fee but they will be reimbursed for their reasonable travel and accommodation expenses. The Chairman of the Board of Directors, Prof. Frenkel, and the Vice Chairman of the Board of Directors, Mr. Arie Genger, are each entitled to an advisory fee of up to $120,000 per year. For a description of Thomas G. Hardy's consulting agreement with the Company, see Item 13: Certain Relationships And Related Transactions.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     No member of the Compensation Committee is currently, or was at any time during the fiscal year ended December 31, 2001, an officer or employee of the Company. However, as described below, Mr. Thomas G. Hardy served as a consultant to the Company during 2001 and continues as such in 2002. No executive officer of the Company served on the board of directors or compensation committee of any entity, which has one or more executive officers serving as members of the Company's Board of Directors or Compensation Committee.

     The Company retained Mr. Thomas G. Hardy, a director, as an outside consultant and agreed with Mr. Hardy on the terms relating to such engagement (the "Hardy Agreement"), which commenced as of October 1, 2000. The initial term of the Hardy Agreement was through September 30, 2001. The parties have agreed to extend the Hardy Agreement for an additional year. Pursuant to the initial term, in consideration of the consulting services, the Company paid Mr. Hardy a consulting fee in the amount of $5,000 for each day of services that are rendered. During the extended term the Company will pay Mr. Hardy an annual consulting fee of $180,000. As required under the Companies Law the extension of the Hardy Agreement will be brought for approval to the next shareholders meeting. Either party may terminate the Hardy Agreement at any time, by giving 30 days advance written notice to the other party. Under the terms of the Hardy Agreement, Mr. Hardy assists the Company in strategic planning. During 2001 and through the end of February 2002, Mr. Hardy received approximately $284,000 from the Company for services rendered.

Item 12: Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth information regarding beneficial ownership of the Company's Ordinary Shares as of March 25, 2002 (except in the case of Mr. Scafuri, Mr. Adil and Mr. Werner, who are no longer officers and for whom the Company's information may not be current) by (i) each person who is the beneficial owner of more than 5% of the outstanding Ordinary Shares, (ii) all directors of the Company, (iii) the Named Officers, and (iv) all directors and executive officers as a group. The Company had approximately 36,758,606 ordinary shares outstanding as of March 25, 2002.

     Beneficial ownership of shares is determined under rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. The table below includes the number of shares underlying options that are exercisable within 60 days of the date of this offering. Ordinary Shares subject to these options are deemed to be outstanding for the purpose of computing the ownership percentage of the person holding these options, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person.

                                                                  Options
                                                                Exercisable          Total
                                               Shares            within 60         Beneficial         Percentage
            Beneficial Owner                    Owned               Days           Ownership           Ownership
----------------------------------------------------------------------------------------------------------------
Coherent, Inc. (1) .......................    5,432,099                  0         5,432,099            14.78%
Capital Research & Management Company (7).    3,664,500                  0         3,664,500             9.97%
Arie Genger (2) ..........................      978,605          1,300,000         2,278,605             6.20%
SMALLCAP World Fund, Inc (7) .............    2,270,000                  0         2,270,000             6.18%
Bernard Gottstein (3) ....................    2,078,634                  0         2,078,634             5.65%
Taunus, Inc.(4) ..........................    2,018,226                  0         2,018,226             5.49%
Bernard Couillaud (5) ....................            0                  0                 0                 *
Aharon Dovrat ............................       15,000             25,000            40,000                 *
Jacob A Frenkel ..........................       22,500            758,500           781,000             2.12%
Phillip Friedman .........................       70,000            100,000           170,000                 *
Thomas Hardy .............................      126,515                  0           126,515                 *
Darrell S. Rigel .........................        8,000            100,000           108,000                 *
Sash A. Spencer ..........................       20,000             89,000           109,000                 *
Mark H. Tabak ............................            0            100,000           100,000                 *
Zehev Tadmor .............................        1,000             70,000            71,000                 *
Yacha Sutton .............................      137,600            364,005           501,605             1.35%
Louis Scafuri (6) ........................            0                  0                 0                 *
Alon Maor ................................       10,000             33,000            43,333                 *
Asif Adil (6) ............................            0             91,667            91,667                 *
Mike Terry ...............................        2,000             20,000            22,000                 *
Sagi Genger ..............................      268,000             33,000           301,000                 *
Raphael Werner (6) .......................            0                  0                 0                 *
All directors and executive
Officers as a group (24 persons) .........    1,700,620          3,080,619         4,781,239            12.00%

*    Less than 1%.

     (1) The address of Coherent is 5100 Patrick Henry Drive, Santa Clara, California 95054.

     (2) The address of Mr. Arie Genger is 375 Park Avenue, New York, New York 10152. The 978,605 shares include (a) 155,958 shares held directly by Mr. Genger, (b) 822,647 shares held by corporations directly or indirectly controlled by Mr. Genger, which controlled corporations might be deemed to share voting and investment power with Mr. Genger as to these shares, (c) 1,500 shares owned by a trust for the benefit of a minor child of a third party of which Mr. Genger is sole trustee, as to which Mr. Genger disclaims beneficial ownership and (d) 5,224 shares beneficially owned by Mr. Genger's spouse, as to which Mr. Genger disclaims beneficial ownership.

     (3) The address of Mr. Gottstein is 550 West 7th Avenue, Suite 1540, Anchorage, Alaska 99501.

     (4) The address of Taunus Corporation is 31 West 52nd Street, New York, New York 10019. The 2,018,226 shares include 2,017,957 shares held by Deutsche Banc Alex. Brown Inc.

     (5) Excluding those shares beneficially owned by Coherent, Inc. of which Dr. Couillaud is President and Chief Executive Officer.

     (6) As of March 25, 2002 the Company has no current information regarding shares owned by Mr. Louis Scafuri and Mr. Raphael Werner, whose employments terminated during 2001. Share ownership information has not been updated as to Mr. Adil since Mr. Adil is no longer serving as an officer of the Company. As of June 30, 2001, Mr. Scafuri owned 0 shares, as of December 31, 2001 Mr. Adil owned 0 shares and as of May 31, 2001, Mr. Werner beneficially owned 0 shares, in each case other than stock options, if any, which may have been or become exercisable.

     (7) The address of each of Capital Research and Management Company ("Capital") and SMALLCAP World Fund, Inc. ("World") is 333 South Hope Street, Los Angeles, California 90071. The joint Schedule 13G submitted by these entities indicates that Capital is a registered investment adviser which is deemed to beneficially own its shares as a result of acting as an investment adviser to various registered investment companies, including World.

Item 13: Certain Relationships And Related Transactions.

     The Company retained Mr. Thomas G. Hardy, a director, as an outside consultant and agreed with Mr. Hardy on the terms relating to such engagement (the "Hardy Agreement") which commenced as of October 1, 2000. The initial term of the Hardy Agreement was through September 30, 2001. The parties have agreed to extend the Hardy Agreement for an additional year. Pursuant to the initial term, in consideration of the consulting services, the Company paid Mr. Hardy a consulting fee in the amount of $5,000 for each day of services that are rendered. During the extended term, the Company will pay Mr. Hardy an annual consulting fee of $180,000. As required under the Companies Law, the extension of the Hardy Agreement will be brought for approval to the next shareholders meeting. Either party may terminate the Hardy Agreement at any time, by giving 30 days advance written notice to the other party. Under the terms of the Hardy Agreement, Mr. Hardy assists the Company in strategic planning. During 2001 and through the end of February 2002, Mr. Hardy received approximately $284,000 from the Company for services rendered.

     The Company and CGSI, whose president and chief executive officer is Philip Friedman, a director, entered into a Master Services Agreement dated June 27, 2001 (the "CGSI Agreement"). Pursuant to the CGSI Agreement, CGSI is to provide Lumenis with computer-related services to be agreed upon from time to time and documented in Services Schedules executed by both parties. Through the end of February 2002, the parties have entered into two Service Schedules. Service Schedule No. 1, which was entered into on June 27, 2001, was, in consideration of the amount of $45,000, for the provision of services by CGSI relating to the review and evaluation of an IT integration plan which has since been implemented by the Company. Service Schedule No. 2 was entered into on September 4, 2001 and is for the provision by CGSI of management consulting services and network design and support services. For these services, CGSI is to receive a management consulting fee of $275 per hour. Services Schedule No. 2 is for a term of 18 months. During 2001 and through the end of February 2002, CGSI received approximately $ 85,000 from the Company for services rendered, and there are issued and unpaid invoices in the amount of $80,000.

     The Company and TRI, whose chairman and chief executive officer is Arie Genger, the Vice-Chairman of the Board of Directors of Lumenis, entered into a Sub-sublease Agreement made as of June 30, 2001 (the "Sublease Agreement") pursuant to which TRI subleases to the Company office space in New York. In consideration for the use of this space, the Company pays rent to TRI as a percentage of TRI's fixed rent, escalation rent and electricity charges pursuant to TRI's lease with its landlord. In addition, the Company has entered into an Office Service Agreement pursuant to which TRI provides Lumenis with certain office support services including: receptionist telephone support, certain secretarial support, office supply purchasing assistance, catering services, computer and communication support and other similar office support functions as needed. In consideration for the services provided under the Office Service Agreement, the Company pays TRI a monthly fee equal to $15,000. For 2001, the Company paid TRI approximately $216,000 under the Sublease Agreement and an additional $105,000 under the Office Service Agreement. The Sublease Agreement and the Office Service Agreement expire on March 31, 2002. The parties are currently negotiating an extension for each agreement.

     For a description of a loan guarantee granted to the Chief Operating Officer of the Company, see Item 11 - "Employment Agreement with Sagi Genger."

     During the eight month period ended December 31, 2001, the Company was involved in the following transactions with Coherent, Inc.: purchases of raw material in the amount of $10,807,000, purchases of fixed assets in the amount of $102,000, rent expenses at one of the Company's facilities in the amount of $2,145,000 and other operating expenses in the amount of $3,656,000.


PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

     (a) The Following Documents Are Filed As Part Of This Report:

                                                                              Page
                                                                              ----
1. Financial Statements
           Independent Auditors' Report                                       F-2
           Consolidated Financial Statements:
           Consolidated Balance Sheets                                        F-3
           Consolidated Statements of Operations                              F-4
           Consolidated Statements of Changes in Shareholders' Equity         F-5
           Consolidated Statements of Cash Flows                              F-6 to F-7
           Notes to Consolidated Financial Statements                         F-8 to F-37

3. Exhibits

Exhibit
Number        Description

2.1 Asset Purchase Agreement, dated as of February 25, 2001, by and among Lumenis Ltd. ("Lumenis"), Lumenis Holdings Inc. ("LHI") and Coherent, Inc. *A (Schedules omitted; Lumenis agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request.)

2.2 First Amendment to the Asset Purchase Agreement, dated as of April 30, 2001, by and among Lumenis, LHI and Coherent, Inc. *B

2.3 Stock Purchase Agreement, dated as of November 8, 2001, by and among Lumenis, Lumenis Inc. and Linda H. McMahan, in her capacity as the personal representative of the Estate of William H. McMahan.*H (Schedules omitted; Lumenis agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request.)

2.4 Contract of Sale, dated as of November 8, 2001, by and between McMahan Enterprises, Inc. and Lumenis Holdings Inc. *H (Schedules omitted; Lumenis agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request)

3.1           Memorandum of Association, as amended (English translation)*H

3.2           Articles of Association, as amended *H

4.1 (4.1)     Indenture, dated September 10, 1997, between Lumenis and United
              States Trust Company of New York *C

4.2 (4.3)     Specimen of Notes *C (included in Exhibit 4.1 from same filing)

10.1          1999 Share Option Plan *H *M

10.2          2000 Share Option Plan *H *M

10.3 Loan Agreement, dated as of April 30, 2001, between Lumenis Holdings Inc. and Bank Hapoalim B.M., an Israeli banking corporation acting through its New York branch. *B

10.4 Option Agreement, dated as of April 30, 2001, between Lumenis and Bank Hapoalim B.M. and related letters dated April 30, 2001. *B

10.5          Letter of Intent, dated as of April 30, 2001, from Bank Hapoalim
              B.M. *B

10.6 Letters, dated April 24, 2001, regarding short term line of credit and related Agreement, dated as of April 30, 2001, between Bank Hapoalim B.M. and Lumenis *B

10.7          Form of Indemnification Agreement *H

10.8 Employment Agreement, dated as of March 31, 2000, between Lumenis and Yacha Sutton *E, *M

10.9 Lease Agreement between Scan Group Yokneam Ltd. and Lumenis (English Translation) *D

10.10         Lease Agreement between Marion Laznik Industrial Buildings Ltd.
              and Lumenis *D

10.11 Employment Agreement, dated as of July 11, 2001, between Lumenis and Alon Maor *G, *M

10.12         Agreement, dated as of July 15, 1999, between Lumenis and Sagi
              Genger *E, *M

10.13 Letter of Change in Prof. Jacob A. Frenkel Stock Option Plan, dated September 7, 2000 *F, *M

10.14         Agreement, dated as of July 3, 2001, between Lumenis and Mike
              Terry *H *M

10.15 Sublease Agreement, dated as of June 30, 2001, between Lumenis and Trans-Resources, Inc. *H

10.16 Office Services Agreement, dated as of July 1, 2001 between Lumenis and Trans-Resources, Inc. *H

10.17         Form of Executive Variable Compensation Plan letter *H, *M

10.18 Option grant letter, dated February 22, 2001, from Lumenis to Arie Genger. *H, *M

10.19 Loan Agreement, dated as of March 26, 2002, between Bank Hapoalim B.M. and Lumenis *H

10.20         Letter Agreement, dated March 26, 2002, between Bank Hapoalim B.M.
              and Lumenis as to Short Term Credit Line *H

21            List of Subsidiaries *H

23.1          Consent of Brightman Almagor & Co. *H

Note: Parenthetical references following the Exhibit Number of a document relate to the exhibit number under which such exhibit was initially filed.

*A Incorporated by reference to said document filed as an exhibit to Current Report on Form 8-K, File #0-13012, filed on March 20, 2001

*B Incorporated by reference to said document filed as an exhibit to Current Report on Form 8-K, File #0-13012, filed on May 15, 2001.

*C Incorporated by reference to Registration Statement on Form F-3, File #333-8056, filed on December 19, 1997.

*D Incorporated by reference to said document filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File #0-13012, filed on March 30, 2000

*E Incorporated by reference to said document filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2000, File #0-13012, filed on May 15, 2000

*F Incorporated by reference to said document filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File #0-13012, filed on November 15, 2000

*G Incorporated by reference to said document filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File # 0-13012, filed on November 14, 2001.

*H            Filed herewith

*M            Management contract or compensatory plan or arrangement

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  LUMENIS LTD.
                      (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2001 AND 2000
            AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      Page
                                                                     ------

INDEPENDENT AUDITORS' REPORTS                                          F-2


CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
   as of December 31, 2001 and 2000                                    F-3

   Consolidated Statements of Operations
   for the years ended December 31, 2001, 2000 and 1999                F-4

   Statements of Changes in Shareholders' Equity
   for the years ended December 31, 2001, 2000 and 1999                F-5

   Consolidated Statements of Cash Flows
   for the years ended December 31, 2001, 2000 and 1999            F-6 - F-7

   Notes to the Consolidated Financial Statements                  F-8 - F-36

Brightman Almagor
1 Azrieli Center
Tel Aviv 67021
P.O.B. 16593, Tel Aviv 61164
Israel


Tel: +972 (3) 6085555
Fax: +972 (3) 6094022                                          Deloitte
info@deloitte.co.il                                            & Touche
www.deloitte.co.il                                             Brightman Almagor


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Lumenis Ltd. (Formerly ESC Medical Systems Ltd.):


We have audited the accompanying consolidated balance sheets of Lumenis Ltd. (Formerly ESC Medical Systems Ltd.) (the "Company") and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu
Tel Aviv, Israel
March 26, 2002


        -------------------------
         Deloitte                       Tel Aviv   Jerusalem     Haifa     Eilat
         Touche
         Tohmatsu
        -------------------------

                                  LUMENIS LTD.
                      (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (In thousands, except share and per share data)


LUMENIS LTD.                                                                                December 31
------------                                                                           ----------------------
                                                                                          2001        2000
                                                                                       ---------    ---------
CURRENT ASSETS
   Cash and cash equivalents                                                           $  31,400    $  43,396
   Short-term investments                                                                     --          123
   Trade receivables, net                                                                100,823       53,156
   Prepaid expenses and other receivables                                                 10,968        6,949
   Inventories                                                                            83,614       50,288
                                                                                       ---------    ---------
                                                                                         226,805      153,912
                                                                                       ---------    ---------
FINISHED GOODS USED IN OPERATIONS                                                          9,180        2,758

LONG-TERM INVESTMENTS
   Bank deposits and securities                                                              970          941
   Investments in non marketable equity securities                                         3,337        6,993
   Long term trade receivables                                                             3,134          341

FIXED ASSETS, NET                                                                         16,198        9,695

OTHER ASSETS, NET                                                                        127,650        4,889
                                                                                       ---------    ---------
     Total assets                                                                      $ 387,274    $ 179,529
                                                                                       =========    =========

CURRENT LIABILITIES
   Short-term debt and current maturities of long-term loan                            $  10,000    $   4,420
   Trade payables                                                                         25,763       16,801
   Other accounts payable and accrued expenses                                            90,749       36,515
   Subordinated note                                                                      12,904           --
                                                                                       ---------    ---------
                                                                                         139,416       57,736
                                                                                       ---------    ---------
LONG-TERM LIABILITIES
   Bank loan                                                                              90,000           18
   Restructuring accrual                                                                      --          963
   Deferred income                                                                         1,172           --
   Accrued severance pay, net                                                              1,169        1,162
   Convertible subordinated notes                                                         70,667       91,787
   Other long-term liabilities                                                             5,484           --
                                                                                       ---------    ---------
                                                                                         168,492       93,930
                                                                                       ---------    ---------
     Total liabilities                                                                   307,908      151,666
                                                                                       ---------    ---------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
   Ordinary shares of NIS 0.1 par value:
   Authorized - 100,000,000 shares and 50,000,000 shares, respectively;                      800          578
       Issued and outstanding -36,667,070 shares and 27,629,017 shares, respectively
   Additional paid-in capital                                                            321,230      137,033
   Unearned compensation                                                                      --         (120)
   Accumulated deficit                                                                  (242,561)     (96,693)
   Treasury stock, at cost 14,898 shares and 1,871,684 respectively                         (103)     (12,935)
                                                                                       ---------    ---------
     Total shareholders' equity                                                           79,366       27,863
                                                                                       ---------    ---------

     Total liabilities and shareholders' equity                                        $ 387,274    $ 179,529
                                                                                       =========    =========


The accompanying notes form an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                      (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (In thousands, except per share data)

                                                                        Year ended December 31
                                                                  -----------------------------------
                                                                   2 0 0 1      2 0 0 0      1 9 9 9
                                                                  ---------    ---------    ---------
NET REVENUES                                                      $ 315,201    $ 161,625    $ 142,151
COST OF REVENUES                                                    155,643       66,448       96,474
                                                                  ---------    ---------    ---------
      Gross profit                                                  159,558       95,177       45,677
                                                                  ---------    ---------    ---------
OPERATING EXPENSES
   Research and development, net                                     21,766       11,887       14,725
   In process research and development                               47,853           --           --
   Selling, marketing and administrative expenses                   180,157       62,479      104,231
   Restructuring costs                                                   --           --       20,530
   Litigation expenses                                               22,244           --       23,780
    Impairment and write-down of intangible and tangible assets       5,455           --       17,616
   Amortization of goodwill and other intangible assets              13,978           --           --
   Other                                                                 --           --        4,987
                                                                  ---------    ---------    ---------
      Total operating expenses                                      291,453       74,366      185,869
                                                                  ---------    ---------    ---------
OTHER OPERATING INCOME                                                   --        1,450           --
                                                                  ---------    ---------    ---------
      Operating income (loss)                                      (131,895)      22,261     (140,192)
                                                                  ---------    ---------    ---------

OTHER INCOME                                                             --          599           --
FINANCING EXPENSES, NET                                             (11,897)      (4,470)      (3,865)
                                                                  ---------    ---------    ---------
      Income (loss) before income taxes                            (143,792)      18,390     (144,057)

TAXES ON INCOME  (BENEFIT)                                             (520)         280        4,079
                                                                  ---------    ---------    ---------
      Income (loss) after income taxes                             (143,272)      18,110     (148,136)

COMPANY'S SHARE IN LOSSES OF AFFILIATES                               2,596        1,120          626
                                                                  ---------    ---------    ---------
      Net income (loss) before extraordinary item                  (145,868)      16,990     (148,762)

EXTRAORDINARY GAIN ON PURCHASE OF
   COMPANY'S CONVERTIBLE NOTES                                           --          292        7,974
                                                                  ---------    ---------    ---------
      Net income (loss) for the year                              $(145,868)   $  17,282    $(140,788)
                                                                  =========    =========    =========

EARNINGS (LOSS) PER SHARE
   Basic:
   Income (loss) before extraordinary item                        $   (4.52)   $    0.67    $   (5.79)
   Extraordinary gain                                                    --         0.01         0.31
                                                                  ---------    ---------    ---------
      Net earnings (loss) per share                               $   (4.52)   $    0.68    $   (5.48)
                                                                  =========    =========    =========
   Diluted:
   Income (loss) before extraordinary item                        $   (4.52)   $    0.60    $   (5.79)
   Extraordinary gain                                                    --         0.01         0.31
                                                                  ---------    ---------    ---------
      Net earnings (loss) per share                               $   (4.52)   $    0.61    $   (5.48)
                                                                  =========    =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES
   Basic                                                             32,302       25,354       25,674
                                                                  =========    =========    =========
   Diluted                                                           32,302       28,217       25,674
                                                                  =========    =========    =========

The accompanying notes form an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                  ---------------------------------------------
                                 (In thousands)

                                                                                       Retained
                                                      Additional                       earnings
                                        Share          paid in         Unearned      (accumulated     Treasury
                                       capital         capital       compensation      deficit)         stock           Total
                                      ---------       ---------      ------------    ------------     ----------      ---------
Balance as of January 1, 1999         $     553       $ 136,001       $    (245)      $  26,813       $  (7,614)      $ 155,508

Purchase of treasury stock                                                                              (10,660)        (10,660)

Exercise of options                          24             489                                                             513

Grant of options                                            217                                                             217

Amortization of unearned
  compensation                                                              128                                             128

Gain from decrease in holding in
  an affiliate                                            1,025                                                           1,025

Net loss for the year                                                                  (140,788)                       (140,788)
                                      ---------       ---------       ---------       ---------       ---------       ---------
Balance as of December 31, 1999             577         137,732            (117)       (113,975)        (18,274)          5,943

Exercise of options                           1          (1,200)                                          5,339           4,140

Unearned compensation                                       120            (120)                                             --

Grant of options                                            381                                                             381

Amortization of unearned
  compensation                                                              117                                             117

Net income for the year                                                                  17,282                          17,282
                                      ---------       ---------       ---------       ---------       ---------       ---------
Balance as of December 31, 2000             578         137,033            (120)        (96,693)        (12,935)         27,863

Share issuance for acquisition              132          89,498                                                          89,630

Options granted in connection
   with financing                                         9,704                                                           9,704

Grant of options                                          9,268                                                           9,268

Exercise of options                          71          37,219                                          12,832          50,122

Conversion of notes                          19          21,396                                                          21,415

Amortization of unearned
  compensation                                                              120                                             120

Acceleration of stock-options                            17,112                                                          17,112

Net loss for the year                                                                  (145,868)                       (145,868)
                                      ---------       ---------       ---------       ---------       ---------       ---------
Balance as of December 31, 2001       $     800       $ 321,230       $      --       $(242,561)      $    (103)      $  79,366
                                      =========       =========       =========       =========       =========       =========

The accompanying notes form an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                                                               Year ended December 31,
                                                                          -----------------------------------
                                                                           2 0 0 1      2 0 0 0      1 9 9 9
                                                                          -----------------------------------
CASH FLOWS - OPERATING ACTIVITIES
   Net income (loss)                                                      $(145,868)   $  17,282    $(140,788)
   Adjustments required to reconcile net income (loss) to net cash used in operating activities:
      Expenses (income) not affecting operating cash flows:
       Deferred income taxes                                                     --           --        4,093
       Amortization of unearned compensation                                    120          117          128
       Increase in deferred income                                            1,172           --           --
       Grant of options                                                       9,268           --           --
       Acceleration of stock-options                                         17,112           --           --
       Depreciation and amortization                                         17,630        4,153        8,457
       In process research and development                                   47,853           --           --
       Gain on purchase of Company's convertible notes                           --         (292)      (7,974)
       Other income                                                              --         (599)          --
       Other operating income                                                    --       (1,450)          --
       Restructuring costs                                                       --           --       45,068
       Impairment of intangible and tangible assets                           1,469           --       17,616
       Company's share in losses of affiliates                                1,007        1,120          626
       Write-down of investments                                              3,986           --           --
       Amortization of other long-term assets                                 2,816           --           --
       Other                                                                   (157)        (413)        (330)
      Changes in operating assets and liabilities:
       Decrease (increase) in trade receivables                             (13,220)     (10,137)      30,232
       Decrease (increase) in prepaid expenses and other receivables         (1,942)      (1,347)       2,879
       Decrease (increase) in inventories (1)                                 6,812      (15,708)       1,946
       Increase (decrease) in accounts payable, accrued expenses and
          other long-term liabilities                                        22,663      (20,064)       8,139
                                                                          ---------    ---------    ---------
         Net cash used in operating activities                              (29,279)     (27,338)     (29,908)
                                                                          ---------    ---------    ---------
CASH FLOWS - INVESTING ACTIVITIES
   Purchase of fixed assets, net                                             (6,264)      (3,952)      (4,015)

   Long term bank deposit and securities, net                                   (29)          --           --

   Short term investments, net                                                  123           --           --

   Proceeds from sale of subsidiary's operations                                288          814           --

   Proceeds from investments, net                                             1,100       41,706       43,439

   Payment for business acquired from Coherent, Inc. (Appendix A)          (110,216)          --           --

   Payment for HGM Medical Laser Systems Inc. acquisition (Appendix B)       (9,925)          --           --

   Investments in non-marketable equity securities                           (2,093)          --           --
   Purchase of distribution rights                                             (500)          --           --
                                                                          ---------    ---------    ---------
         Net cash provided by (used in) investing activities               (127,516)      38,568       39,424
                                                                          ---------    ---------    ---------
CASH FLOWS - FINANCING ACTIVITIES
   Purchase of convertible notes                                                 --         (873)     (14,264)
   Proceeds from exercise of options                                         50,122        4,140          513
   Increase (decrease) in long-term loans                                    99,982          (24)         (19)
   Increase (decrease) in short-term bank debt, net                          (4,431)       4,399       (3,512)
   Purchase of treasury stock                                                    --           --      (10,660)
   Other                                                                       (874)          --           --
                                                                          ---------    ---------    ---------
         Net cash provided by (used in) financing activities                144,799        7,642      (27,942)
                                                                          ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (11,996)      18,872      (18,426)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               43,396       24,524       42,950
                                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  31,400    $  43,396    $  24,524
                                                                          =========    =========    =========
CASH PAID DURING THE PERIOD IN RESPECT OF:
       Income taxes                                                       $   1,491    $   1,387    $     649
                                                                          ---------    ---------    ---------

       Interest                                                           $   8,218    $   5,920    $   6,654
                                                                          ---------    ---------    ---------

     (1) Including finished goods used in operations

The accompanying notes form an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

Appendix A - Payments for business acquired from Coherent Inc.

                                                   Year ended
                                                December 31, 2001
                                                -----------------

     Current assets                                $ (79,704)
     Fixed assets                                     (5,224)
     Current liabilities                              39,486
     In process research and development             (46,650)
     Goodwill and other intangibles                 (125,462)
     Liability with respect to the acquisition         4,804
                                                   ---------
                                                    (212,750)
                                                   ---------
     Less- amount acquired by issuance of shares      89,630
     Less- amount acquired by issuance of
           subordinated note                          12,904
                                                   ---------
                                                   $(110,216)
                                                   =========

Appendix B - Payments for acquisition of HGM Medical Laser Systems Inc.

                                                   Year ended
                                                December 31, 2001
                                                -----------------
     Current Assets                                $  (4,055)
     Fixed assets                                     (2,592)
     Current Liabilities                               1,070
     In process research and development              (1,203)
     Goodwill and other intangibles                   (3,145)
                                                   ---------
                                                   $  (9,925)
                                                   =========

Appendix C - Non-Cash Activities
                                                     Year ended
                                                 December 31, 2001
                                                 -----------------

     Conversion of notes including accrued interest   $21,415

     Options granted in connection with financing     $ 9,704


The accompanying notes form an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 1 - GENERAL

          Lumenis Ltd. (Formerly ESC Medical Systems Ltd.) (the "Company") is an Israeli company engaged, together with its subsidiaries (the "Group"), in research and development, manufacture, marketing and servicing of laser and light based systems for aesthetic ophthalmic, surgical and dental applications. The Group offers a broad range of laser and intense pulsed light ("IPL") systems which are used in a variety of aesthetic, surgical and ophthalmic applications, including photorejuvenation, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, ear, nose and throat ("ENT"), gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, secondary cataracts, age-related macular degeneration, refractive eye correction, dental, neurosurgery and veterinary. The Group's products use proprietary technology and accordingly the Group holds numerous patents and licenses.

Note 2 - MERGERS AND ACQUISITIONS

          A. On April 30, 2001 (the "Closing"), the Group acquired from Coherent Inc. ("Coherent") all of the assets and assumed certain liabilities of the Coherent Medical Group ("CMG"), Coherent's medical group division. The assets acquired included among other things, plant, equipment, certain technology, goodwill and other physical property. CMG focuses on solid-state lasers and diode lasers that are developed for aesthetic, surgical and ophthalmic applications. The core CMG technologies are in the area of lasers, optics, embedded software, electronic controllers, power supplies, and mechanical design.

               At the Closing, the Group paid Coherent $100,000 in cash financed through a new term loan (see also Note 12 for additional information on the related financing agreements), 5,432,099 ordinary shares of the Company, and an eighteen-month note bearing interest at the rate of 5% per annum and in the principal amount of $12,904. The cash portion of the purchase price is still subject to an as yet undetermined post-closing adjustment based on the net tangible value, at the Closing, of CMG's assets acquired, which will not exceed $6,000. The agreement also provides for a post-Closing earn-out payment to Coherent of up to $25,000, subject to certain financial conditions being met subsequent to the Closing date. If total ophthalmic revenues exceed $450,000 over a period starting January 1, 2001 and ending December 31, 2004 (the "Period"), the earn-out payment will be 21.5% of the excess. In addition, if the ophthalmic business is sold to a third party until the end of the Period for a price in excess of $110,000, Coherent will receive an earn-out payment equal to 50% of the excess. In no event, however, will the earn-out payment be more than $25,000. As of December 31, 2001 such stated conditions have not yet been met.

               The acquisition was accounted for as a purchase. The aggregate consideration including costs directly attributable to the completion of the acquisition (together, the "Purchase Price"), have been allocated to the assets acquired and liabilities assumed. The allocation of the Purchase Price among the identifiable intangible assets was based upon independent estimates of fair value of those assets and is subject to final adjustments. As a result, $46,650 was allocated to purchased in-process research and development, which has not yet reached technological feasibility and does not have alternative future uses. This amount has been charged to the Company's statement of operations in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 4. The fair value of the purchased in-process research and development was estimated by using the income approach which discounts expected future cash flows to present value. The discount rates takes into account the weighted-average of capital and debt adjusted upward to reflect additional risks inherent in the development life cycle.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 2 - MERGERS AND ACQUISITIONS (Cont.)

          A. (Cont.)

               The consolidated balance sheet as of December 31, 2001 and the consolidated statement of operations for the year then ended, include, on a consolidated basis, the financial data of CMG as of such date and for the period from the Closing to December 31, 2001, respectively.


               The following is a summary of intangible assets acquired:

               Coherent name                                 $  2,990
               Product trade names                              1,420
               Developed technology                            29,910
               Covenant not to compete                            878
               Goodwill                                        90,264
                                                             --------
                                                             $125,462
                                                             ========

               Purchased technology, other intangibles and goodwill are amortized over their estimated useful lives, generally two to fifteen years (goodwill-15 years, developed technology an average of 8 years), (see also note 3J and 3R).

               In accordance with Statement of Financial Accounting ("SFAS") No. 38, "Accounting for Pre-acquisition Contingencies", of the FASB the Group reduced by $8,007 the initial goodwill resulting from the CMG acquisition based on changes to pre-acquisition contingencies and assumed liabilities:

               Initial goodwill                            $ 98,271
               Inventory adjustments                         (8,993)
               Distributor termination fees adjustments      (1,229)
               Other                                          2,215
                                                           --------
                                                           $ 90,264
                                                           ========

               Pro Forma Financial Results:
               The following selected unaudited pro forma results of operations for the year ended December 31, 2001 and 2000 of the Group and CMG, have been prepared assuming the CMG acquisition occurred at the beginning of each of the periods presented.

                                                                       Year ended December 31
                                                                           2001          2000
                                                                       -------------------------
                                                                               (Unaudited)
               Net revenues                                             $ 376,144      $ 368,915
               Net Income (loss)                                        $(102,447)     $  15,529
               Basic net earnings (loss) per share                      $   (2.97)     $    0.51
               Diluted net earnings (loss) per share                    $   (2.97)     $    0.46

               Weighted average number of shares used in
                 calculation of basic net earnings (loss) per share        34,487         30,665

               Weighted average number of shares used in
                 calculation of basic net earnings (loss) per share        34,487         33,528

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 2 - MERGERS AND ACQUISITIONS (Cont.)

          The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and options granted in connection with financing and write down of inventories and receivables. Such unaudited information does not purport to be indicative of the combined results of operations of future periods or indicative of the results that actually would have been realized had the entities been a single entity during the present periods.

          The $46,650 charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

     B. On November 30, 2001 the Group acquired HGM Medical Laser Systems Inc. including its manufacturing facilities ("HGM") for a total purchase price of $9,925.

          HGM is the combination of three wholly-owned subchapter S-corporations which are engaged in developing, manufacturing and selling medical laser equipment primarily to the ophthalmology market as well as providing service support for these products world-wide.

          The acquisition was accounted for as a purchase, accordingly, the purchase price has been allocated to the assets acquired. The allocation of the purchase price among the identifiable intangible assets was based upon independent estimates of fair value of those assets and is still subject to final adjustments. As a result, $1,203 was allocated to purchased in-process research and development, which has not yet reached technological feasibility and does not have alternative future uses. This amount has been charged to the Group's statement of operations in accordance with FASB Interpretation No. 4 and was based on the same valuation methods as was used in the CMG acquisition (see Note 2A). In addition the Group has recorded $3,030 in respect of acquired technology which is being amortized on a straight-line basis over 6 years and $115 of goodwill (see also Note
          3R). The operations of HGM are included in the consolidated statements from the date of acquisition.

          Pro forma information has not been provided, since the revenues and net income (loss) of HGM for the year ended December 31, 2001 and 2000 were immaterial in relation to total consolidated revenues and net income (loss). HGM's revenues for the year ended December 31, 2001 and 2000 were approximately $8,000 (unaudited) and $8,000 respectively, and net income (loss) for the year ended December 31, 2001 and 2000 amounted to approximately $374 (unaudited) and $(607), respectively.

     C.   In June 2000, the Group sold the operations of one of its subsidiaries
          - Applied Optronics Corp. ("AOC"). The consideration for this transaction was as follows: $814 paid at the closing date, $750 to be paid quarterly, over a three-year period bearing interest at a fixed rate of 9% per annum and one of the following: $1,000 which will be paid in three years or 149,080 shares of the buyer. As of December 31, 2001 the total amount to be received by the Group amounted to approximately $920.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 3 - ACCOUNTING POLICIES

          The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are:

          A.   USE OF ESTIMATES

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

          B.   FINANCIAL STATEMENTS IN U.S. DOLLARS

               The accompanying financial statements have been prepared in U.S. dollars, as the currency of the primary economic environment in which the operations of the Group are conducted is the U.S. dollar. The majority of the Group's sales and expenses, including materials and components purchases, are denominated in U.S. dollars. Thus, the functional and reporting currency of the Group is the U.S. dollar.

               Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are re-measured into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Foreign currency translation adjustments are recorded in the statement of operations as incurred.

          C.   PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the Company and its subsidiaries. Material inter-company balances and transactions have been eliminated.

          D.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

               All highly liquid investments are considered as cash equivalents if the investments mature within three months from the date of investment. Investments in bank deposits and in commercial paper with original maturities longer than three months but less than a year are reflected as short-term investments.

          E.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

               The allowance for doubtful accounts is recorded, based on management's estimations, partially on the basis of specific accounts receivable whose collectibility is uncertain and partially as a percentage of accounts receivable. The allowance for doubtful accounts as of December 31, 2001 and 2000 amounted to $19,744 and $11,581, respectively.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 3 - ACCOUNTING POLICIES (Cont.)

          F.   INVENTORIES

               Inventories are presented at the lower of cost or market. Inventory reserves are provided to cover risks arising from slow-moving items or technological obsolescence. Cost is determined as follows:

               Raw materials                      - "First-in, first-out" method

               Finished products and work in      - Materials as above, labor
               process                              and overhead costs on an
                                                    average basis.

               Finished products located at customer sites in respect of support for warranty obligations or finished products used for promotional purposes are separately classified as finished goods used in operations and are depreciated over a period of three years.

          G.   LONG-TERM INVESTMENTS

               Investments in non-marketable equity securities are stated at cost, unless the Group has significant influence over the investee as defined in Accounting Principles Board Opinion ("APB") No. 18. The investments in companies over which the Group can exercise significant influence are presented using the equity method of accounting. The Group generally discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and it has not guaranteed obligations of the affiliate or otherwise committed to provide further financial support to the affiliate.

          H.   LONG-TERM TRADE RECEIVABLES

               Long-term trade receivables are recorded at estimated present values determined based on current rates of interest and reported at the net amounts in the accompanying financial statements. Imputed interest is recognized, using the effective interest method as a component of interest income.

          I.   FIXED ASSETS

               Fixed assets are presented at cost, net of accumulated depreciation. Annual depreciation is calculated based on the straight-line method over the shorter of the estimated useful lives of the related assets or terms of the related leases as follows:

                                                              Years
                                                              -----

               Computers and equipment                        3-10
               Office furniture and equipment                 5-15
               Buildings                                       40
               Leasehold improvements             Over the period of the lease
               Vehicles                                        7

               The Group elected to early adopt SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121. In accordance with SFAS No. 144, management reviews long-lived assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated discounted future cash flows. The adoption of such statement did not have a material impact on the Group's financial condition or results of operations.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 3 - ACCOUNTING POLICIES (Cont.)

          J.   OTHER ASSETS

               Intangible assets (patents, know-how, Coherent name, product trade names, developed technology, covenant not to compete and goodwill) are amortized by the straight-line method over periods of principally between two and fifteen years (see also R below).

               Goodwill and other intangible assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Group compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Group's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. Any impairment loss is recognized in the statement of operations.

               Debt issuance costs are amortized over the term of the related debt by the effective interest rate method.

          K.   RESEARCH AND DEVELOPMENT COSTS

               Research and development costs are charged to operations as incurred. Amounts received or receivable from the Government of Israel, through the Office of the Chief Scientist ("OCS") for participation in certain research and development are offset against the Group's research and development costs. Amounts recorded as an offset against research and development expenses amounted to $58, $60 and $275 for the years ended December 31, 2001, 2000 and 1999, respectively.

          L.   REVENUE RECOGNITION

               Revenues from product sales are recognized when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectibility is probable. The costs of insignificant related obligations (mainly installations and training which are not material to functionality) are accrued when the related revenue is recognized. The Group accrues estimated sales returns upon recognition of sales based on the Group's experience and management's estimates. The provision for returns as of December 31, 2001 and 2000 amounted to $2,849 and $2,574, respectively. Revenues from service contracts are recognized on a straight-line basis over the life of the related service contracts.

          M.   PRODUCT WARRANTIES

               Accrued warranty costs are recorded at the time of sale based on the Group's experience and management's estimates.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 3 - ACCOUNTING POLICIES (Cont.)

          N.   STOCK-BASED COMPENSATION

               The Group accounts for employee stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and the FASB interpretations thereon. Pursuant to those accounting pronouncements, the Group records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. See Note 14 for pro forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The Group accounts for stock-based compensation to consultants in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

          O.   DEFERRED TAXES

               The Group accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement prescribes the use of the liability method whereby account balances of deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Group provides a valuation allowance if necessary, to reduce deferred tax assets to their estimated realizable value.

          P.   EARNINGS (LOSS) PER SHARE

               Basic earnings (loss) per share are computed based on the weighted average number of ordinary shares outstanding. Diluted earnings (loss) per share reflect potential dilution from exercise of options or conversion of convertible securities into ordinary shares in accordance with SFAS No. 128, "Earnings Per Share".

          Q.   DERIVATIVE INSTRUMENTS

               On January 1, 2001, the Group has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires, principally, the presentation of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. Gains and losses resulting from changes in the fair values of derivative instruments would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of such statement did not have a material impact on the Group's financial condition or results of operations.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 3 - ACCOUNTING POLICIES (Cont.)

          R.   NEW ACCOUNTING PRONOUNCEMENT

               In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Group has adopted this statement for the acquisition of HGM made in November 2001.

               In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill and other intangibles acquired in a business combination and eliminates amortization of goodwill and intangible assets with indefinite lives and instead sets forth methods to periodically evaluate them for impairment. The Group applied SFAS No. 142 to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001 the Group will adopt the SFAS effective January 1, 2002. At such date, acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting, and will no longer be amortized but will be subject to periodic impairment assessment. The adoption of SFAS No. 142 is expected to result in an exclusion of amortization expenses in the amount of approximately $6,000 in the year 2002. Management does not expect the adoption of SFAS No. 142 to have an adverse effect on its financial position and results of operations except for the aforementioned impact.

               In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Group is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

          S.   RECLASSIFICATION

               Certain amounts from prior years have been reclassified to conform with current year presentation.


Note 4 - RESTRUCTURING COSTS AND OTHER CHARGES

          In 1999, the Group initiated a restructuring program of its business operations. In the framework of this program, the U.S.-based marketing activity was consolidated, the Israel-based manufacturing activity was consolidated, and certain products were eliminated.

          In 1999 the Group recorded a $45,068 charge for such restructuring plans. The plans included, among other things, closing locations and reducing staff. The charge included $9,797 for lease terminations and related fixed asset disposals, $19,738 for write-downs of inventories, $4,800 for write-downs of receivables, $8,758 for severance in respect of the termination of approximately 200 employees, and $1,975 for other costs.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 4 - RESTRUCTURING COSTS AND OTHER CHARGES (Cont.)

          The write-downs of inventories, pertaining to the Group's decision to eliminate the marketing of a number of products, amounting to $19,738, were included in cost of sales. The write-downs of receivables amounting to $4,800 related to termination of agreements with distributors were included in selling, marketing and administrative expenses. The majority of the restructuring charges relate to the Group's operations in the U.S. As of December 31, 2001, the unutilized accrual amounted to $1,041 relating to lease terminations.

Note 5 - PREPAID EXPENSES AND OTHER RECEIVABLES

                                                December 31
                                            --------------------
                                             2 0 0 1    2 0 0 0
                                            ---------  ---------

          Deferred income taxes             $    --    $   653
          Government agencies                 4,301      3,575
          Prepaid expenses                    2,918      2,241
          Other                               3,749        480
                                            -------    -------
                                            $10,968    $ 6,949
                                            =======    =======

Note 6 - INVENTORIES
                                                December 31
                                           --------------------
                                            2 0 0 1    2 0 0 0
                                           ---------  ---------

          Raw materials                     $35,362    $30,468
          Work in process                    15,536      8,354
          Finished products                  32,716     11,466
                                            -------    -------
                                            $83,614    $50,288
                                            =======    =======

          The cost of revenues for the years ended December 31, 2001 and 1999, include the write-down of inventories in the total amounts of approximately $19,172 and $19,738, respectively.

Note 7 - FIXED ASSETS
                                                December 31
                                            --------------------
                                             2 0 0 1    2 0 0 0

          Computers and equipment            $10,772    $11,877
          Office furniture and equipment       4,818      2,235
          Building                             1,950         --
          Land                                   550         --
          Leasehold improvements               4,192      2,952
          Vehicles                               960      1,545
                                             -------    -------
                                              23,242     18,609
          Less - accumulated depreciation      7,044      8,914
                                             -------    -------
                                             $16,198    $ 9,695
                                             =======    =======

          Depreciation expense amounted to $3,652, $2,934 and $ 4,044 for the years 2001, 2000 and 1999, respectively. In connection with the restructuring plans (see Note 4) and in connection with the periodic review of long-lived assets (see Note 3 I), fixed assets with a net book value of $5,733 and $1,567, respectively, were written off in 1999. During 2001 in connection with the integration following the CMG acquisition, fixed assets with a net book value of $1,469 that had no alternative future use were written-off.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 8 - OTHER ASSETS

                                                 December 31
                                            ----------------------
                                             2 0 0 1      2 0 0 0
                                            ---------    ---------

          Goodwill                           $ 90,379    $     --
          Trade names                           4,410          --
          Developed technology                 32,940          --
          Covenant not to compete                 878          --
          Debt issuance costs (1)               2,765       3,591
          Deferred cost                           874         468
          Options granted in connection
             with financing (2)                 9,704          --
          Other (3)                             4,063       3,514
                                             --------    --------
                                              146,013       7,573
          Less - accumulated amortization      18,363       2,684
                                             --------    --------
                                             $127,650    $  4,889
                                             ========    ========

          (1)  In respect of convertible subordinated notes - see Note 11.

          (2) In respect of options granted to bank in connection with financing - see Note 14 B.

          (3)  In connection with the periodic review of impairment (see Note
               3J), intangible assets with a net book value of $16,049 were written off in 1999.

Note 9 - OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                         December 31
                                                    --------------------
                                                     2 0 0 1    2 0 0 0
                                                    ---------  ---------
          Deferred revenues                          $ 8,893    $ 2,430
          Government agencies                             --        309
          Accruals:
            Payroll and related expenses              14,336      6,091
            Commissions                                2,906      2,679
            Income taxes                                  --      3,513
            Settlement of litigations (Note 13 C)     18,000      3,442
            Restructuring (Note 4)                     1,041        746
            Interest                                   2,208      1,845
            Warranty                                   9,891      4,127
            Termination of lease agreements            2,808         --
            Retention bonuses and severance pay        8,777         --
            Other expenses                            21,889     11,333
                                                     -------    -------
                                                     $90,749    $36,515
                                                     =======    =======

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 10 - ACCRUED SEVERANCE PAY

          The obligation of the Company and its Israeli subsidiaries to make severance payments to its employees pursuant to the Israeli severance pay law and labor agreements is based on the employee's most recent salary and the period of employment. This obligation is partially covered by deposits with severance pay funds, which are not under the management or control of the Company, and accordingly, neither those amounts nor the corresponding accrual for severance pay are reflected in the balance sheet. The Company's obligation in respect of severance pay for those employees not covered by severance pay funds policies is presented as a long-term accrued liability. The gross obligation of the Company and its Israeli subsidiaries with respect to severance pay, as of December 31, 2001 and December 31, 2000 amounted to $4,077 and $4,062, respectively.

          The subsidiaries in the United States ("U.S. subsidiaries") have 401(k) savings plans covering substantially all of the employees in the United States who have completed at least three months of service. Each employee may contribute up to 15% of his or her compensation per year, subject to maximum limits imposed by U.S. tax law. The U.S. subsidiaries may make discretionary matching contributions based on a formula as defined in the plans. The aforementioned subsidiaries contributed approximately $1,081, $276 and $196 to the 401(k) plans during the years ended December 31, 2001, 2000 and 1999, respectively.

          Severance pay expenses amounted to approximately $3,660, $329 and $734 for the years 2001, 2000 and 1999, respectively. The aforementioned expense in the year ended December 31, 2001 include severance pay expenses in the amount of approximately $3,600, which relates to terminations of employees made in conjunction with the integration process following the CMG acquisition.

Note 11 - CONVERTIBLE SUBORDINATED NOTES

          In September 1997, the Company issued $115,000 in principal amount of 6% convertible subordinated notes due September 1, 2002, with interest payable semiannually commencing March 1, 1998. The principal amount of notes of $70,667, as of December 31, 2001, are convertible into approximately 1,518,088 ordinary shares of the Company at a conversion price of $46.55 per share, subject to adjustments in certain events.

          The notes are redeemable at the option of the Company, in whole or in part. As of December 31, 2001, the redemption price approximated 101% plus accrued interest to the date of redemption, declining annually to 100% on September 1, 2002. In 2000 and 1999 the Company purchased $1,142, and $ 22,071, respectively, in principal amount, of the 6% convertible subordinated notes at a cost of $873 and $14,264 respectively. As a result of the purchase the Company recorded an extraordinary gain of $292 and $ 7,974 in the years ended December
          31, 2000 and 1999, respectively.

          In 2001, in response to an offer from one of the convertible subordinated note holders, notes in a principal amount of $21,120 and the related interest payable in the amount of $295 were converted into 754,797 ordinary shares, which represented the fair value of the notes at the conversion date.

          As it is the Company's intent and ability to refinance the convertible subordinated notes (see also Note 12) such notes were classified as a long-term liability.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 12 - BANK LOANS AND OTHER FINANCING AGREEMENTS

          To finance the CMG acquisition, ongoing working capital needs and, if needed, the refinancing of the Company's convertible subordinated notes (see Note 11) the Company and certain of its subsidiaries entered into various financing arrangements (the "Financing") with Bank Hapoalim B.M (the "Bank"). The financing arrangement consisted of: (a) a $100,000 six-year term loan bearing interest at LIBOR plus 1.75% per annum, (b) up to $50,000 revolving line of credit until April, 2002 and up to $20,000 revolving line of credit from April, 2002 to April, 2003 bearing interest at LIBOR plus 1% per annum and
          (c) a letter of undertaking pursuant to which the Bank agreed, subject to the terms and conditions set forth therein, to provide up to approximately $92,000 of a four-year loan convertible into the Company's shares at a price of $20.25 per share. Proceeds from the new convertible loan are to be used solely to refinance the Company's outstanding convertible subordinated notes, which will mature on September 1, 2002. The new loan would bear interest ranging between LIBOR plus 2.25% and LIBOR plus 3.5%. This amount of the commitment was adjusted to $71,000 following the conversion of $21,120 convertible subordinated notes into shares (see also Note 11). In connection with the $100,000 loan (the "Loan"), the Company granted the Bank 2,500,000 options to acquire 2,500,000 shares of the Company (see also Note 14 B).

          The loan's repayment schedule is as follows:

          2002 (current maturity)                    $ 10,000
          2003                                         20,000
          2004                                         20,000
          2005                                         20,000
          2006 and thereafter                          30,000
                                                     --------
                                                     $100,000
                                                     ========

          The terms of the financing restrict certain cash dividends and have limitations on asset dispositions or acquisitions without prior approval of the bank. In addition, in order to execute the letter of undertaking, the Company has to maintain a ratio of its debt, as defined, to EBITDA, as defined, to less than three times. As of December 31, 2001 the Company was in compliance with such terms and conditions.

          As of December 31, 2001 the total amount of unused credit line amounted to $50,000.

          On March 26, 2002, the Company entered into new agreements with the Bank for a new 4 year $70,667 loan, the proceeds of which will be used to repay its existing convertible subordinated notes due September 1, 2002. The $70,667 loan matures on September 1, 2006 and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan The Company also increased its revolving credit agreement to $35,000 from $20,000.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 13 - COMMITMENTS AND CONTINGENT LIABILITIES

          A.   LEASE COMMITMENTS

               The Group leases facilities worldwide under non-cancelable operating leases that expire from 2001 through 2006. Rental expense for the years 2001, 2000 and 1999, amounted to $9,307, $2,359 and $3,729, respectively. Future minimum annual lease payments under non-cancelable operating lease agreements are as follows:

               2002                              $2,642
               2003                               2,302
               2004                               2,586
               2005                                 880
               2006                                 654
                                                 ------
                                                 $9,064
                                                 ======

               In connection with the integration following the CMG acquisition, several facilities were abandoned. Such terminations resulted in a loss representing future lease payments amounting to approximately $3,953 which was included in the 2001 rental expenses. The related accruals (see Note 9) are not included in the aforementioned table.

          B.   ROYALTIES

               The Group is party to various licensing agreements, which require it to pay royalties on certain product sales at various rates of up to 7.5% of the net selling price of these products. For the years ended December 31, 2001, 2000 and 1999, the Group paid or accrued royalties in the amount of $3,388, $133 and $107 respectively.

               The Company and part of its Israeli subsidiaries are also obligated to pay to the OCS and the BIRD Foundation royalties of 3-5% on the sales of products for which participations were received up to 100% of the amount of the participations. The Group paid on accrued royalties of $292, $408 and $534 in 2001, 2000 and 1999, respectively. As of December 31, 2001, the balance of the royalty-bearing participations not yet paid or accrued amounted to approximately $5,594.

          C.   CONTINGENT LIABILITIES

               In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with its distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs. The Company intends to furnish all documents and information requested and cooperate with the SEC and is currently in the process of collecting and producing such documents and information. The Company is unable to predict the duration or outcome of this process.

               Following the Company's announcement of the information request from the SEC, several plaintiffs' law firms announced the filing of purported class action suits in the United States

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 13 - COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

          C. (Cont.)

               District Court for the Southern District of New York, on behalf of purchasers of securities of Lumenis Ltd. between January 7, 2002 and February 28, 2002, inclusive (the "Class Period"), against the Company and certain of its officers and directors. As of March 26, 2002, the Company had not been served with a summons in any of the announced lawsuits.

               According to the announcements, the complaints allege that the Company violated U.S. federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about its operations even as the Company knew it was being investigated by the SEC and that its distributors had been contacted by the SEC, and that even after announcing in a press release that it was subject to an SEC investigation, the Company continued to hide the fact that it had been aware of the SEC investigation and had been providing information to the SEC for several weeks. The Company believes the allegations and the claims are baseless, and if served with a summons in any of the announced lawsuits, the Company intends to vigorously defend against them.

               The Company has been named in a number of purported class action securities lawsuits filed in the fall of 1998 that have been consolidated in the United States District Court for the Southern District of New York. The consolidated action is known as In Re ESC Medical Systems Ltd. Securities Litigation, 98 Civ. 7530
               (NRB). The consolidated amended complaint seeks damages and attorneys fees under the United States securities laws for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998 and for alleged "tipping" of non-public information to Salomon Smith Barney Inc. in September 1998. The Company has entered into a settlement agreement with the plaintiffs, which requires the Company to pay $4,500 and to issue up to 500,000 Ordinary Shares. The cash portion of the settlement will be paid by one of the re-insurers of the Company's directors and officers liability insurance policy, and the Company intends to pursue reimbursement of another $5,000 of the settlement consideration from a second re-insurer that is in liquidation. An accrual of $13,000 for this matter has been recorded in the Company's 2001 Consolidated Financial Statements, which amount is based on the fair market value of the maximum number of Ordinary Shares payable by the Company at the time the settlement agreement was entered into. On March 26, 2002, the judge signed an Order and Final Judgment approving the settlement.

               On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel-Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. Light Age's principal allegations are that the Alexandrite laser is based on technology developed by Light Age and is competing with Light Age's Alexandrite laser, in breach of the Company's non-disclosure and non-compete undertakings in a supply agreement with Light Age. In addition, Light Age sought a permanent injunction against the Company from engaging in such activities. The Tel-Aviv Court denied Light Age's request for an ex-parte injunction and ordered that a hearing be held with both parties present. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The parties have since agreed to submit their dispute for arbitration. Accordingly, the parties filed a motion to stay the proceedings, which was granted by the Tel Aviv Court on October 14, 1999.

               On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 13 - COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

          C. (Cont.)

               Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against the plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortuous interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999, the Company and the three affiliated entities filed a response to Light Age's demand. Light Age claims that it incurred damages of up to $41,447. A hearing on the merits was held in December 2001. Closing arguments were held on January 30, 2002 and a decision is expected in early spring.

               On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to State Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act as well as lender liability and unconscionable conduct. The Company denies the allegations and will continue to defend this case vigorously. No assessment of likelihood of outcome or likely damages, if any, can be made at this time.

               On October 12, 2001, Lumenis Inc., a subsidiary of the Company, commenced an action for patent infringement in the United States District Court for the Southern District of New York against Altus Medical Inc. ("Altus") seeking, among other things, an injunction and damages. The complaint alleges that Altus infringed two U.S. patents owned by Lumenis Inc. Altus answered the complaint denying that it was infringing the asserted patents and filed counterclaims seeking a declaratory judgment that the asserted patents are invalid and were not infringed. Lumenis filed a reply denying the material allegations of the counterclaims. Altus filed a motion seeking to transfer the action to the United States District Court for the Northern District of California ("NDCA") for the convenience of the parties and witnesses. Lumenis Inc. consented to the motion to transfer. On December 12, 2001 the action was transferred to the NDCA.

               On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. ("Trimedyne") in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks (i) an injunction enjoining Trimedyne's infringement; (ii) an award of damages sustained by Lumenis as a result of such infringement; (iii) a trebling of such damage award; and (iii) an award of its costs and attorneys' fees incurred in the action. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis' material allegations of infringement and asserting counterclaims alleging that: (i) Trimedyne is entitled to a declaratory judgment that Trimedyne is not infringing the patents; (ii) Lumenis Inc. has violated certain U.S. and California antitrust and trade practices laws; (iii) Lumenis Inc. has disseminated false and misleading statements in violation of the California Business and Professions Code and/or California's trade libel laws; (iv) certain Lumenis Inc. products infringe Trimedyne's patents; (v) Lumenis has tortuously interfered with Trimedyne's prospective economic relationships; and (vi) Trimedyne is entitled to a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130 under a 1994 patent license. Trimedyne seeks: (i) an

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

               injunction enjoining Lumenis Inc. from the allegedly wrongful acts; (ii) unspecified damages arising from Lumenis Inc.'s allegedly wrongful acts and a trebling of such damages; (iii) Lumenis Inc.'s profits derived from Lumenis Inc.'s allegedly wrongful acts; (iv) unspecified punitive damages for Lumenis' allegedly wrongful acts; (v) a refund of the alleged royalty overpayment, plus interest thereon; and (vi) Trimedyne's costs and attorneys fees incurred in connection with this action. The Company believes the counterclaims are baseless, will vigorously defend against them and will continue to vigorously prosecute its claims against Trimedyne.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

               In 2001, the Company entered into settlement agreements with respect to litigation with H.K. Hashalom, for aggregate payments by the Company of $447.

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

               The Company incurred litigation settlements and related expenses of $22,244. The balance sheet as of December 31, 2001 includes an accrual of $18,000 (including the provision of $13,000 noted above) reflecting managements estimate of the Company's potential exposure with respect to certain, not all, legal proceedings, claims and litigation. With respect to the legal proceedings, claims and litigation for which no accrual has been recorded in the financial statements, management of the Company is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

          D.   COLLATERAL, LIENS AND GUARANTEES

               As part of the Financing (see Note 12) the Group has collateralized substantially all of the assets of the Company, Lumenis Holdings Inc. and certain of their material subsidiaries.

               During 2001, the Board of Directors and the Audit Committee approved the grant to Mr. Sagi Genger, the Companys' Chief Operating Officer, of a company guarantee in the amount of $2,000 in connection with his relocation. The guarantee is to be secured by the Company's shares held by the officer. The guarantee shall terminate on the earlier to occur of (i) two years from issuance or (ii) the termination of the officers' employment with the Company.

Note 14- SHARE CAPITAL

          A.   SHARES SUBJECT TO OPTIONS

               Until 1997, the Company issued ordinary shares to an independent trustee which restricted the use of these shares to the granting of options to founding shareholders, employees and consultants to acquire such shares. No shares can be returned to the Company and such shares have voting and dividend rights. Shares issued to the trustee are deemed outstanding, using the treasury stock method, for purposes of earnings per share computations. As of December 31, 2001, the trustee held 293,610 shares.

               In the year ended December 31, 2001, the Board of Directors approved the acceleration of vesting of stock options granted to certain employees and members of the Board of Directors. As a result, and in accordance with FASB Interpretation No.44, compensation expense with regard to such acceleration, in the total amount of $17,112, is included in the statement of operations.

               In May 2001, the Board of Directors approved the grant of fully vested stock options, to purchase 1,200,000 shares, to several of the Company's senior employees, members of the Board and a related party, at an exercise price of $10.90 per share (equal to the exercise price of options granted to many of the Company's other employees prior to the acquisition of CMG). As a result, and in accordance with APB 25, compensation expense in the total amount of $8,963 is included in the statement of operations.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

               In May, 2001 the Company granted 968,000 Time Accelerated Restricted Stock Award options ("TARSAP's") to employees and a related party with an exercise price of $24.90. The TARSAP's include an acceleration feature, based on the Company's performance in the years 2003 and 2004. No compensation expense was recorded, since the market price was equal to the exercise price at the date of grant.

               Transactions during the three year period ended December 31, 2001, are summarized as follows:

                                                                Weighted Average
                                                                 exercise price
                                             No. of shares            U.S.$
                                            ----------------    ----------------
               Outstanding January 1, 1999     1,908,842
                 Granted                       4,639,000               5.25
                 Exercised                      (364,522)              1.41
                 Forfeitures                  (1,084,176)              7.48
                                              ----------
               Outstanding December 31, 1999   5,099,144
                 Granted                       2,468,500               9.10
                 Exercised                      (813,346)              5.09
                 Forfeitures                    (219,848)             12.95
               Outstanding December 31, 2000   6,534,450
                 Granted                       8,171,232              17.10
                 Exercised                    (3,268,645)              7.34
                 Forfeitures                    (842,956)             11.16
                                              ----------
               Outstanding December 31, 2001  10,594,081
                                              ==========

               The weighted average fair value of options granted in 2001, 2000 and 1999 were $7.45, $4.76 and $3.11 respectively.

               The weighted average exercise price of options outstanding as of December 31, 2001, 2000 and 1999 were $14.45, $6.37 and $6.23 respectively.

               The number of options exercisable as of December 31, 2001, 2000 and 1999 was 3,404,184, 3,306,280 and 495,227, with a weighted average exercise price of $8.71, $6.66 and $10.35, respectively.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 14- SHARE CAPITAL (cont)

               The following table summarizes information about options outstanding at December 31, 2001:

                                                     Options Outstanding                            Options Exercisable
                               ---------------------------------------------------------   ----------------------------------
                                                           Weighted                                            Weighted
                                                           average           Weighted            Number          average
                                                          remaining          average         Exercisable at      exercise
            Range of Exercise   Number Outstanding        contractual     exercise price      December 31,         price
             Prices (Dollars)  at December 31, 2001      life (Years)       (Dollars)            2001            (Dollars)
             ----------------  --------------------      ------------     --------------     --------------      ---------
                 0.02-2.90             7,938                 1.29               2.35               7,800            2.37
                 5.00-5.94         1,428,507                 7.17               5.08           1,029,041            5.08
                 7.94-9.00         1,303,978                 7.85               8.47           1,168,396            8.52
                9.50-10.93         3,368,119                 8.86              10.85             917,784           10.86
               12.00-14.81           374,192                 7.58              12.24             147,316           12.49
               15.00-17.00           722,980                 9.13              16.09              99,830           16.73
               17.15-18.22            25,100                 9.82              17.53                  --              --
               18.44-27.80         3,340,750                 9.35              24.20              11,500           24.47
                     30.50            22,517                 9.69              30.50              22,517           30.50
                                 -----------                                                  ----------
                                  10,594,081                                                   3,404,184
                                 ===========                                                  ==========

               The Board of Directors determines the option's exercise price and, if granted below fair market value, compensation expense is recorded over the vesting period of the option in accordance with APB 25. Under APB 25, the compensation cost charged to operations for the years ended December 31, 2001, 2000 and 1999 amounted to $120, $117 and $128, respectively excluding above-mentioned expenses.

               Had compensation cost been determined under the alternative fair value accounting method provided for under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years 2001, 2000 and 1999 would have been reduced to the following pro forma amounts:

                                                               2001           2000           1999
                                                           -----------    -----------    -----------
               Net income (loss)             As reported    $(145,868)      $17,282       $(140,788)
                                             Pro forma      $(171,920)      $ 8,500       $(147,250)

               Basic earnings (loss)
                 per share                   As reported    $   (4.52)      $  0.68       $   (5.48)
                                             Pro forma      $   (5.32)      $  0.34       $   (5.74)
               Diluted earnings (loss)
                 per share                   As reported    $   (4.52)      $  0.61       $   (5.48)
                                             Pro forma      $   (5.32)      $  0.30       $   (5.74)


               Under Statement SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: (1) expected life of 3 years; (2) dividend yield of 0%; (3) expected volatility of 66% in 2001, 71% in 2000 and 87% in 1999; and (4)
               risk-free interest rate of 3.9% in 2001, 6.5% in 2000 and 6% in 1999.

               During the year ended December 31, 2001 the Company recorded compensation expenses in the amount of $305 due to options granted to consultants, such expenses were measured in accordance with SFAS No. 123 and are included in the selling, marketing and administrative expenses.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 14- SHARE CAPITAL (Cont.)

          B. OPTIONS TO BANK AND IN CONNECTION WITH MERGERS AND ACQUISITIONS (Cont.)

               Pursuant to the agreement for the acquisition of AOC entered into in December 1997, options to purchase 84,435 ordinary shares at a price of $47.25 per share were issued. These options are exercisable until December 2002.

               In connection with the Loan, on April 30, 2001 (See Note 12), the Company and the Bank also entered into a five-year option agreement granting the Bank or any of its subsidiaries the right to purchase from the Company up to 2,500,000 ordinary shares of the Company at a purchase price of $20.25 per share, subject to certain adjustments, of which 1,363,700 options have been exercised at December 31, 2001. The fair value of the options granted was $9,704, which is amortized ratably over the term of the Loan. Amortization expense amounted to $1,500 during the year ended December 31, 2001 and is included in financial expenses.

          C.   TREASURY STOCK

               During 1998 and 1999, the Company's Board of Directors authorized the purchase of up to 3,000,000 ordinary shares, to facilitate the exercise of employee stock options under the various plans. Accordingly, during 1999 the Company repurchased 1,590,000 shares at an average purchase price of $6.70 per share, for an aggregate consideration of approximately $10,660. During 2001 and 2000, the Company issued 1,856,786 and 772,759 shares, respectively, to employees who have exercised their options. Purchases of ordinary shares are accounted for as treasury stock, and result in a reduction of shareholders' equity. When treasury shares are reissued, the Company charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. If the repurchase cost is lower than the issuance price, the Company charges the difference to additional paid in capital. As of December 31, 2001, 14,898 shares were held as treasury shares in trust.

          D.   OPTIONS TO RELATED PARTY

               In April 2000, the audit committee of the Board of Directors approved the employment with the Company of a related party, Mr. Arie Genger. Consideration for his services includes an annual salary of $10 and options to purchase 1,000,000 ordinary shares of the Company at a price of $8.50, which was the market value of the shares at that date, vesting in four equal annual installments. The first installment vested upon approval of the grant. The vesting of such options was accelerated in 2001 (see
               Note 14A)

          E.   DIVIDENDS

               In the event that cash dividends are declared in the future, such dividends will be paid in NIS. The Company does not intend to pay cash dividends in the foreseeable future (see Notes 12 and 19).

Note 15 - RELATED PARTY TRANSACTIONS

          1. During the eight month period ended December 31, 2001, the Company was involved in the following transactions with Coherent
               Inc.: Purchases of raw material in the amount of $10,807

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 15 - RELATED PARTY TRANSACTIONS (Cont.)

               (included in cost of revenues), purchases of fixed assets in the amount of $102, rent expenses at one of the Company's facilities in the amount of $2,145 and other operating expenses in the amount of $3,656.

          2. The Group has retained the services of one of the Company's directors as an outside consultant. The service agreement started on October 1, 2000 and will terminate on September 30, 2002 or on 30 days advance notice by either of the parties. The Group has recorded $283 and $320 for the year ended December 31, 2001 and 2000, respectively in respect of those services.

          3. Beginning in 2001, the U.S. subsidiary sub-leases one of its offices and receives related office services from a company controlled by one of the Company's directors. For the year ended December 31, 2001 the Group recorded rent expenses of approximately $320 in that respect.

          4. During 2001 the Group signed an investment agreement with Aculight (UK) Ltd. ("Aculight"). The Group has significant influence over the operations of Aculight and, accordingly, such investment is accounted for under the equity method. Following the investment agreement, Aculight acquired from the Group products, formerly leased by it, in the amount of $4,764, to be paid over a three-year period. The Group's unrealized gain with respect to such sale, in the amount of $1,589 was recorded as deferred income.

          5. During 2001 the Company entered into several consulting agreements with an IT consulting company owned by one of the Company's directors. As a result the Company recorded during 2001 expenses in the amount of approximately $150.

          6.   See note 14 A and D for options granted to related parties and
               Note 17 for reimbursement of expenses incurred by a related party.

          7. See Note 13D as for certain guarantees that have been provided to a related party.

Note 16 - SEGMENT INFORMATION

          A. COMPOSITION OF REVENUES BY GEOGRAPHIC AREAS BASED ON THE LOCATION OF THE END CUSTOMERS

                                           Year ended December 31,
                                       ------------------------------
                                        2 0 0 1    2 0 0 0    1 9 9 9
                                       --------   --------   --------
               Net revenues:
               North America           $143,659   $ 64,254   $ 51,223
               Europe                    67,397     39,910     40,774
               Asia                      87,422     37,430     33,662
               Israel                     3,683      2,088      2,054
               Other                     13,040     17,943     14,438
                                       --------   --------   --------
                                       $315,201   $161,625   $142,151
                                       ========   ========   ========

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 16 - SEGMENT INFORMATION (Cont.)

          B.   REPORTABLE SEGMENTS

               Starting in 2000, the Group changed its internal organization structure in a manner that caused the composition of its reportable segments to change. Data for 1999, except for revenues, has not been restated due to impracticability. The following table sets forth segment information for each of the two years in the period ended December 31, 2001:

                                                          For the year ended December 31,
                                                        ----------------------------------
                                                           2001         2000         1999
                                                        ---------    ---------    ---------
               Net revenues
                  Surgical, aesthetics and opthalmic    $ 294,099    $ 139,305    $ 123,505
                  Dental                                    9,708        8,490        6,381
                  Industrial                               11,394       13,830       12,265
                                                        ---------    ---------    ---------
                    Consolidated                        $ 315,201    $ 161,625    $ 142,151
                                                        =========    =========    =========

               Operating income (loss)
                  Surgical, aesthetics and opthalmic    $(126,891)   $  25,071
                  Dental                                   (5,711)      (2,553)
                  Industrial                                  707         (257)
                                                        ---------    ---------
                    Consolidated                         (131,895)      22,261

               Other income                                    --          599
               Financing expenses, net                    (11,897)      (4,470)
                                                        ---------    ---------
                    Income (loss) before income taxes   $(143,792)   $  18,390
                                                        =========    =========


          B.   REPORTABLE SEGMENTS (Cont)

                                                               December 31        December 31
                                                                   2001               2000
                                                               -----------        -----------
                    Assets
                       Surgical, aesthetics and ophthalmic       $367,651           $164,501
                       Dental                                       8,777              6,721
                       Industrial                                  10,846              8,307
                                                                 --------           --------
                         Consolidated                            $387,274           $179,529
                                                                 ========           ========

Note 17 - OTHER EXPENSES

               Other expenses were as follows:

                                                                 Year ended
                                                                December 31,
                                                                ------------
                                                                    1999
                                                                    ----

                    Proxy expenses                                 $3,575
                    Other                                           1,412
                                                                   ------
                    Total                                          $4,987
                                                                   ======


               In connection with a director election contest in 1999, the Group incurred expenses of $2,065. In addition, in accordance with the resolution of the Board of Directors of the Company, all costs and expenses of two major shareholders and their affiliates in connection with the director election contest were reimbursed by the Company.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 18 - FINANCING INCOME (EXPENSES), NET

                                                                      Year ended December 31,
                                                                  --------------------------------
                                                                  2 0 0 1     2 0 0 0      1 9 9 9
                                                                  -------     -------      -------
                    Interest income                               $  1,040    $  4,013    $  5,483
                                                                  --------    --------    --------
                    Less - Financing expenses
                      Interest and amortization in
                        respect of convertible notes                 6,036       6,261       7,626
                        Other interest                               4,769         520         136
                      Amortization of  options
                         granted in connection with
                         financing                                   1,500          --          --
                      Foreign currency translation adjustments,
                         net                                           632       1,702       1,586
                                                                  --------    --------    --------
                    Interest expenses and other                     12,937       8,483       9,348
                                                                  --------    --------    --------
                    Total                                         $(11,897)   $ (4,470)   $ (3,865)
                                                                  ========    ========    ========

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 19 - INCOME TAXES

          Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

          The Company and its Israeli subsidiaries are assessed under the provisions of the Income Tax Law (Inflationary Adjustments), 1985, pursuant to which the results for tax purposes are measured in Israeli currency in real terms in accordance with changes in the Israeli Consumer Price Index ("CPI"). As explained in Note 3, the financial statements are measured in U.S. dollars. The differences between the annual change in the CPI and in the NIS/US dollar exchange rate causes further differences between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided income taxes on the differences between results using the functional currency and the tax basis of assets and liabilities. In accordance with a recent amendment to the Inflationary Adjustments Law, the Minister of Finance may, with the approval of the Knesset Finance Committee, determine by order, during a certain fiscal year (or until February 28 th of the following year) in which the rate of increase of the price index would not exceed or shall not have exceeded, as applicable, 3%, that all or some of the provisions of this Law shall not apply to such fiscal year, or, that the rate of increase of the price index relating to such fiscal year shall be deemed to be 0%, and to make the adjustments required to be made as a result of such determination.

          "Approved enterprise"

          The Company and one of its Israeli subsidiaries have received approval for their investment programs in accordance with the Israeli Law for the Encouragement of Capital Investments, 1959 (the "Law"). The Company and its subsidiary, have chosen to receive their benefits through the alternative benefits program, and, as such, they are entitled to receive certain tax benefits including accelerated depreciation of fixed assets used in the investment programs, as well as a full tax exemption on undistributed income that is derived from the portion of the Company and its subsidiary's facilities granted approved enterprise status, for a period of ten years or a full tax exemption for a period of six years and reduced tax rates of 10%-25% (according to the portion of non-Israeli investors in the Company's equity, as defined by the Law, measured on an annual basis) for an additional period of up to four years or a full exemption for a period of 10 years. The benefits commence with the date on which taxable income is first earned. The benefit period for each program, is limited to the earlier to occur of 12 years from commencement of production and 14 years from date of approval. The Company's entitlement to the above benefits is subject to fulfillment of certain conditions, according to the Law and related Regulations. The tax exemption period for the Company and its subsidiaries commenced in 1995.

          Dividends paid out of income derived from the portion of the Company's facilities granted approved enterprise status is subject to 15% withholding tax. Should dividends be paid out of income earned during the period of the tax holiday, such income will be subject to tax at the rate of up to 25%. The Company does not anticipate paying dividends from income derived from the portion of the Company's facilities granted approved enterprise status and any such earnings distributed upon dissolution are not expected to subject the Company to income taxes. Therefore, no deferred income taxes have been provided on such exempted income derived from the portion of the Company's facilities granted approved enterprise status.

          As of December 31, 2001, the aggregate amount of undistributed tax-exempt earnings for which deferred taxes had not been provided was $220,000. Distributing such tax-exempt earnings will subject the Company to tax rates ranging between 10% and 25% (according to the portion of non-Israeli investors in the Company's equity, as defined by the Law, measured on an annual basis).

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

          Income derived by the Company or its Israeli subsidiaries from sources other than the "approved enterprises" is taxable at a regular Israeli corporate tax rate of 36%. Income earned by non-Israeli subsidiaries, is subject to different corporate tax rates of up to 45%.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 19 - INCOME TAXES (Cont)

          Composition of income tax expenses (benefit):

                                                          Year ended December 31
                                                    ------------------------------------
                                                      2 0 0 1     2 0 0 0      1 9 9 9
                                                    ----------   ---------    ----------
               Income (loss) before income taxes:
               Israel                               $  (9,887)   $  42,021    $ (20,540)
               Non-Israeli                           (133,905)     (23,631)    (123,517)
                                                    ----------   ----------   ----------
                                                    $(143,792)   $  18,390    $(144,057)
                                                    ==========   ==========   ==========

                                                            Year ended December 31
                                                       -------------------------------
                                                       2 0 0 1      2 0 0 0    1 9 9 9
                                                       --------     -------    -------
               Taxes on income (benefit):
               Current:
                 Israel                                $ (499)      $   --      $   --
                 Non-Israeli                              (21)         280          --
                                                       -------      ------      ------
                                                       $ (520)      $  280      $   --
                                                       =======      ======      ======
               Deferred:
                 Israel                                $   --       $   --      $1,133
                 Non-Israeli                               --           --       2,946
                                                       -------      ------      ------
                                                       $   --       $   --      $4,079
                                                       =======      ======      ======

               Total                                   $ (520)      $  280      $4,079
                                                       =======      ======      ======

          As most of the income in Israel is exempt from income taxes, the Israeli statutory tax rate for the purposes of the reconciliation of the reported tax expense is approximately zero.

          Net operating loss carryforward

          The current tax provisions are recorded net of the benefit of utilizing net operating loss carryforwards and tax credit carryforwards of subsidiaries. As of December 31, 2001 the net operating loss carryforward balance is over $140,000. For tax purposes, the goodwill and other intangibles of approximately $118,000 allocated to the CMG acquisition in the U.S. will be amortized over periods of up to 15 years.

          Tax loss carryforwards in Israel have no expiration date while the subsidiaries' portion of the tax loss carryforward, expires in periods between five years and indefinite periods.

          Deferred taxes

          Under Statement No. 109 of the FASB, deferred tax assets are to be recognized for the anticipated tax benefits associated with net operating loss carryforwards and deductible temporary differences, unless it is more likely than not that some or the entire deferred tax asset will not be realized. The adjustment is made by a valuation allowance.

          Since management currently believes the realization of the net operating loss carryforwards and deductible temporary differences is less likely than not, a valuation allowance has been established for the amounts of the related tax benefits.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 19 - INCOME TAXES (Cont)

          Tax assessments

          In April 2001, the Company reached a final agreement with the Israeli income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded, in the year ended December 31, 2001 a gain from the reversal of the accrual recorded in previous years in a total amount of $ 1,600.

Note 20 - EARNINGS PER SHARE

                                                Year ended                               Year ended
                                           December 31, 2 0 0 1                     December 31, 2 0 0 0
                                  --------------------------------------       --------------------------------
                                                                   Per                                    Per
                                                                  Share                                  Share
                                   Income         Shares          Amount       Income       Shares       Amount
                                  ---------       ------          ------       ------       ------       ------
Net income (loss)                 (145,868)           --              --       17,282           --           --
                                  ========        ======         =======       ======       ======        =====
Basic earnings per share
------------------------
Income (loss) before
 extraordinary items              (145,868)       32,302          (4.52)       16,990       25,354        0.67
Extraordinary gain                      --        32,302             --           292       25,354        0.01
                                  --------                       ------        ------                     ----
Income available to
 ordinary shareholders            (145,868)       32,302          (4.52)       17,282       25,354        0.68
                                  ========                       ======        ======                     ====
Effect of diluting securities
-----------------------------
   Options                                            --                                     2,863
   Warrants                                           --                                        --
                                                 -------                                    ------

Diluted earnings per share
--------------------------
Income (loss) before
 extraordinary items              (145,868)       32,302          (4.52)       16,990       28,217        0.60
                                  --------                       ------        ------                     ----
Extraordinary gain                      --        32,302             --           292       28,217        0.01
Income (loss) available
 to ordinary shareholders         (145,868)       32,302          (4.52)       17,282       28,217        0.61
                                  ========                       ======        ======                     ====

                                              Year ended
                                         December 31, 1 9 9 9
                                  ------------------------------------
                                                                  Per
                                                                 Share
                                  Income         Shares         Amount
                                  ------         ------         ------
Net income (loss)                (140,788)           --             --
                                 ========        ======         ======
Basic earnings per share
------------------------
Income (loss) before
 extraordinary items             (148,762)       25,674          (5.79)
Extraordinary gain                  7,974        25,674           0.31
                                 --------                       ------
Income available to
 ordinary shareholders           (140,788)       25,674          (5.48)
                                 ========                       ======
Effect of diluting securities
-----------------------------
   Options                                           --
   Warrants                                          --
                                                -------

Diluted earnings per share
--------------------------
Income (loss) before
 extraordinary items             (148,762)       25,674          (5.79)
Extraordinary gain                  7,974        25,674           0.31
                                 --------                       ------
Income (loss) available
 to ordinary shareholders        (140,788)       25,674          (5.48)
                                 ========                       ======

          The diluted EPS calculation does not take into account subordinated notes convertible into weighted average of, 1,744,941, 1,971,794, and 2,289,590 ordinary shares, in 2001, 2000 and 1999 respectively, because their effect is anti-dilutive. The weighted average number of shares related to options excluded from the calculation of diluted net earnings per share, since they would have an anti-dilutive effect was 4,227,626 and 602,699 for the year ended December 31, 2001 and 1999, respectively.

Note 21 - FINANCIAL INSTRUMENTS

     A.   CONCENTRATIONS OF CREDIT RISK

          Financial instruments, which potentially subject the Group to a concentration of credit risk, consist principally of cash and cash equivalents, short-term and long-term investments, trade receivables and long-term trade receivables. Short-term cash investments are placed with high credit-quality financial institutions. Other investments are in securities of various banks, in U.S. Government securities and in commercial paper of industrial companies with high credit ratings. The Group performs ongoing credit evaluations of its customers and generally does not require collateral. The Group maintains allowances for estimated credit losses.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

     B.   CURRENCY RATE HEDGING

          The Company is exposed to market risks that the main of which is currency exchange rates. To manage the volatility relating to this exposure, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into various derivative transactions pursuant to the Company's policy such as hedging practices. Designation is preformed on a specific exposure basis to support hedge accounting. The changes in the fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

          The Company manufactures and sells its products in a number of countries throughout the world and as a result is exposed to movements in foreign currency exchange rates.

          The Company's major foreign currency exposures involve the markets in Europe and Asia. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. The Company primarily utilizes forward exchange contracts and purchased options with maturities of less than 18 months. The derivatives hedging these exposures are also designated as cash flow hedging instruments for anticipated cash flows not to exceed 12 months. In addition, the Company utilizes purchased foreign currency options and forward exchange contracts. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and receivables. The fair value of the outstanding instruments at December 31, 2001 of $874, was recorded as current liabilities. This amount will be recognized as earnings as the underlying transactions are recognized.

     C.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash and cash equivalents, investments, trade receivables, subordinated notes, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The market value of the convertible notes as of December 31, 2001 is approximately 101% of the book value. The book value of the Bank loan approximates its fair value, as it bears interest, which doesn't differ significantly from interest rates for similar loans.

     D.   NON- DERIVATIVE AND OFF-BALANCE SHEET INSTRUMENTS

          Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company's reserve for possible credit and guarantee losses.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                 (In thousands, except share and per share data)

Note 22 - UNAUDITED QUARTERLY FINANCIAL DATA

                                                               Quarter ended
                                            -----------------------------------------------------
                                            March 31        June 30     September 30  December 31
                                            ---------     ----------     ---------     ----------
                                                                   2 0 0 0
                                            -----------------------------------------------------
Net revenues                                $  36,028     $   42,515     $  37,058     $   46,024
Gross profit                                   19,546         24,842        22,738          2,805
Income before  extradordinary
 items                                      $     954     $    6,352     $   3,980     $    5,704
Net income (loss)                           $   1,246     $    6,352     $   3,980     $    5,704
                                            =========     ==========     =========     ==========
Basic earnings per shore
before extraordinary items                  $    0.04     $     0.25     $    0.16     $     0.22
                                            =========     ==========     =========     ==========

Basic net earnings per share                $    0.05     $     0.25     $    0.16     $     0.22
                                            =========     ==========     =========     ==========
Diluted earnings per share
 before extraordinary items                 $    0.04     $     0.23     $    0.14     $     0.20
                                            =========     ==========     =========     ==========
Diluted net earnings per share              $    0.05     $     0.23     $    0.14     $     0.20
                                            =========     ==========     =========     ==========

                                            -----------------------------------------------------
                                                              Quarter ended
                                            -----------------------------------------------------
                                            March 31       June 30     September 30   December 31
                                            -----------------------------------------------------
                                                                 2 0 0 1
                                            -----------------------------------------------------
Net Revenues                                $  43,868     $  80,372      $  90,173     $  100,788
Gross profit                                   28,306        26,263         50,366         54,623
Net income (loss)                           $   4,228     $(146,377)     $     133     $   (3,852)
                                            =========     =========      =========     ==========
Basic net earning (loss) per share          $    0.16     $   (4.70)     $      --     $    (0.11)
                                            =========     =========      =========     ==========
Diluted net earning (loss) per share        $    0.14     $   (4.70)     $      --     $    (0.11)
                                            =========     =========      =========     ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LUMENIS LTD.

                                        By: /s/    Yacha Sutton
                                            -----------------------------------
                                                   Yacha Sutton
                                                   Chief Executive Officer

Dated: March 31, 2002

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yacha Sutton, Sagi Genger and Kevin R. Morano, and each of them, his true and lawful attorneys- in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                      Date
---------                                   -----                      ----

/s/ Jacob A. Frenkel                   Chairman of the            March 31, 2002
--------------------------            Board of Directors
Prof. Jacob A. Frenkel

/s/ Arie Genger                      Vice Chairman of the         March 31, 2002
--------------------------            Board of Directors
Arie Genger

/s/ Bernard Couillaud                      Director               March 31, 2002
--------------------------
Dr. Bernard Couillaud

/s/ Aharon Dovrat                          Director               March 31, 2002
--------------------------
Aharon Dovrat

/s/ Philip Friedman                        Director               March 31, 2002
--------------------------
Philip Friedman

/s/ Thomas G. Hardy                        Director               March 31, 2002
--------------------------
Mr. Thomas G. Hardy

/s/ Darrell S. Rigel                       Director               March 31, 2002
--------------------------
Dr. Darrell S. Rigel

/s/ S.A. Spencer                           Director               March 31, 2002
--------------------------
Mr. S.A. Spencer

/s/ Mark H. Tabak                          Director               March 31, 2002
--------------------------
Mr. Mark H. Tabak

/s/ Zehev Tadmor                           Director               March 31, 2002
--------------------------
Prof. Zehev Tadmor

/s/ Yacha Sutton                   Chief Executive Officer        March 31, 2002
--------------------------      (Principal Executive Officer)
Mr. Yacha Sutton

/s/ Kevin R. Morano                Chief Financial Officer        March 31, 2002
--------------------------   (Principal Financial and Accounting
Mr. Kevin R. Morano                        Officer)

                                INDEX TO EXHIBITS

Exhibit                                  Description
Number

2.1 Asset Purchase Agreement, dated as of February 25, 2001, by and among Lumenis Ltd. ("Lumenis"), Lumenis Holdings Inc. ("LHI") and Coherent, Inc. *A (Schedules omitted; Lumenis agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request.)

2.2 First Amendment to the Asset Purchase Agreement, dated as of April 30, 2001, by and among Lumenis, LHI and Coherent, Inc. *B

2.3 Stock Purchase Agreement, dated as of November 8, 2001, by and among Lumenis, Lumenis Inc. and Linda H. McMahan, in her capacity as the personal representative of the Estate of William H. McMahan.*H (Schedules omitted; Lumenis agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request.)

2.4 Contract of Sale, dated as of November 8, 2001, by and between McMahan Enterprises, Inc. and Lumenis Holdings Inc. *H (Schedules omitted; Lumenis agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request)

3.1       Memorandum of Association, as amended (English translation)*H

3.2       Articles of Association, as amended *H

4.1 (4.1) Indenture, dated September 10, 1997, between Lumenis and United States Trust Company of New York *C

4.2 (4.3) Specimen of Notes *C (included in Exhibit 4.1 from same filing)

10.1      1999 Share Option Plan *H *M

10.2      2000 Share Option Plan *H *M

10.3 Loan Agreement, dated as of April 30, 2001, between Lumenis Holdings Inc. and Bank Hapoalim B.M., an Israeli banking corporation acting through its New York branch. *B

10.4 Option Agreement, dated as of April 30, 2001, between Lumenis and Bank Hapoalim B.M. and related letters dated April 30, 2001. *B

10.5      Letter of Intent, dated as of April 30, 2001, from Bank Hapoalim B.M.
          *B

10.6 Letters, dated April 24, 2001, regarding short term line of credit and related Agreement, dated as of April 30, 2001, between Bank Hapoalim B.M. and Lumenis *B

10.7      Form of Indemnification Agreement *H

10.8 Employment Agreement, dated as of March 31, 2000, between Lumenis and Yacha Sutton *E, *M

10.9 Lease Agreement between Scan Group Yokneam Ltd. and Lumenis (English Translation) *D

10.10 Lease Agreement between Marion Laznik Industrial Buildings Ltd. and Lumenis *D

10.11 Employment Agreement, dated as of July 11, 2001, between Lumenis and Alon Maor *G, *M

10.12     Agreement, dated as of July 15, 1999, between Lumenis and Sagi Genger
          *E, *M

10.13 Letter of Change in Prof. Jacob A. Frenkel Stock Option Plan, dated September 7, 2000 *F, *M

10.14     Agreement, dated as of July 3, 2001, between Lumenis and Mike Terry *H
          *M

10.15 Sublease Agreement, dated as of June 30, 2001, between Lumenis and Trans-Resources, Inc. *H

10.16 Office Services Agreement, dated as of July 1, 2001 between Lumenis and Trans-Resources, Inc. *H

10.17     Form of Executive Variable Compensation Plan letter *H, *M

10.18 Option grant letter, dated February 22, 2001, from Lumenis to Arie Genger. *H, *M

10.19 Loan Agreement, dated as of March 26, 2002, between Bank Hapoalim B.M. and Lumenis *H

10.20 Letter Agreement, dated March 26, 2002, between Bank Hapoalim B.M. and Lumenis as to Short Term Credit Line *H

21        List of Subsidiaries *H

23.1      Consent of Brightman Almagor & Co. *H

Note: Parenthetical references following the Exhibit Number of a document relate to the exhibit number under which such exhibit was initially filed.

*A Incorporated by reference to said document filed as an exhibit to Current Report on Form 8-K, File #0-13012, filed on March 20, 2001

*B Incorporated by reference to said document filed as an exhibit to Current Report on Form 8-K, File #0-13012, filed on May 15, 2001.

*C Incorporated by reference to Registration Statement on Form F-3, File #333-8056, filed on December 19, 1997.

*D Incorporated by reference to said document filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File #0-13012, filed on March 30, 2000

*E Incorporated by reference to said document filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2000, File #0-13012, filed on May 15, 2000

*F Incorporated by reference to said document filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File #0-13012, filed on November 15, 2000

*G Incorporated by reference to said document filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File # 0-13012, filed on November 14, 2001.

*H        Filed herewith

*M        Management contract or compensatory plan or arrangement