Form 10-Q
period 2002-03-31
LUMENIS LTD
filed 2002-05-15
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of May 13, 2002 was 36,758,606 Ordinary Shares, NIS 0.10 par value per share.

                                  LUMENIS LTD.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION.................................................3

      ITEM 1.  Financial Statements............................................3

        1)     Independent Accountant's Review Report..........................3

        2)     Consolidated Balance Sheets.....................................4

        3)     Consolidated Statements of Operations...........................5

        4)     Statement of Changes in Shareholders' Equity....................6

        5)     Consolidated Statements of Cash Flows...........................7

        6)     Notes to Unaudited Condensed Consolidated Financial
               Statements......................................................8

      ITEM 2.  Management's  Discussion and Analysis of Financial Condition
               and Results of Operations......................................14

      ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk......23

PART II. OTHER INFORMATION....................................................24

      ITEM 1.  Legal Proceedings..............................................24

      ITEM 2.  Changes in Securities and Use of Proceeds......................25

      ITEM 6.  Exhibits and Reports on Form 8-K...............................26

                                   # # # # # #

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightman Almagor
1 Azrieli Center
Tel Aviv 67021
P.O.B. 16593, Tel Aviv 61164                                   Deloitte
Israel                                                         & Touche
                                                               Brightman Almagor
Tel: +972 (3) 6085555
Fax: +972 (3) 6094022
info@deloitte.co.il
www.deloitte.co.il

                     Independent Accountant's Review Report

The Board of Directors
Lumenis Ltd. (Formerly ESC Medical Systems Ltd.):
Yokneam

We have reviewed the accompanying consolidated balance sheet of Lumenis Ltd. (Formerly ESC Medical Systems Ltd.) (the "Company") and its subsidiaries as of March 31, 2002 and the related consolidated statement of operations, statement of changes in shareholders' equity and statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv
May 8, 2002

Deloitte                        Tel Aviv  Jerusalem  Haifa  Eilat
Touche
Tohmatsu

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                          March 31,      December 31,
                                                                             2002            2001
                                                                         ------------    ------------
                                                                         (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                             $     23,664    $     31,400
   Trade receivables, net                                                     113,888         100,823
   Prepaid expenses and other receivables                                      10,734          10,968
   Inventories                                                                 76,950          83,614
                                                                         ------------    ------------
                                                                              225,236         226,805
                                                                         ------------    ------------
FINISHED GOODS USED IN OPERATIONS                                               9,317           9,180

LONG-TERM INVESTMENTS
   Bank deposits and securities                                                    --             970
   Investments in non marketable equity securities                              3,241           3,337
   Long term trade receivables                                                  2,464           3,134

FIXED ASSETS, NET                                                              18,477          16,198

GOODWILL AND OTHER ASSETS, NET                                                130,060         127,650
                                                                         ------------    ------------
      Total assets                                                       $    388,795    $    387,274
                                                                         ============    ============

CURRENT LIABILITIES
   Short-term bank debt                                                  $     24,479    $         --
   Current maturities of long term loans                                       10,000          10,000
   Trade payables                                                              23,538          25,763
   Other accounts payable and accrued expenses                                 88,711          90,749
   Subordinated note                                                           12,904          12,904
                                                                         ------------    ------------
                                                                              159,632         139,416
                                                                         ------------    ------------
LONG TERM LIABILITIES

   Bank loans                                                                  90,000          90,000
   Deferred income                                                              1,172           1,172
   Accrued severance pay, net                                                   1,546           1,169
   Convertible subordinated notes                                              56,514          70,667
   Other long-term liabilities                                                    582           5,484
                                                                         ------------    ------------
                                                                              149,814         168,492
                                                                         ------------    ------------

Total liabilities                                                             309,446         307,908
                                                                         ------------    ------------
CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Ordinary shares of NIS 0.1 par value: Authorized - 100,000,000 shares;
Issued and outstanding 36,758,606 and 36,667,070 shares, respectively             802             800
   Additional paid-in capital                                                 321,854         321,230
   Accumulated deficit                                                       (243,204)       (242,561)
   Treasury stock, at cost: 14,898 and 14,898 shares, respectively               (103)           (103)
                                                                         ------------    ------------
      Total shareholders' equity                                               79,349          79,366
                                                                         ------------    ------------
Total liabilities and shareholders' equity                               $    388,795    $    387,274
                                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                         For the three months
                                                            ended March 31,
                                                      ---------------------------
                                                         2002             2001
                                                      ----------       ----------
NET REVENUES                                          $   86,122       $   43,868

COST OF REVENUES                                          41,030           15,562
                                                      ----------       ----------
     Gross profit                                         45,092           28,306
                                                      ----------       ----------

OPERATING EXPENSES
  Research and development, net                            7,007            3,075
  Selling, marketing and administrative expenses          33,135           20,579
  Amortization of intangible assets                        1,816               --
  Write-down of investment                                    --              551
                                                      ----------       ----------
     Total operating expenses                             41,958           24,205
                                                      ----------       ----------
     Operating income                                      3,134            4,101

FINANCING EXPENSES, NET                                   (3,676)          (1,369)
                                                      ----------       ----------
     Income (loss) before income taxes                      (542)           2,732

INCOME TAX BENEFIT (EXPENSE)                                (102)           1,496
                                                      ----------       ----------

     Income (loss) after income taxes                       (644)           4,228

COMPANY'S SHARE IN LOSSES OF AN AFFILIATE                     91               --
                                                      ----------       ----------
     Net income (loss) before extraordinary item            (735)           4,228

EXTRAORDINARY GAIN ON PURCHASE OF COMPANY'S
CONVERTIBLE NOTES                                             92               --
                                                      ----------       ----------
     Net income (loss) for the period                 $     (643)      $    4,228
                                                      ==========       ==========
EARNINGS PER SHARE
  Basic:
  Income (loss) before extraordinary item             $    (0.02)      $     0.16
  Extraordinary gain                                          --               --
                                                      ----------       ----------
     Net earnings (loss) per share                    $    (0.02)      $     0.16
                                                      ==========       ==========
  Diluted:
  Income (loss) before extraordinary item             $    (0.02)      $     0.14

  Extraordinary gain                                          --               --
                                                      ----------       ----------
     Net earnings (loss) per share                    $    (0.02)      $     0.14
                                                      ==========       ==========
WEIGHTED AVERAGE NUMBER
  OF SHARES

     Basic                                                36,713           26,181
                                                      ==========       ==========
     Diluted                                              36,713           30,297
                                                      ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)
                                 (In thousands)

                                                Additional
                                    Share         paid in      Accumulated      Treasury
                                   capital        capital        deficit          stock           Total
                                  ---------     ----------     -----------      ---------       ---------
Balance as of
   December 31, 2001              $     800      $ 321,230      $(242,561)      $    (103)      $  79,366

Exercise of options                       2            624             --              --             626

Net loss for the period                                              (643)                           (643)

                                  ---------      ---------      ---------       ---------       ---------
Balance as of March 31, 2002      $     802      $ 321,854      $(243,204)      $    (103)      $  79,349
                                  =========      =========      =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (In thousands)

                                                                                    For the three months
                                                                                 ---------------------------
                                                                                       ended March 31
                                                                                 ---------------------------
                                                                                    2002             2001
                                                                                 ----------       ----------
CASH FLOWS - OPERATING ACTIVITIES
   Net income (loss)                                                             $     (643)      $    4,228
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities -
       Income and expenses not affecting operating cash flows:
         Amortization of unearned compensation                                           --              120
         Acceleration of vesting of option                                               --              967
         Depreciation and amortization                                                4,386            1,445
         Extraordinary gain on purchase of Company's convertible notes                  (92)              --
         Company's share on losses of an affiliate                                       91               --
         Write-down of investment                                                        --              551
         Amortization of other long term assets                                         858               --
         Other                                                                         (430)             246
       Changes in operating assets and liabilities:
         Increase in trade receivables                                              (12,395)            (619)
         Decrease (Increase) in prepaid expenses and other receivables                  306           (1,441)
         Decrease (Increase) in inventories (1)                                       4,862           (6,549)
         Decrease in accounts payable, accrued expenses and other long-term
           liabilities                                                              (11,040)         (14,828)
                                                                                 ----------       ----------
         Net cash - operating activities                                            (14,097)         (15,880)
                                                                                 ----------       ----------

CASH FLOWS - INVESTING ACTIVITIES
         Additional payments for business acquired                                     (637)              --
         Purchase of fixed assets, net                                               (3,443)            (991)
         Investment in other long-term assets                                        (1,250)              --
         Investments, deposits and securities, net                                      970           (4,637)
                                                                                 ----------       ----------
         Net cash - investing activities                                             (4,360)          (5,628)
                                                                                 ----------       ----------

CASH FLOWS - FINANCING ACTIVITIES
         Purchase of convertible notes                                              (14,384)              --
         Proceeds from exercise of options                                              626            8,318
         Increase (decrease ) of long-term loans                                         --               (3)
         Increase in short-term bank debt, net                                       24,479               --
                                                                                 ----------       ----------
         Net cash - financing activities                                             10,721            8,315
                                                                                 ----------       ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (7,736)         (13,193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     31,400           43,396
                                                                                 ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   23,664       $   30,203
                                                                                 ==========       ==========
CASH PAID DURING THE PERIOD IN RESPECT OF:
   Income taxes                                                                  $      347       $      141
                                                                                 ==========       ==========
   Interest                                                                      $    2,578       $    2,767
                                                                                 ==========       ==========

(1)   Including finished goods used in operations.

The accompanying notes are an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2002
                 (In thousands, except share and per share data)

Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Lumenis Ltd. (Formerly ESC Medical Systems Ltd.) (the "Company") and its subsidiaries (collectively "the Group") as of March 31, 2002 and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

     Certain prior period balances have been reclassified to conform to current period presentation.

Note 2 - NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and the reclassification of certain intangibles out of previously reported goodwill.

     The adoption of SFAS No. 142 resulted in an exclusion of amortization expenses in the amount of approximately $1,500 for the quarter ended March 31, 2002 and approximately $6,000 for the year 2002. Any impairment losses recorded in the future could have an adverse impact on our financial condition and results of operations.

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

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2002
                 (In thousands, except share and per share data)

Note 3 - MERGERS AND ACQUISITIONS

     A. On April 30, 2001 (the "Closing"), the Group acquired from Coherent Inc. ("Coherent") all of the assets and assumed certain liabilities of the Coherent Medical Group ("CMG"), Coherent's medical group division. The assets acquired included among other things, plant, equipment, certain technology, goodwill and other physical property. CMG focuses on solid-state lasers and diode lasers that are developed for aesthetic, surgical and ophthalmic applications. The core CMG technologies are in the area of lasers, optics, embedded software, electronic controllers, power supplies, and mechanical design

          Pro Forma Financial Results:

          The following selected unaudited pro forma results of operations for three months ended March 31, 2001 of the Group and CMG, have been prepared assuming the CMG acquisition occurred at the beginning of 2001.

                                                                               Three months ended
                                                                                    March 31,
                                                                                      2001
                                                                                   ----------
                                                                                   (Unaudited)
                                                                                   ----------
          Net Revenues                                                             $   97,951
          Net income                                                               $    2,790
          Basic net earnings per share                                             $     0.09
          Diluted net earnings per share                                           $     0.07
          Weighted average number of shares used in calculation of basic net
            earnings per share                                                         31,613
          Weighted average number of shares used incalculation of diluted net
            earnings per share                                                         41,040

     The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and options granted in connection with financing and write down of inventories and receivables. Such unaudited information does not purport to be indicative of the combined results of operations of future periods or indicative of the results that actually would have been realized had the entities been a single entity during the period presented.

     The $46,650 charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2002
                 (In thousands, except share and per share data)

Note 4 - TRADE RECEIVABLES

     The trade receivables as of March 31, 2002 and December 31, 2001 are presented net of allowance for doubtful accounts of $17,296 and $19,744, respectively and provision for returns of $2,767 and $2,849, respectively.

Note 5 - INVENTORIES

     Inventories are composed of the following:

                                                          March 31,       December
                                                            2002          31, 2001
                                                         ----------      ----------
     Raw materials                                       $   28,999      $   35,362
     Work in process                                         13,944          15,536
     Finished products                                       34,007          32,716
                                                         ----------      ----------
                                                         $   76,950      $   83,614
                                                         ==========      ==========

Note 6 - SEGMENT INFORMATION

     A. REPORTABLE SEGMENTS

     Commencing January 1, 2002, the Company began to evaluate its business on a basis of four separate business units, as follows: Aesthetics, Ophthalmic, Surgical, and Other. Those business units were identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's decision makers in deciding how to allocate resources to these segments are net revenues and gross profit.

                                       For the three months ended March 31, 2002

                       Aesthetics     Ophthalmic      Surgical        Other      Consolidated
     Net Revenues      $  37,162      $  17,903      $  14,626      $  16,431      $  86,122

     Gross Profit      $  25,721      $   8,255      $   7,918      $   3,198      $  45,092

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2002
                 (In thousands, except share and per share data)

Note 6 - SEGMENT INFORMATION (Cont.)

                                                             For the three
                                                              months ended
                                                                March 31,
                                                             -------------
                                                                 2001
                                                             -------------
      Net Revenues
        Surgical and aesthetics                               $    37,968
        Dental                                                      2,754
        Industrial                                                  3,146
                                                              -----------
         Consolidated                                         $    43,868
                                                              ===========
      Operating income (loss)
        Surgical and aesthetics                               $     4,551
        Dental                                                       (199)
        Industrial                                                    390
                                                              -----------
         Consolidated                                               4,652
      Financing expenses, net                                      (1,369)
                                                              -----------
      Income before income taxes                              $     3,283
                                                              ===========

     B. GEOGRAPHIC INFORMATION:

     The following presents net revenues based on the location of the customer:

                                                    For the three
                                                     months ended
                                                       March 31,
                                            --------------------------------
                                                2002               2001
                                            -------------      -------------
      Net Revenues
         North America                      $      43,574      $      14,939
         Europe                                    15,502             10,891
         Asia                                      22,296             12,733
         Israel                                       747                662
         Other                                      4,003              4,643
                                            -------------      -------------
         Consolidated                       $      86,122      $      43,868
                                            =============      =============


                                              March 31,         December 31,
                                            -------------      -------------
                                                2002               2001
                                            -------------      -------------
         Assets
           North America                    $     185,603      $     193,866
           Europe                                 117,545             88,446
           Asia                                    27,523             34,023
           Israel                                  58,124             70,939
                                            -------------      -------------
           Consolidated                     $     388,795      $     387,274
                                            =============      =============

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2002
                 (In thousands, except share and per share data)

Note 7 - FINANCING ACTIVITIES

     On March 26, 2002, the Company entered into new agreements with Bank Hapoalim for a new four year loan in the amount of $70,667 , the proceeds of which will be used to repay the Company's existing convertible subordinated notes due September 1, 2002. The $70,667 loan matures on September 1, 2006 and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. The Company also increased its revolving credit facility to $35,000 from $20,000. In connection with these loan and credit facilities, the Company is obligated to pay Bank Hapoalim a $4,000 fee.

Note 8 - CONTINGENT LIABILITIES

     The Company is a party to various legal proceedings incident to its business. Except as noted below or set forth in the "Legal Proceedings" section of the 2001 Form 10-K, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

     In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with its distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs. The Company has begun to deliver to the SEC documents and information responsive to the inquiry, and is continuing that process. On May 15, 2002 the Company was informed that the SEC had issued a formal order of investigation on these matters. The Company is unable to predict the duration or outcome of this process.

     Following the Company's announcement of the information request from the SEC, several plaintiffs' law firms announced during March and April 2002 the filing of purported class action suits in the United States District Court for the Southern District of New York (the "District Court") on behalf of purchasers of securities of Lumenis Ltd. between January 7, 2002 and February 28, 2002, inclusive (the "Class Period), against the Company and certain of its officers and directors.

     On April 23, 2002, the Company was served with summonses and complaints in the matter of Martin Waldherr, et. al v. Lumenis Ltd., Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil and in the matter of John Roefs, et. al
     v. Lumenis Ltd., Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil which were filed in the District Court. On May 14, 2002, the Company was served with a summons and complaint in the matter of James Endsley, et. al
     v. Lumenis Ltd., Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil, which was filed in the District Court. To the best of the Company's knowledge, in addition to these two actions, there are four other purported class actions pending in the District Court against the same defendants which assert similar claims. To the best of its knowledge, as of May 15, 2002, the Company had not been served with a summons and complaint in any of the other related actions.

     The complaints generally allege that the Company violated U.S. Federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about its operations even as the Company knew it was being investigated by the SEC and that its distributors had been contacted by the SEC, and that even after announcing in a press release that it was subject to an SEC investigation, the Company continued to hid the fact that it had been aware of the SEC investigation and had been providing information to the SEC for several weeks.

     On May 9, 2002, there was a public announcement of another purported class action suit against the same defendants in the District Court on behalf of purchasers of Lumenis securities between August 2, 2001 and May 7, 2002, inclusive (the "Extended Class Period"). According to the announcement, the complaint alleges that the defendants violated U.S. Federal securities laws by making a series of material misrepresentations to the market during the Extended Class Period regarding the Company's financial performance, successful execution of its business plan and strong demand for the Company's products, thereby artificially inflating the price of Lumenis securities. As of May 15, 2002, the Company had not been served with a summons and complaint in this action.

                                  LUMENIS LTD.
                       (FORMERLY ESC MEDICAL SYSTEMS LTD.)

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2002
                 (In thousands, except share and per share data)

Note 8 - CONTINGENT LIABILITIES (CONT.)

     The Company believes that all the allegations and claims in all of the above purported class action suits are baseless, and the Company intends to vigorously defend against them.

     In addition to the certain actions set forth in the 2001 Form 10-K, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above or in the Form 10-K) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

     The balance sheet as of March 31, 2002 includes an accrual of approximately $18,000 (including the provision of $13,000 due to the class-action, as disclosed in the Company's 2001 Form 10-K) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

Note 9 -- EARNINGS PER SHARE

                                                      Period ended                            Period ended
                                                     March 31, 2002                           March 31, 2001
                                         -------------------------------------       ------------------------------------
                                                                        Per                                       Per
                                                                       Share                                      Share
                                          Income         Shares        Amount         Income        Shares        Amount
                                         --------       --------      --------       --------      --------      --------
      Net income (loss)                      (643)            --            --          4,228            --
                                         ========                                    ========
      Basic earnings per share
      Income (loss) before
        extraordinary items                  (735)        36,713         (0.02)         4,228        26,181          0.16
      Extraordinary gain                       92         36,713            --             --        26,181            --
                                         ========                     ========       ========                    ========
      Income available to
        ordinary shareholders                (643)        36,713         (0.02)         4,228        26,181          0.16
                                         ========                     ========       ========                    ========
      Effect of diluting securities
        Options                                               --                                      4,116
        Warrants                                              --                                         --
                                                        --------                                   --------
      Diluted earnings per share
      Income (loss) before
        extraordinary items                  (735)        36,713         (0.02)         4,228        30,297          0.14
      Extraordinary gain                       92         36,713            --             --        30,297            --
                                         ========                     ========       ========                    ========

      Income (loss) available
        to ordinary shareholders             (643)        36,713         (0.02)         4,228        30,297          0.14
                                         ========                     ========       ========                    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lumenis Ltd. ("Lumenis" or "the Company") is a world leader in the design, manufacture, marketing and servicing of laser and light based systems for aesthetic, ophthalmic, surgical and dental applications. Lumenis offers a broad range of laser and intense pulsed light ("IPL") systems which are used in skin treatments, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, psoriasis, ear, nose and throat ("ENT"), gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, secondary cataracts, age-related macular degeneration, refractive eye correction, neurosurgery, dentistry and veterinary.

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

On April 30, 2001, the Company completed the purchase of Coherent Medical Group ("CMG"), the medical division of Coherent, Inc. ("Coherent"). This acquisition approximately doubled the Company's sales, expanded its leading position in sales of pulsed light and laser based systems for the aesthetic and surgical markets, made it a significant competitor in the ophthalmic portion of the medical laser market, expanded its proprietary technology and increased its critical mass by country and customer type for the marketing and cross-selling of its products. After completion of this acquisition, the Company changed its Name from ESC Medical Systems Ltd. ("ESC") to Lumenis Ltd.

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

In this Report, unless the context otherwise requires, all references to the "Company", "Lumenis", "We" or "Our" are to Lumenis Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 2001 (In thousands of U.S. Dollars, except per share data)

The Company reported net revenues of $86,122 for the quarter ended March 31, 2002 compared to net revenues of $43,868 for the quarter ended March 31, 2001. The net loss for the quarter ended March 31, 2002 was $643 or a diluted net loss per share of $0.02 compared to net income of $4,228 for the quarter ended March 31, 2001 or a diluted net earnings per share of $0.14. Commencing January 1, 2002, we began to evaluate our business based on four separate business units, as follows: Aesthetics, Ophthalmic, Surgical, and other. These business units are identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's senior management in deciding how to allocate resources to these segments are net revenues and gross profit.

Revenues. The Company's net revenues increased by 96% to $86,122 for the three months ended March 31, 2002 compared to $43,868 for the three months ended March 31, 2001.

By business units, revenues for the first quarter were Aesthetic $37,162, Ophthalmic $17,903, Surgical $14,626 and Other $16,431.

The increase in sales reflects mainly the contribution from the CMG acquisition.

Gross Profit. Gross profit increased by 59% to $45,092 for the three months ended March 31, 2002 from $28,306 for the three months ended March 31, 2001. As a percentage of sales the gross profit was 52% in the three months ended March 31, 2002, compared to 65% in the same period in 2001.

As a percentage of sales, Gross Profit of the Aesthetic unit was 69%, Surgical was 46% and Ophthalmic was 54%.

The increase in gross profits reflects mainly the contribution from the CMG acquisition. The decrease in gross profit as a percentage of sales in the three months ended March 31, 2002 stems from the inherently lower margins of the CMG product lines and was aggravated by the product mix and lower prices in our surgical and ophthalmic products.

Research and Development, net. Net Research and Development costs increased by 128% to $7,007 for the three months ended March 31, 2002 from $3,075 in the same period in 2001. As a percentage of sales, Research and Development costs were 8% in the three-month period ended March 31, 2002 compared to 7% in the same period in 2001.

The increase in Research and Development costs in the three months ended March 31, 2002 is due mainly to the contribution from CMG activities.

Selling, Marketing and Administrative expenses. Selling, Marketing and Administrative expenses increased by 61% to $33,135 for the three months ended March 31, 2002 compared to $20,579 for the same period in 2001. As a percentage of sales, Selling Marketing and Administrative expenses in the three months ended March 31, 2002 were 38% compared to 47% in the same period in 2001. Selling Marketing and Administrative expenses for the three months ended March 31, 2001 (excluding one-time charges of which $2,337 related to the CMG acquisition and $1,506 to a legal settlement) totaled $16,736 representing 38% of sales.

Selling, Marketing and Administrative expenses for the three months period ended March 31, 2002 include an unusual one-time charge of $3,300 for additional severance costs associated primarily with the relocation of manufacturing operations from the Santa Clara facility. The charge was offset by reduction in previously provided accruals for items associated with the CMG acquisition.

The increase in Selling, Marketing and Administrative expenses reflects mainly the contribution from the CMG acquisition.

Amortization of intangible assets. Amortization of intangible assets amounted to $ 1,816 for the three months ended March 31, 2002, which includes amortization of intangible assets arising from the CMG and the HGM acquisitions.

Write-down of investment. Write-down of investment amounted to $551 for the three months ended March 31, 2001, which resulted from impairment of part of our investment in Galil Medical Ltd.

Financing expenses, net. For the three months ended March 31, 2002, financing expenses were $3,676 compared to financing expenses of $1,369 in the same period in 2001.

The increase in financing expenses in the three months ended March 31, 2002 is mainly due to financing costs of the long term bank loan in connection with the CMG acquisition of $1,993 including amortization of $683 in respect of value of options given to Bank Hapoalim as part of the financing agreement and amortization of other deferred financing costs, as well as additional expenses related to short-term borrowing of $140.

Income Tax Benefit (expense). Income tax expense in the three months ended March 31, 2002 was $102 compared to $1,496 income tax benefit in the same period last year. In April 2001, the Company reached a final agreement with the Israeli income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain of $1,600 in the three-month period ended March 31, 2001 from the reversal of prior years tax provisions.

Company's share in losses of an affiliate. For the three months ended March 31, 2002, the Company's share in Aculight (UK) Limited's losses amounted to $91.

Extraordinary gain on purchase of Company's convertible notes. For the three months ended March 31, 2002, extraordinary gain on the purchase of the Company's convertible notes was $92.

Net Income (loss). As a result of the foregoing factors, the Company's net loss was $643 for the three months ended March 31, 2002 compared to net income of $4,228 in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of March 31, 2002, the Company had cash and cash equivalents of $23,664 compared to $31,400 on December 31, 2001. The decrease of $7,736 is mainly attributable to:

Operating activities

For the three months ended March 31, 2002, cash used for operating activities was $14,097, attributable mainly to a $18,267 increase in operating assets and liabilities that resulted from an increase in trade receivables balance of $12,395, decrease in accounts payable, accrued expenses and other long-term liabilities of $11,040 and an offset by a decrease in the inventory balance of $4,862. The increase in trade receivable was mainly due to processing difficulties associated with the integration of the accounting systems of ESC and CMG. The decrease of inventory resulted from our ongoing effort to decrease inventory levels. $7,863 of the decrease in accounts payable was for payments of previously accrued one-time charges in respect of the CMG acquisition, of which $4,902 was paid for severance and retention bonuses, $1,800 was paid in respect of integration costs and $1,161 was paid mainly for termination of agreements with distributors and lease agreements of abandoned facilities for which a sub-lease was not yet found. The remaining balance of the accrued one-time integration expenses in the amount of $9,333 is expected to be paid before the end of this year.

Investing Activities

For the three months ended March 31, 2002, cash used for investing activities was approximately $4,360. Investment in fixed assets was $3,443 which includes an investment of approximately $900 for an additional manufacturing facility in Salt Lake City. Payments of $637 were made in respect of contingencies related to the acquisition of CMG that were resolved during this period and $1,250 was used for other long-term investments.

Financing Activities

For the three months ended March 31, 2002, cash provided by financing activities was $10,721. A total of $24,479 was provided by utilizing the available credit with Bank Hapoalim offset by payments of $14,384 to repurchase the Company's convertible notes due on September 1, 2002.

On March 26, 2002, the Company entered into new agreements with Bank Hapoalim for a new four year loan in the amount of $70,667, the proceeds of which will be used to repay the Company's existing convertible subordinated notes due September 1, 2002. The $70,667 loan matures on September 1, 2006 and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. The Company also increased its revolving credit facility to $35,000 from $20,000. In connection with these loan and credit facilities, the Company is obligated to pay Bank Hapoalim a $4,000 fee.

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

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following:

     o The Company has received a request to voluntarily provide certain information from the U.S. Securities and Exchange Commission and subsequently was named as a defendant in several purported class action lawsuits (see Part II, Item 1- "Legal Proceedings", below).

     o The Company's future success depends on its ability to develop and successfully introduce new and enhanced products that meet the needs of its customers

     o The Company's market is unpredictable and characterized by rapid technological changes and evolving standards, and, if the Company fails to keep up with such changes, its business and operating results will be harmed.

     o The market for laser and light based systems for aesthetic and medical applications is relatively new and the Company's business will suffer if we fail to educate customers or if the market does not develop as we expect.

     o    The Company must spend heavily on research and development.

     o The Company's products are subject to U.S., E.U. and international medical regulations and controls, which impose substantial financial costs on it and which can prevent or delay the introduction of new products.

     o    The  Company   depends  on  its   facilities  in  Israel  and  on  its
          international sales. Many of its customers' operations are also located outside the U.S.

     o The Company faces challenges as it integrates new and diverse operations.

     o Any acquisitions the Company makes could harm or disrupt its business without bringing the anticipated synergies.

     o The Company depends on skilled personnel to operate its business effectively in a rapidly changing market, and if the Company is unable to retain existing or hire additional personnel, its ability to develop and sell its products could be harmed.

     o The Company anticipates a decline in selling prices of its products as competition increases, which could adversely affect its operating results.

     o The Company may not be able to protect its proprietary technology, which could adversely affect its competitive advantage.

     o The Company could become subject to litigation regarding intellectual property rights, which could seriously harm its business.

     o The long sales cycles for the Company's products may cause it to incur significant expenses without offsetting revenues.

     o The markets in which the Company sells its products are intensely competitive and increased competition could cause reduced sales levels, reduced gross margins or the loss of market share.

     o If the Company fails to accurately forecast component and material requirements for its products, it could incur additional costs and significant delays in shipments, which could result in loss of customers.

     o    The  Company's   dependence  on  sole  source  suppliers  for  certain
          components exposes it to possible supply interruptions that could delay or prevent the manufacture of its systems.

     o Some of the Company's medical customers' willingness to purchase its products depends on their ability to obtain reimbursement for medical procedures using its products and its revenues could suffer from changes in third-party coverage and reimbursement policies.

     o Some of the Company's laser and intense pulsed light (IPL) systems are complex in design and may contain defects that are not detected until deployed by its customers and could lead to product liability claims.

     o    The Company may be required to implement a costly product recall.

     o The Company uses laboratory and manufacturing materials that could be considered hazardous; and it could be liable for any damage or liability resulting from accidental environmental contamination or injury.

     o If the Company's facilities located in Israel or near major earthquake faults in California were to experience catastrophic loss, its operations would be seriously harmed.

     o Conditions in Israel affect the Company's operations and may limit its ability to produce and sell its products.

     o The Company's operations could be disrupted as a result of the obligation of key personnel in Israel to perform military service.

     o The Company receives tax benefits from the Israeli government that may be reduced or eliminated in the future.

     o It may be difficult to enforce a U.S. judgment against the Company, its officers and directors based on U.S. securities laws claims in Israel or to serve process on the Company's officers and directors.

     o The new Israeli Companies Law may cause uncertainties regarding corporate governance.

     o Under current Israeli law, the Company may not be able to enforce covenants not to compete and therefore may be unable to prevent competitors from benefiting from the expertise of some of its former employees.

     o Risks of downturns in economic conditions generally, and in the healthcare industry specifically.

Readers are cautioned not to place undue reliance on forward-looking statements made in this Report, or made in press releases or in oral presentations. Such forward-looking statements reflect management's analysis only as of the date such statements are made and the Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise subsequently. Readers should carefully review the risk factors set forth above and described elsewhere in this document, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K") and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

     Generally, all male adult citizens and permanent residents of Israel under the age of 45 are obligated, unless exempt, to perform up to 45 days, or longer under certain circumstances, of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances and many have been so called over the past few months. Currently, some of the Company's senior officers and key employees are obligated to perform annual reserve duty. While the Company has operated effectively under these requirements since it began operations, no assessment can be made as to the full impact of such requirements on its workforce or business if hostilities continue, and no prediction can be made as to the effect on the Company of any expansion or reduction of such obligations, particularly if emergency circumstances occur.

     Moreover, the September 11, 2001 terror attacks on the U.S. and the military response by the U.S. and its international allies in Afghanistan, have created additional uncertainty. The U.S. war against terrorist activities centered in Afghanistan could be broadened to include the Middle East, which could more directly affect the Company's business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has fixed rate short-term debt of approximately $69,418,000. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt.

The Company has foreign subsidiaries, which sell and manufacture its products in various markets. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit this exposure by selling and linking its products mostly to the United States dollar.

The Company also enters into foreign currency hedging transactions to protect the dollar value of its non-dollar denominated trade receivables and for trading purposes, mainly in Yen and EURO. The gains and losses on these transactions are included in the statement of operations in the period in which the changes in the exchange rate occur. There can be no assurance that such activities or others will eliminate the negative financial impact of currency fluctuations. Indeed, such activities may have an adverse impact on earnings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings incident to its business. Except as noted below or set forth in the "Legal Proceedings" section of the 2001 Form 10-K, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with its distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs. The Company has begun to deliver to the SEC documents and information responsive to the inquiry, and is continuing that process. On May 15, 2002 the Company was informed that the SEC had issued a formal order of investigation on these matters. The Company is unable to predict the duration or outcome of this process.

Following the Company's announcement of the information request from the SEC, several plaintiffs' law firms announced during March and April 2002 the filing of purported class action suits in the United States District Court for the Southern District of New York (the "District Court") on behalf of purchasers of securities of Lumenis Ltd. between January 7, 2002 and February 28, 2002, inclusive (the "Class Period), against the Company and certain of its officers and directors.

On April 23, 2002, the Company was served with summonses and complaints in the matter of Martin Waldherr, et. al v. Lumenis Ltd., Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil and in the matter of John Roefs, et. al v. Lumenis Ltd., Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil which were filed in the District Court. On May 14, 2002, the Company was served with a summons and complaint in the matter of James Endsley, et. al v. Lumenis Ltd., Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil, which was filed in the District Court. To the best of the Company's knowledge, in addition to these two actions, there are four other purported class actions pending in the District Court against the same defendants which assert similar claims. To the best of its knowledge, as of May 15, 2002, the Company had not been served with a summons and complaint in any of the other related actions.

The complaints generally allege that the Company violated U.S. Federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about its operations even as the Company knew it was being investigated by the SEC and that its distributors had been contacted by the SEC, and that even after announcing in a press release that it was subject to an SEC investigation, the Company continued to hid the fact that it had been aware of the SEC investigation and had been providing information to the SEC for several weeks.

On May 9, 2002, there was a public announcement of another purported class action suit against the same defendants in the District Court on behalf of purchasers of Lumenis securities between August 2, 2001 and May 7, 2002, inclusive (the "Extended Class Period"). According to the announcement, the complaint alleges that the defendants violated U.S. Federal securities laws by making a series of material misrepresentations to the market during the Extended Class Period regarding the Company's financial performance, successful execution of its business plan and strong demand for the Company's products, thereby artificially inflating the price of Lumenis securities. As of May 15, 2002, the Company had not been served with a summons and complaint in this action.

The Company believes that all the allegations and claims in all of the above purported class action suits are baseless, and the Company intends to vigorously defend against them.

In addition to the certain actions set forth in the 2001 Form 10-K, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above or in the Form 10-K) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

The balance sheet as of March 31, 2002 includes an accrual of $18,000,000 (including the provision of $13,000,000 due to the class-action, as disclosed in the Company's 2001 Form 10-K) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) and (b) On April 4, 2002, the Board of Directors of the Company adopted a short term shareholder Rights Plan and declared a distribution of one bonus right (a "Right") for each outstanding Ordinary Share, par value NIS 0.10 per share (the "Ordinary Shares"), of the Company, payable to shareholders of record on April 11, 2002 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one Ordinary Share at a price of $38 per share (the "Purchase Price"), subject to adjustment.

The summary description of the Rights set forth below does not purport to be complete and is qualified in its entirety be reference to the Rights Agreement, dated as of April 11, 2002 (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent").

Until the earlier to occur of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (subject to certain exceptions) acquired, or obtained the right to acquire, "Beneficial Ownership" of 15% or more of the Ordinary Shares (an "Acquiring Person"; the date of such public announcement being called the "Shares Acquisition Date") or
(ii) ten business days following the commencement of a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such days being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Ordinary Share certificates outstanding as of the Record Date, by such Ordinary Share certificate and will be transferred with and only with the Ordinary Shares. Until the Distribution Date (or earlier redemption, exchange or expiration of the Rights), new Ordinary Share certificates issued after the Record Date upon transfer or new issuance of the Ordinary Shares will contain a notation incorporating the Rights Agreement by reference. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Ordinary Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on April 11, 2003, unless earlier redeemed or exchanged by the Company as described below.

In the event that a Person becomes an Acquiring Person, except pursuant to an offer for all outstanding Ordinary Shares which the Board of Directors, with the concurrence of the Audit Committee, determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its shareholders (a "Qualified Offer"), proper provision shall be made so that each holder of a Right, other than Rights that were beneficially owned by the Acquiring Person (or any Associate or Affiliate thereof) on the earlier of the Distribution Date or the Shares Acquisition Date (which Rights will thereafter be void), shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, that number of Ordinary Shares having a market value of two times the Purchase Price. If the Company does not have sufficient Ordinary Shares for this purpose, the Company may, to the extent permitted by applicable law, substitute cash, a reduction in the exercise price, other equity securities of the Company, debt securities of the Company, other assets, or any combination of the foregoing, having an aggregate value equal to the value which would have been realized if the Company had sufficient Ordinary Shares. In addition, in the event that, at any time following the Shares Acquisition Date, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation (other than with an entity which acquired the shares pursuant to a Qualified Offer), (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Ordinary Shares are changed or exchanged, or (iii) 50% or more of the Company's assets or earning power is sold or transferred, proper provision shall be made so that each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, that number of shares of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price. For example, at a Purchase Price of $38 per Right, each Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in this paragraph would entitle its holder to purchase $76 worth of shares. Assuming that the shares had a per share value of $10.00 at such time, the holder of each valid Right would be entitled to purchase 7.6 shares for $38.

At any time until ten business days following the Shares Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right. In addition, at any time after a person becomes an Acquiring Person and prior to the acquisition by such person or group of fifty percent (50%) or more of the outstanding Ordinary Shares, the Board may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one Ordinary Share per Right (subject to adjustment).

(c) and (d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 Bonus Rights Agreement, dated as of April 11, 2002, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by Reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on April 17, 2002).

10.1 Letter Agreement dated March 1, 2002 between the Company and Kevin Morano.

10.2 Distribution Agreement, effective as of December 31, 2001, between Lumenis Inc. and Eclipse Medical, Ltd.

(b) Reports on Form 8-K

During the quarterly period ended March 31, 2002, on March 1, 2002 (Date of earliest event reported: February 13, 2002) the Company filed a Current Report on Form 8-K disclosing (under Item 5) the Company's receipt of a request from the Securities and Exchange Commission to voluntarily provide certain documents and information for the period commencing January 1, 1998.

     After the end of this quarterly period, on April 17, 2002 (Date of earliest event reported: April 4, 2002), the Company filed a Current Report on Form 8-K disclosing (under Item 5) the adoption by the Board of Directors of the Company of a short term shareholder Rights Plan and distribution of bonus rights.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Lumenis Ltd.


                                             /s/  Kevin Morano
                                             -----------------------------
Date: May 15, 2002                           By: Kevin Morano
                                                 (Chief Financial Officer,
                                                 and Duly Authorized Officer)

                                  EXHIBIT INDEX

4.1 Bonus Rights Agreement, dated as of April 11, 2002, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by Reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on April 17, 2002).

10.1 Letter Agreement dated March 1, 2002 between the Company and Kevin Morano.

10.2 Distribution Agreement, effective as of December 31, 2001, between Lumenis Inc. and Eclipse Medical, Ltd.