Form 10-Q
period 2002-06-30
LUMENIS LTD
filed 2002-08-15
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of August 12, 2002 was 36,920,988 Ordinary Shares, NIS 0.10 par value per share.

                                  LUMENIS LTD.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION ..............................................   3
    ITEM 1. Financial Statements ...........................................   3
       1)   Independent Accountant's Review Report .........................   3
       2)   Consolidated Balance Sheets ....................................   4
       3)   Consolidated Statements of Operations ..........................   5
       4)   Statement of Changes in Shareholders' Equity ...................   6
       5)   Consolidated Statements of Cash Flows ..........................   7
       6)   Notes to Unaudited Condensed Consolidated Financial
            Statements .....................................................   9
    ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  21
    ITEM 3. Quantitative and Qualitative Disclosure about Market Risk ......  30
PART II. OTHER INFORMATION .................................................  30
    ITEM 1. Legal Proceedings ..............................................  30
    ITEM 2  Changes in Securities and Use of Proceeds ......................  34
    ITEM 4  Submission of Matters to a Vote of Security Holders ............  34
    ITEM 6. Exhibits and Reports on Form 8-K ...............................  35

                                   # # # # # #

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Independent Accountant's Review Report

The Board of Directors
Lumenis Ltd.:
Yokneam

We have reviewed the accompanying interim consolidated balance sheet of Lumenis Ltd. ("the Company") and its subsidiaries as of June 30, 2002, and the related interim consolidated statements of operations for the six-month and three-month periods ended June 30, 2002 and the related statement of changes in shareholders' equity and statement of cash flows for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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


Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv
August 4, 2002

                                  LUMENIS LTD.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                          June 30,       December 31,
                                                                                            2002             2001
                                                                                        -----------      ------------
                                                                                        (Unaudited)
                                                                                        -----------
CURRENT ASSETS
    Cash and cash equivalents                                                            $  25,280        $  31,400
    Trade receivables, net                                                                 111,102          100,823
    Prepaid expenses and other receivables                                                  13,028           10,968
    Inventories                                                                             76,880           83,614
                                                                                         ---------        ---------
                                                                                           226,290          226,805
                                                                                         ---------        ---------

FINISHED GOODS USED IN OPERATIONS                                                           10,334            9,180

LONG-TERM INVESTMENTS
    Bank deposits and securities                                                                --              970
    Investments in non marketable equity securities                                          3,397            3,337
    Long term trade receivables                                                              3,024            3,134

FIXED ASSETS, NET                                                                           18,899           16,198

OTHER ASSETS, NET                                                                          125,767          127,650
                                                                                         ---------        ---------

      Total assets                                                                       $ 387,711        $ 387,274
                                                                                         =========        =========

CURRENT LIABILITIES
    Short-term bank debt                                                                 $  16,599        $      --
    Current maturities of long-term loan                                                    20,000           10,000
    Trade payables                                                                          27,376           25,763
    Accounts payable and accrued expenses                                                   91,697           90,749
    Subordinated note                                                                       12,904           12,904
                                                                                         ---------        ---------
                                                                                           168,576          139,416
                                                                                         ---------        ---------
LONG-TERM LIABILITIES
    Bank loan                                                                               80,000           90,000
    Deferred income                                                                            912            1,172
    Accrued severance pay, net                                                               1,408            1,169
    Convertible subordinated notes                                                          54,128           70,667
    Other long-term liabilities                                                                649            5,484
                                                                                         ---------        ---------
                                                                                           137,097          168,492
                                                                                         ---------        ---------
      Total liabilities                                                                    305,673          307,908
                                                                                         ---------        ---------

SHAREHOLDERS' EQUITY
     Ordinary shares of NIS 0.1 par value: Authorized - 100,000,000 shares;
     Issued and outstanding -36,920,685 shares and 36,667,070 shares, respectively             805              800
    Additional paid-in capital                                                             325,840          321,230
    Accumulated deficit                                                                   (244,504)        (242,561)
    Treasury stock, at cost 14,898 shares                                                     (103)            (103)
                                                                                         ---------        ---------
      Total shareholders' equity                                                            82,038           79,366
                                                                                         ---------        ---------
      Total liabilities and shareholders' equity                                         $ 387,711        $ 387,274
                                                                                         =========        =========

The accompanying notes are an integral part of these interim consolidated financial statements.

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                         For the three months          For the six months
                                                            ended June 30,               ended June 30,
                                                       -----------------------      ------------------------
                                                         2002           2001           2002           2001
                                                       --------      ---------      ---------      ---------
                                                             (Unaudited)                   (Unaudited)
NET REVENUES                                           $ 92,176      $  80,372      $ 178,298      $ 124,240

COST OF REVENUES                                         42,221         54,109         83,251         69,671
                                                       --------      ---------      ---------      ---------
Gross profit                                             49,955         26,263         95,047         54,569
                                                       --------      ---------      ---------      ---------

OPERATING EXPENSES
    Research and development, net                         6,841          5,364         13,848          8,439
    In process research and development                      --         46,650             --         46,650
    Selling, marketing and administrative expenses       37,374         83,220         70,509        102,293
    Litigation expenses                                   5,201         27,760          5,201         29,266
    Amortization of intangible assets                     1,816          2,140          3,632          2,140
    Write-down of investment                                 --          3,435             --          3,986
                                                       --------      ---------      ---------      ---------
Total operating expenses                                 51,232        168,569         93,190        192,774
                                                       --------      ---------      ---------      ---------
Operating income (loss)                                  (1,277)      (142,306)         1,857       (138,205)

FINANCING EXPENSES, NET                                   1,341          3,991          5,017          5,360

OTHER INCOME                                              1,720             --          1,720             --
                                                       --------      ---------      ---------      ---------
Loss before income taxes                                    898        146,297          1,440        143,565

   INCOME TAX BENEFIT (EXPENSE)                            (402)           (80)          (504)         1,416
                                                       --------      ---------      ---------      ---------
Loss after income taxes                                  (1,300)      (146,377)        (1,944)      (142,149)

COMPANY'S SHARE IN LOSSES OF AN
  AFFILIATE                                                  --             --             91             --
                                                       --------      ---------      ---------      ---------
   Net loss before extraordinary item                    (1,300)      (146,377)        (2,035)      (142,149)
EXTRAORDINARY GAIN ON PURCHASE OF
  COMPANY'S CONVERTIBLE NOTES                                --             --             92             --
                                                       --------      ---------      ---------      ---------
Net income (loss) for the period                       $ (1,300)     $(146,377)     $  (1,943)     $(142,149)
                                                       ========      =========      =========      =========
EARNINGS PER SHARE

Basic:
   Income (loss) before extraordinary item             $  (0.04)     $   (4.70)     $   (0.06)     $   (4.96)
   Extraordinary gain                                        --             --           0.01             --
                                                       --------      ---------      ---------      ---------
   Net earnings (loss) per share                       $  (0.04)     $   (4.70)     $   (0.05)     $   (4.96)
                                                       ========      =========      =========      =========

Diluted:
   Income (loss) before extraordinary item             $  (0.04)     $   (4.70)     $   (0.06)     $   (4.96)
   Extraordinary gain                                        --             --           0.01             --
                                                       --------      ---------      ---------      ---------
   Net earnings (loss) per share                       $  (0.04)     $   (4.70)     $   (0.05)     $   (4.96)
                                                       ========      =========      =========      =========
WEIGHTED AVERAGE NUMBER OF SHARES
Basic                                                    36,798         31,167         36,756         28,671
                                                       ========      =========      =========      =========

Diluted                                                  36,798         31,167         36,756         28,671
                                                       ========      =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
              INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                    Additional
                                         Share        paid-in      Accumulated     Treasury
                                        capital       capital        deficit         stock          Total
                                        -------     ----------     -----------     --------       --------
Balance as of
   December 31, 2001                      $800       $321,230       $(242,561)       $(103)       $ 79,366

Exercise of options                          2            684              --           --             686

Issuance of shares in settlement of
litigation                                   3          3,926                                        3,929
Net loss for the period                                                (1,943)                      (1,943)
                                          ----       --------       ---------        -----        --------
Balance as of June, 2002                  $805       $325,840       $(244,504)       $(103)       $ 82,038
                                          ====       ========       =========        =====        ========

The accompanying notes are an integral part of these interim consolidated financial statements.

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                   For the six months ended
                                                                                          June 30,
                                                                                   ------------------------
                                                                                     2002           2001
                                                                                   --------      ---------
                                                                                         (Unaudited)
CASH FLOWS - OPERATING ACTIVITIES
  Net loss                                                                         $ (1,943)     $(142,149)
  Adjustments to reconcile net loss to net cash used in operating activities -
     Income and expenses not affecting operating cash flows:
      Amortization of unearned compensation                                              --            120
      Grant of options                                                                   --          8,963
      Non-cash compensation                                                              --         14,839
      Decrease in long-term deferred income                                            (260)            --
      Depreciation and amortization                                                   8,826          2,945
      In process research and development                                                --         46,650
      Extraordinary gain on purchase of Company's convertible notes                     (92)            --
      Company's share on losses of an affiliate                                          91             --
      Write-down of investments                                                          --          3,986
      Amortization of other long-term assets                                          1,483             --
      Gain on sale of an impaired investment                                         (1,720)            --
      Other                                                                              12             54
     Changes in operating assets and liabilities:
      Increase in trade receivables                                                 (10,169)        (1,665)
      Increase in prepaid expenses and other receivables                             (2,060)           (30)
      Decrease in inventories (1)                                                     2,803          7,908
      Increase in accounts payable, accrued expenses and other long-term
        liabilities                                                                   1,771         45,390
                                                                                   --------      ---------
            Net cash-operating activities                                            (1,258)       (12,989)
                                                                                   --------      ---------

CASH FLOWS - INVESTING ACTIVITIES
  Purchase of fixed assets, net                                                      (5,177)          (686)
  Investment in other long-term assets                                               (1,250)            --
  Investments, deposits and securities, net                                             970           (506)
  Proceeds from sale of subsidiary's operations                                         144             --
  Proceeds from sale of an impaired investment                                        1,720             --
  Investment in an affiliate                                                           (151)
  Payment for business acquired (Appendix A)                                         (1,286)      (108,888)
                                                                                   --------      ---------
            Net cash-investing activities                                            (5,030)      (110,080)
                                                                                   --------      ---------

CASH FLOWS - FINANCING ACTIVITIES
  Purchase of convertible notes                                                     (16,770)            --
  Proceeds from exercise of options                                                     686         20,169
  Increase in long-term loans                                                            --        100,000
  Repayment of long-term loans                                                           --            (10)
  Repayment of liability to Coherent                                                   (347)            --
  Decrease in short-term bank debt                                                  (23,401)            --
  Increase in short-term bank debt                                                   40,000         45,000
                                                                                   --------      ---------
            Net cash-financing activities                                               168        165,159
                                                                                   --------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (6,120)        42,090
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     31,400         43,396
                                                                                   --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 25,280      $  85,486
                                                                                   ========      =========

CASH PAID DURING THE PERIOD IN RESPECT OF:
   Income taxes                                                                    $    289      $     291
                                                                                   ========      =========

   Interest                                                                        $  4,989      $   2,887
                                                                                   ========      =========

(1)   Including finished goods used in operations.

The accompanying notes are an integral part of these interim consolidated financial statements.

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                For the six months ended
                                                                        June 30,
                                                                ------------------------
                                                                  2002            2001
                                                                ---------      ---------
Appendix A - Payments for business acquired                            (Unaudited)
    Current assets                                                    259        (71,343)
    Fixed assets                                                       --         (5,223)
    Current liabilities                                                --         39,263
    In process research and development                                --        (46,650)
    Goodwill and other intangibles                                 (2,098)      (133,469)
    Liability in respect to acquisition                               553          6,000
                                                                ------------------------
                                                                   (1,286)      (211,422)
                                                                ------------------------

    Less - amount acquired by issuance of shares                       --         89,630
    Less - amount acquired by issuance of subordinated note            --         12,904

                                                                ---------      ---------
                                                                $  (1,286)     $(108,888)
                                                                =========      =========

                                                                For the six months ended
                                                                       June 30,
                                                                ------------------------
                                                                  2002          2001
                                                                  -----        ------
                                                                      (Unaudited)
      Appendix B - Non cash activities

          Conversion and repurchase of notes                        323        10,290
                                                                  =====        ======

          Non cash compensation                                      --         1,423
                                                                  =====        ======

          Grant of options to bank                                   --         9,704
                                                                  =====        ======

          Issuance of shares in settlement of a litigation        3,929            --
                                                                  =====        ======

The accompanying notes are an integral part of these interim consolidated financial statements.

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Lumenis Ltd. (the "Company") and its subsidiaries (collectively "the Group") as of June 30, 2002 and for the three month and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K"). The results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

      Certain prior period balances have been reclassified to conform to current period presentation.

Note 2 - NEW ACCOUNTING PRONOUNCEMENT

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" under which pre-existing goodwill will no longer be amortized. Intangible assets will continue to be amortized over their useful lives. The criteria for recognizing an intangible asset have also been revised. SFAS 142 also requires that goodwill be tested for impairment initially within one year of adoption and at least annually thereafter. If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of accounting change. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. As of June 30, 2002 the Company completed its review for impairment of goodwill and found no indication of impairment of its approximately $84 million of goodwill. The Company intends to re-evaluate its goodwill for impairment during the fourth quarter of 2002 as part of the required annual impairment evaluation. For the three and six months periods ended June 30, 2001 goodwill amortization expenses amounted to $993 and $993, respectively.

      In June 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS 143 will have on its financial position and results of operations, it does not expect such impact to be material.

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 2 - NEW ACCOUNTING PRONOUNCEMENT (CONT.)

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

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13") This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB 30 will be used to classify gains and losses from extinguishments of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to existing pronouncements.

      In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 3 - MERGERS AND ACQUISITIONS

      On April 30, 2001 (the "Closing"), the Group acquired from Coherent, Inc. ("Coherent") all of the assets and assumed certain liabilities of the Coherent Medical Group ("CMG"), Coherent's medical group division. The assets acquired included among other things, plant, equipment, certain technology, goodwill and other physical property. CMG focuses on solid-state lasers and diode lasers that are developed for aesthetic, surgical and ophthalmic applications. The core CMG technologies are in the area of lasers, optics, embedded software, electronic controllers, power supplies, and mechanical design.

            Pro Forma Financial Results:

            The following selected unaudited pro forma results of operations for six months ended June 31, 2001 of the Group and CMG, have been prepared assuming the CMG acquisition occurred at the beginning of 2001.

                                                           For the six months
                                                                  ended
                                                              June 30, 2001
                                                           ------------------
                                                               (Unaudited)
                                                           ------------------

            Net Revenues                                       $ 185,183
            Net loss                                           $ (99,061)
            Basic net loss per share                           $   (3.07)
            Diluted net loss per share                         $   (3.07)

            Weighted average number of shares used in
              calculation of basic net loss per share             32,293
            Weighted average number of shares used in
              calculation of diluted net loss per share           32,293

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

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 4 - TRADE RECEIVABLES

      The trade receivables as of June 30, 2002 and December 31, 2001 are presented net of allowance for doubtful accounts of $17,629 and $19,744, respectively and provision for returns of $2,318 and $2,849, respectively.

Note 5 - INVENTORIES

      Inventories are composed of the following:

                              June 30,      December 31,
                                2002            2001
                             -----------    ------------
                             (Unaudited)
                             -----------

      Raw materials            $19,013        $29,718
      Work in process           13,593         14,835
      Finished products         44,274         39,061
                               -------        -------
                               $76,880        $83,614
                               =======        =======

Note 6 - SEGMENT INFORMATION

      A.    REPORTABLE SEGMENTS

            Commencing January 1, 2002, the Company began to evaluate its business on the basis of four separate business units, as follows:
            Aesthetics, Ophthalmic, Surgical, and Other. Those business units were identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's decision makers in deciding how to allocate resources to these segments are net revenues and gross profit.

                                     For the three months ended June 30, 2002
                         -------------------------------------------------------------------
                         Aesthetics     Ophthalmic     Surgical      Other      Consolidated
                         ----------     ----------     --------     -------     ------------
      Net Revenues        $40,829        $21,066        $13,306     $16,975       $ 92,176

      Gross Profit        $28,441        $ 9,696        $ 7,545     $ 4,273       $ 49,955

                                      For the Six months ended June 30, 2002
                         -------------------------------------------------------------------
                         Aesthetics     Ophthalmic     Surgical      Other      Consolidated
                         ----------     ----------     --------     -------     ------------
      Net Revenues        $77,991        $38,969        $27,932     $33,406       $178,298

      Gross Profit        $54,162        $17,951        $15,463     $ 7,471       $ 95,047

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 6   - SEGMENT INFORMATION (CONT.)

                                                       For the periods
                                                     ended June 30, 2001
                                                -----------------------------
                                                Three months       Six months
                                                ------------       ----------
                                                          (Unaudited)
                                                -----------------------------

      Net Revenues
        Surgical aesthetics and ophthalmic        $  74,620         $ 112,588
        Dental                                        2,423             5,177
        Industrial                                    3,329             6,475
                                                  ---------         ---------
          Consolidated                            $  80,372         $ 124,240
                                                  =========         =========
      Operating income (loss)
        Surgical aesthetics and ophthalmic        $(141,656)        $(137,746)
        Dental                                         (963)           (1,162)
        Industrial                                      313               703
                                                  ---------         ---------
          Consolidated                             (142,306)         (138,205)
      Financing expenses, net                         3,991             5,360
                                                  ---------         ---------
      Income before income taxes                  $ 146,297         $(143,565)
                                                  =========         =========

      B.    GEOGRAPHIC INFORMATION:

            The following presents net revenues based on the location of the customer:

                                    For the six months      For the three months
                                       ended June 30,           ended June 30,
                                   ---------------------     -------------------
                                     2002         2001         2002        2001
                                   --------     --------     -------     -------
                                        (Unaudited)               (Unaudited)

      Net Revenues
         North and Latin America   $ 91,118     $ 55,079     $46,814     $38,618
         Europe                      30,281       25,864      14,420      14,973
         Asia                        49,384       35,746      26,634      23,013
         Israel                       1,954        1,155       1,207         517
         Other                        5,561        6,396       3,101       3,251
                                   --------     --------     -------     -------
         Consolidated              $178,298     $124,240     $92,176     $80,372
                                   ========     ========     =======     =======

                                  June 30,   December 31,
                                    2002         2001
                                  --------   ------------
                                        (Unaudited)
      Assets
      North and Latin America     $232,446     $193,866
      Europe                        80,771       88,446
      Asia                          18,778       34,023
      Israel                        55,716       70,939
                                  --------     --------
      Consolidated                $387,711     $387,274
                                  ========     ========

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 7 -- FINANCING ACTIVITIES

      On March 26, 2002, the Company entered into new agreements with Bank Hapoalim for a new four year loan in the amount of $70,667, the proceeds of which will be used to repay the Company's existing convertible subordinated notes due September 1, 2002 in the amount of $54,128 and to repay borrowings of $16,489 under its revolving credit agreement. The $70,667 loan matures four years from date of drawdown and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. The Company expects to draw down the loan in August 2002. The Company also increased its revolving credit facility to $35,000 from $20,000. In connection with these loan and credit facilities, the Company is obligated to pay Bank Hapoalim a $4,000 fee.

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

      In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs which were taken in 1999 (inventory and other charges of approximately $30,050; bad debt charges of $13,430; and litigation expenses of $4,400) and 2001 (write-down of accounts receivable of $14,043 and write-downs of inventory and other charges (amounts not given)). On May 15, 2002, the Company learned that the SEC had issued a formal order of investigation on these matters, including as to whether, in connection therewith, the Company, in prior periods, may have overstated revenues and related income and failed to maintain proper books and records and a proper system of internal controls. The Company is continuing to collect and submit documents and information responsive to the SEC request. As of the date hereof, the Company has produced to the SEC approximately 30,000 pages of documents, consisting primarily of distribution agreements, invoices and general ledger entries for distributor sales, as well as correspondence with auditors. Additionally, in connection with the SEC investigation, the Company is currently conducting additional reviews with respect to the above-referenced matters. The Company is continuing to cooperate with the SEC, but is unable to predict the duration or outcome of this process.

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 8 - CONTINGENT LIABILITIES (CONT.)

      During March, April and May 2002, eight purported class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of purchasers of Lumenis securities between January 2 and February 28, 2002 (the "Class Period"). The named defendants include, in addition to the Company, certain present and former officers and directors of the Company, including Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaints generally allege that the defendants violated U.S. Federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about the Company's operations even as the Company knew it was being investigated by the United States Securities and Exchange Commission ("SEC") and that its distributors had been contacted by the SEC.

      The Company has been served with a summons and complaint in some but not all of these actions. There is currently pending before the Court a motion by plaintiffs to appoint a lead plaintiff and for approval of selection of lead counsel. Upon the disposition of this motion, it is anticipated that a consolidated complaint will be filed. The Company's time to respond to the complaints has been extended, and it is anticipated that, following the appointment of a lead plaintiff and approval of lead class counsel, and subject to review and evaluation of any consolidated complaint that is filed, the Company will file a motion to dismiss for failure to state a claim and failure to plead fraud with particularity as required by the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure.

      In May 2002, another purported class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's securities between August 2, 2001 and May 7, 2002 (the "Extended Class Period"). In addition to the Company, the named defendants include certain present and former officers and directors of the Company, including Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaint alleges that the defendants violated U.S. Federal securities laws by making a series of material misrepresentations to the market during the Extended Class Period regarding the Company's financial performance, successful execution of its business plan and strong demand for the Company's products, thereby artificially inflating the price of Lumenis securities. The Company has not been served with a summons and complaint in this action.

      The Company believes that all the allegations and claims in all of the above purported class action lawsuits are baseless, and the Company intends to vigorously defend against them.

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 8 - CONTINGENT LIABILITIES (CONT.)

      On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against the plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999, the Company and the three affiliated entities filed a response to Light Age's demand. Light Age claimed that it incurred damages of up to $41,447, including interest. A hearing on the merits was held in December 2001 and closing arguments were held on January 30, 2002. On or about June 12, 2002 the Company was advised that the arbitrators issued an interim award to Light Age in the amount of approximately $6,880 plus interest. On or about July 25, 2002, the Company was advised that the arbitrators issued a final award in the amount of approximately $9,143, which includes pre-judgment interest, an award of certain out of pocket costs incurred by Light Age, and an increase of approximately $375 due to a computational error made by the arbitrators. The final award substantially exceeded the Company's accrual for this matter, requiring the Company to take a charge of $5,201 for the three month period ended June 30, 2002 in addition to its remaining reserve of $4,600. The request by Light Age for approximately $2,780 in attorneys' fees and disbursements was denied in its entirety. Approximately $180 of Light Age's request for reimbursement for out-of-pocket-costs and $36 of Light's request for prejudgment interest was also denied. On or about July 26, 2002, Light-Age filed an application in the Superior Court of the State of New Jersey, Somerset County, to confirm the final arbitration award. The Company's response to the application to confirm must be filed with the court on or before August 15, 2002, and the hearing is scheduled to take place on August 22, 2002. The parties are discussing a possible settlement of this matter.

      On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to Federal Court. The lawsuit was removed to the U.S. District Court for the

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 8 - CONTINGENT LIABILITIES (CONT.)

      Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act as well as lender liability and unconscionable conduct. In March 2002, the Plaintiffs filed a motion to amend their complaint to dismiss the class action and securities allegations and to add several new plaintiffs and in June 2002, the motion was granted. The plaintiffs have filed a motion to remand the cases to State Court. The Company denies the allegations and will continue to defend this case vigorously. No assessment of likelihood of outcome or likely damages, if any, can be made at this time.

      On October 12, 2001, Lumenis Inc., a subsidiary of the Company, commenced an action for patent infringement in the United States District Court for the Southern District of New York against Altus Medical Inc. ("Altus") seeking, among other things, an injunction and damages. The complaint alleges that Altus infringed two U.S. patents owned by Lumenis Inc. Altus answered the complaint denying that it was infringing the asserted patents and filed counterclaims seeking a declaratory judgment that the asserted patents are invalid and were not infringed. Lumenis filed a reply denying the material allegations of the counterclaims. Altus filed a motion seeking to transfer the action to the United States District Court for the Northern District of California ("NDCA") for the convenience of the parties and witnesses. Lumenis Inc. consented to the motion to transfer. On December 12, 2001 the action was transferred to the NDCA. The parties entered into a settlement agreement and license agreement, both effective as of June 11, 2002, pursuant to which Altus became a non-exclusive licensee under the patents at issue in this lawsuit.

      On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. ("Trimedyne") in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks (i) an injunction enjoining Trimedyne's infringement; (ii) an award of damages sustained by Lumenis as a result of such infringement; (iii) a trebling of such damage award; and (iv) an award of its costs and attorneys' fees incurred in the action. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis' material allegations of infringement and asserting counterclaims alleging that: (i) Trimedyne is entitled to a declaratory judgment that Trimedyne is not infringing the patents; (ii) Lumenis Inc. has violated certain U.S. and California antitrust and trade practices laws; (iii) Lumenis Inc. has disseminated false and misleading statements in violation of the California Business and Professions Code and/or California's trade libel laws; (iv) certain Lumenis Inc. products infringe Trimedyne's patents; (v) Lumenis has tortiously interfered with Trimedyne's prospective economic relationships; and (vi) Trimedyne is entitled to a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 8 - CONTINGENT LIABILITIES (CONT.)

      under a 1994 patent license. Trimedyne seeks: (i) an injunction enjoining Lumenis Inc. from the allegedly wrongful acts; (ii) unspecified damages arising from Lumenis Inc.'s allegedly wrongful acts and a trebling of such damages; (iii) Lumenis Inc.'s profits derived from Lumenis Inc.'s allegedly wrongful acts; (iv) unspecified punitive damages for Lumenis' allegedly wrongful acts; (v) a refund of the alleged royalty overpayment, plus interest thereon; and (vi) Trimedyne's costs and attorneys fees incurred in connection with this action. The Company believes the counterclaims are baseless, will vigorously defend against them and will continue to vigorously prosecute its claims against Trimedyne. On April 29, 2002, the Company moved to: (i) dismiss the federal and state antitrust counterclaims, the counterclaims for trade libel and the counterclaim for tortious interference with prospective economic relationships on the grounds that Trimedyne has failed to state a claim upon which relief can be granted; (ii) dismiss or stay the claims related to the 1994 patent license as those claims are subject to a compulsory arbitration clause; and (iii) strike certain of the affirmative defenses asserted by Trimedyne. On June 3, 2002, Trimedyne served an amended answer and counterclaims re-asserting all of the claims from its original complaint other than the claims relating to the 1994 patent license. The response to the amended answer and counterclaims is not yet due. The parties have commenced negotiations to attempt to settle this action.

      In addition to the actions described above or set forth in the 2001 Form 10-K, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above or in the 2001 Form 10-K) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

      The balance sheet as of June 30, 2002 includes an accrual of approximately $18,900 (including the provision of $ 8,873 due to the pending class-action lawsuits, as disclosed in the 2001 Form 10-K) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements,

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 8 - CONTINGENT LIABILITIES (CONT.)

      Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                     (In thousands, except per share data)

Note 9 - EARNINGS PER SHARE

                                             Three month ended                          Three month ended
                                               June 30, 2002                              June 30, 2001
                                    ---------------------------------        -----------------------------------
                                                                Per                                        Per
                                                                Share                                      Share
                                    Income        Shares       Amount         Income         Shares       Amount
                                    ------        ------       ------        --------        ------       ------
Net income (loss)                   (1,300)           --           --        (146,377)           --
                                    ======                                   ========

Basic earnings per share
Income (loss) before
    extraordinary items             (1,300)       36,798        (0.04)       (146,377)       31,167        (4.70)
Extraordinary gain                      --        36,798           --              --        31,167           --
                                    ======                      =====        ========                      =====
Income available to
    ordinary shareholders           (1,300)       36,798        (0.04)       (146,377)       31,167        (4.70)
                                    ======                      =====        ========                      =====
Effect of diluting securities
    Options                                           --                                         --
    Warrants                                          --                                         --
                                                  ------                                     ------
Diluted earnings per share
Income (loss) before
    extraordinary items             (1,300)       36,798        (0.04)       (146,377)       31,167        (4.70)
Extraordinary gain                      --        36,798           --              --        31,167           --
                                    ======                      =====        ========                      =====
Income (loss) available
    to ordinary shareholders        (1,300)       36,798        (0.04)       (146,377)       31,167        (4.70)
                                    ======                      =====        ========                      =====

                                              Six month ended                            Six month ended
                                               June 30, 2002                              June 30, 2001
                                    ---------------------------------        -----------------------------------
                                                                Per                                        Per
                                                                Share                                      Share
                                    Income        Shares       Amount         Income         Shares       Amount
                                    ------        ------       ------        --------        ------       ------
Net income (loss)                   (1,943)           --           --        (142,149)           --
                                    ======                                   ========

Basic earnings per share
Income (loss) before
    extraordinary items             (2,035)       36,756        (0.06)       (142,149)       28,671        (4.96)
Extraordinary gain                      92        36,756         0.01              --        28,671           --
                                    ======                      =====        ========                      =====
Income available to
    ordinary shareholders           (1,943)       36,756        (0.05)       (142,149)       28,671        (4.96)
                                    ======                      =====        ========                      =====
Effect of diluting securities
    Options                                           --                                         --
    Warrants                                          --                                         --
                                                  ------                                     ------
Diluted earnings per share
Income (loss) before
    extraordinary items             (2,035)       36,756        (0.06)       (142,149)       28,671        (4.96)
Extraordinary gain                      92        36,756         0.01              --        28,671           --
                                    ======                      =====        ========                      =====
Income (loss) available
    to ordinary shareholders        (1,943)       36,756        (0.05)       (142,149)       28,671        (4.96)
                                    ======                      =====        ========                      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lumenis Ltd. ("Lumenis" or "the Company") is a world leader in the design, manufacture, marketing and servicing of laser and light based systems for aesthetic, ophthalmic, surgical and dental applications. Lumenis offers a broad range of laser and intense pulsed light ("IPL") systems which are used in skin treatments, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, psoriasis, ear, nose and throat ("ENT"), gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, secondary cataracts, age-related macular degeneration, refractive eye correction, neurosurgery, dentistry and veterinary medicine.

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

On November 30, 2001, the Company completed the acquisition of the stock of FISMA Corporation, Instruments for Medicine & Diagnostics, Inc. and Instruments for Surgery (collectively "HGM") from the Estate of William H. McMahan ("McMahan"). HGM is a Salt Lake City developer and manufacturer of medical laser devices. The purchase price for HGM was $9.9 million in cash. This transaction expands the Company's ophthalmic product offerings, provides specialized technologies to help reduce the cost of manufacturing certain parts and accessories and enables the Company to transfer certain manufacturing operations from higher cost locations. The purchase included HGM's manufacturing facilities. In January 2002, the Company exercised its right of first refusal to purchase from McMahan the adjacent premises for the purchase price of $900,000.

In this Report, unless the context otherwise requires, all references to the "Company", "Lumenis", "We" or "Our" are to Lumenis Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 COMPARED WITH THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 (In thousands of U.S. Dollars, except per share data)

The Company reported net revenues of $92,176 and $178,298 for the three and six-months ended June 30, 2002, respectively, compared to net revenues of $80,372 and $124,240 for the three and six-months ended June 30, 2001, respectively. The net loss for the three and six-months ended June 30, 2002 was $1,300 and $1,943, respectively, or a diluted net loss per share of $0.04 and $0.05, respectively, compared to a net loss of $146,377 and $142,149 for the three and six-months ended June 30, 2001, respectively, or a diluted net loss per share of $4.70 and $4.96, respectively. Commencing January 1, 2002, we began to evaluate our business based on four separate business units, as follows:
Aesthetics, Ophthalmic, Surgical, and Other. These business units are identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's senior management in deciding how to allocate resources to these segments is net revenues and gross profit.

Revenues. The Company's net revenues increased by 15% to $92,176 for the three months ended June 30, 2002 compared to $80,372 for the three months ended June 30, 2001. The Company's net revenues increased by 44% to $178,298 for the six months ended June 30, 2002 compared to $124,240 for the six months ended June 30, 2001. The increase in sales reflects mainly the contribution from the CMG acquisition.

By business unit, revenues for the three and six months ended June 30, 2002 compared to actual reported revenues for the three and six months ended June 30, 2001 and compared to pro-forma revenues for the same periods adjusted as if the acquisition of CMG had occurred as of January 1, 2001 are shown below.

----------------------------------------------------------------------------------------
                                            Three months ended       Three months ended
                      Three months ended    June 30, 2001, pro-      June 30, 2001, as
        Segment         June 30, 2002          forma for CMG              reported
----------------------------------------------------------------------------------------
       Aesthetic           $ 40,829               $ 37,594               $ 35,284
----------------------------------------------------------------------------------------
      Ophthalmic             21,066                 16,842                 15,226
----------------------------------------------------------------------------------------
       Surgical              13,306                 14,838                 13,703
----------------------------------------------------------------------------------------
         Other               16,975                 18,380                 16,159
----------------------------------------------------------------------------------------
         Total             $ 92,176               $ 87,654               $ 80,372
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                            Six months ended June
                    Six months ended June       30, 2001, pro-     Six months ended June
       Segment             30, 2002             forma for CMG      30, 2001, as reported
----------------------------------------------------------------------------------------
      Aesthetic            $ 77,991               $ 85,155               $ 60,957
----------------------------------------------------------------------------------------
      Ophthalmic             38,969                 34,403                 15,226
----------------------------------------------------------------------------------------
       Surgical              27,932                 29,288                 20,371
----------------------------------------------------------------------------------------
        Other                33,406                 36,337                 27,686
----------------------------------------------------------------------------------------
        Total              $178,298               $185,183               $124,240
----------------------------------------------------------------------------------------

The increase in revenues for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, on a pro-forma basis for the CMG acquisition, is mainly due to the higher sales of our IPL photorejuvenation products in the Aesthetic unit and higher sales of our refractive products and our recently introduced Selecta II system for the treatment of glaucoma in the Ophthalmic unit.

The decrease in revenues for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, on a pro-forma basis for the CMG acquisition, is mainly due to higher than usual sales of CMG hair removal products prior to the acquisition, offset in part by the increase in sales mainly due to the introduction of the new Selecta and refractive products in the Ophthalmic unit.

Gross Profit. Gross profit increased by 90% to $49,955 for the three months ended June 30, 2002 from $26,263 for the three months ended June 30, 2001. Excluding write downs of inventory and other charges, mainly in connection with the acquisition of CMG, in the total amount of $17,569 for the three months ended June 30, 2001, gross profit increased by 14%. As a percentage of sales, the gross profit was 54% in the three months ended June 30, 2002, compared to 55%, excluding write-down of inventory and other-charges in the same period in 2001. Gross profit increased by 74% to $95,047 for the six months ended June 30, 2002 from $54,569 for the six-month period ended June 30, 2001. Excluding write down of inventory and other charges, gross profit increased by 32% for the six months ended June 30, 2002. As a percentage of sales, the gross profit was 53% in the six months ended June 30, 2002 compared to 58% excluding write-downs of inventory and other charges, in the same period in 2001.

The increase in gross profit, excluding write downs of inventory and other charges, in the three and six months ended June 30, 2002 was due principally to the CMG acquisition and from the higher sales of IPL and Ophthalmic products in the three-month period ended June 30, 2002.

The decrease in gross profit, excluding write down and other charges, as a percentage of sales in the three and six months ended June 30, 2002 stems from the inherently lower margins of the CMG product lines and was also affected by sales of lower margin products, principally in the Surgical and Ophthalmic units, in 2002 compared to last year.

Research and Development, net. Net research and development costs increased by 28% to $6,841 for the three months ended June 30, 2002 from $5,364 in the same period in 2001. As a percentage of sales, research and development costs were 7% in the three-month period ended June 30, 2002 and 2001. Net research and development costs increased by 64% to $13,848 for the six months ended June 30, 2002 from $8,439 in the same period in 2001. As a percentage of sales, research and development costs were 8% and 7% in the six-month period ended June 30, 2002 and 2001, respectively.

The increase in research and development costs in the three and six months ended June 30, 2002 is due mainly to the contribution from CMG activities.

In process research and development. In process research and development expenses in the three and six months ended June 30, 2001 in the amount of $46,650, represents the fair value allocated to in process research and development of the CMG acquisition, based upon an independent valuation.

Selling, Marketing and Administrative expenses. Selling, Marketing and Administrative expenses decreased by 55% to $37,374 for the three months ended June 30, 2002 compared to $83,220 for the same period in 2001. As a percentage of sales, Selling, Marketing and Administrative expenses in the three months ended June 30, 2002 were 41% compared to 104% in the same period in 2001. As a percentage of sales, excluding one time charges in the amount of approximately $53,955 mainly in connection with the CMG acquisition, Selling, Marketing and Administrative expenses in the three months ended June 30, 2001 were 36%.

Selling, Marketing and Administrative expenses decreased by 31% to $70,509 for the six months ended June 30, 2002 compared to $102,293 for the same period in 2001. As a percentage of sales, Selling, Marketing and Administrative expenses in the six-month period ended June 30, 2002 were 40% compared to 82% in the same period in 2001. As a percentage of sales, Selling, Marketing and Administrative expenses in the six months ended June 30, 2002 and 2001, excluding one time charges in the amount of $56,292 during the six months ended June 30, 2001, were 40% and 37%, respectively.

Selling, Marketing and Administrative expenses for the three months ended June 30, 2001 include unusual charges, mainly in connection with the CMG acquisition as follows:

* Write-down of accounts receivable mainly in connection with terminated distributors of $12,673 in the three months ended June 30, 2001 and $14,043 in the six months ended June 30, 2001.

*     Severance for terminated employees of $2,188.

*     Retention bonuses of $6,824.

* Costs incurred for outside consultants, travel costs during the integration and other integration costs of $3,048.

* Approximately $5,537 relating to accrued future lease costs of closed or unused facilities and relocation costs.

Other unusual charges in the three and six months ended June 30, 2001 also included as follows:

* Non-cash compensation related to special option grants and accelerated vesting of previously granted options in the amount of $23,685 in the three months ended June 30, 2001 and $24,651 in the six months ended June 30, 2001.

Selling, Marketing and Administrative expenses for the three and six months ended June 30, 2002, excluding one time expenses increased due to contribution from the CMG acquisition and due to higher legal and integration costs during the second quarter of 2002

Litigation expenses. Litigation expenses amounted to $5,201 for the three-month and six-month periods ended June 30, 2002, which resulted from the arbitration award in the Light Age matter (see Part II Item 1- "Legal Proceedings", below) compared to $27,760 and $29,266 for the three and six-month periods ended June 30, 2001, respectively, which represented management's estimate of the Company's potential exposure relating to certain legal proceedings, claims and litigation, including but not limited to the class action settlement, Light Age and other matters.

Amortization of intangible assets. Amortization of intangible assets of $1,816 and $3,632 for the three and six months ended June 30, 2002, respectively, compared to $2,140 for the three and six-month periods ended June 30, 2001, include amortization of intangible assets arising from the CMG acquisition. Amortization in the three and six months ended June 30, 2001 include two months of amortization of the identified intangible assets and goodwill arising from the CMG acquisition compared to the three and six months ended June 30, 2002 which included only amortization of identified intangibles.

Write down of investments. Write downs of investments for the three months and six months ended June 30, 2001 of $3,435 and $3,986 respectively, represent mainly impairment of value of investments in affiliated companies, principally the Company's investment in Galil Medical Ltd.

Other income. Other income for the three months and six months ended June 30, 2002 of $1,720 represents the capital gain arising from the sale of the investment in Galil Medical Ltd., an investment for which the Company took an impairment reserve in 2001. Based on the terms of the sale the Company has the right to receive additional consideration in the event of a sale or public offering by Galil for a period of two years.

Financing expenses, net. For the three months ended June 30, 2002, financing expenses were $1,341 compared to financing expenses of $3,991 in the same period in 2001. For the six months ended June 30, 2002, financing expenses were $5,017 compared to financing expenses of $5,360 in the same period in 2001.

The decrease in financing expenses for the three months ended June 30, 2002 is mainly due to an exchange gain of $1,816 compared to an exchange loss of $867 in the three months ended June 30, 2001. The exchange gain resulted principally from the Company's net asset position in Euros, which appreciated approximately 12% against the U.S. dollar in the second quarter of 2002.

The decrease in financing expenses in the six months ended June 30, 2002 is mainly due to the exchange gain offset by an increase in interest expenses relating to the CMG acquisition and lower cash balances.

Income Tax Benefit (expense). Income tax expense in the three months ended June 30, 2002 was $402 compared to $80 in the same period last year. Tax expense for the six months ended June 30, 2002 was $504 compared with a tax benefit of $1,416 in the period ended June 30, 2001. In April 2001, the Company reached a final agreement with the Israeli tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain of $1,600 from reversal of the accrual recorded in previous years. The (Israel) Law for Amendment of the Income Tax Ordinance (the "New Law") was enacted on July 24, 2002. The New Law will have a significant impact on international investments of Israeli companies. The New Law may also affect the local taxation of individuals and companies such as Lumenis. The Company is assessing the potential impact of the New Law on the Company.

Company's share on losses of affiliates. For the six months ended June 30, 2002, the Company's share in Aculight (UK) Limited's losses amounted to $91. In the three months ended June 30, 2002 the effect of the Company's share in the losses of Aculight (UK) Limited were offset by realizing a portion of deferred income that resulted from the sale of products to Aculight in 2001.

Extraordinary gain on purchase of Company's convertible notes. For the six months ended June 30, 2002, extraordinary gain on the purchase of the Company's convertible notes was $92.

Net Income (loss). As a result of the foregoing factors, the Company's net loss was $1,300 for the three months ended June 30, 2002 compared to net loss of $146,377 in the same period in 2001. The Company's net loss was $1,943 for the six months ended June 30, 2002 compared to net loss of $142,149 in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands of dollars)

As of June 30, 2002, the Company had cash and cash equivalents of $25,280 compared to $31,400 on December 31, 2001. The decrease of $6,120 is mainly attributable to:

Operating activities

For the six months ended June 30, 2002, cash used for operating activities was $1,258, attributable mainly to a $7,655 increase in operating assets and liabilities that resulted from an increase in trade receivables of $10,169 and prepaid expenses and other receivables of $2,060 partially offset by an increase in accounts payable, accrued expenses and other long-term liabilities of $1,771 and a decrease in inventory of $2,803. The increase in trade receivables was due to the effect of foreign currency translation of approximately $4,221 and to processing difficulties associated with the integration of the accounting systems of ESC and CMG. The decrease in inventory resulted from ongoing efforts to decrease inventory levels. An increase of $5,201 in accrued expenses is attributable to the increase in the Light Age arbitration award provision. $10,022 of the decrease in accounts payable and accrued expenses was for payments of previously accrued one-time charges in respect of the CMG acquisition, of which $4,902 was paid for severance and retention bonuses, $2,573 was paid in respect of integration costs and $2,547 was paid mainly for termination of agreements with distributors and lease agreements of abandoned facilities for which no sub-lease has been arranged. The remaining balance of the accrued one-time integration expenses in the amount of $6,859 is expected to be paid before the end of this year

Investing Activities

For the six months ended June 30, 2002, cash used for investing activities was approximately $5,030. Investment in fixed assets was $5,177, which includes an investment of approximately $900 for an additional manufacturing facility in Salt Lake City. Payments of $1,286 were made in respect of liabilities related to the acquisition of CMG and HGM that were paid during this period and $1,250 was used for other long-term investments. The sale of the investment in Galil Medical Ltd. resulted in proceeds of $1,720.

Financing Activities

For the six months ended June 30, 2002, cash provided by financing activities was $168. A net total of $16,489 was provided by borrowings under the revolving credit agreement with Bank Hapoalim offset by payments of $16,770 to repurchase a portion of the Company's convertible subordinated notes due September 1, 2002.

On March 26, 2002, the Company entered into new agreements with Bank Hapoalim for a new four year loan in the amount of $70,667, the proceeds of which will be used to repay the Company's existing convertible subordinated notes due September 1, 2002 in the amount of $54,128 and to repay $16,489 outstanding under the revolving credit agreement. The $70,667 loan matures four years from draw down and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. The Company also increased its revolving credit facility to $35,000 from $20,000. In connection with these loan and credit facilities, the Company is obligated to pay Bank Hapoalim a $4,000 fee.

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

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following:

      o The Company is the subject of an investigation by the U.S. Securities and Exchange Commission with respect to its relationship with distributors, and certain charges and write-offs taken. The Company and several officers and directors have been named as defendants in several purported class action lawsuits (see Part II, Item 1- "Legal Proceedings", below) alleging violations of U.S. Federal securities laws.

      o The Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders' equity. This requires the Company to dedicate a substantial portion of its cash flow to debt service, could impair its ability to obtain additional financing for capital expenditures or other purposes, hinder its ability to adjust rapidly to changing market conditions, and could make the Company more vulnerable in the event of a downturn in its business or further deterioration of general economic conditions. Since much of the Company's debt is at floating rates, an increase in interest rates could adversely affect the Company.

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

      o The sales cycles for the Company's products may cause it to incur significant expenses without offsetting revenues.

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

Readers are cautioned not to place undue reliance on forward-looking statements made in this Report, or made in press releases or in oral presentations. Such forward-looking statements reflect management's analysis only as of the date such statements are made and the Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise subsequently. Readers should carefully review the risk factors set forth above and described elsewhere in this document, in the 2001 Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

CONDITIONS IN ISRAEL

General

      The Company is incorporated under the laws of the State of Israel, and much of its research and development, manufacturing and significant executive facilities are located in Israel. Accordingly, the Company is directly affected by political, economic and military conditions in Israel. The Company's operations would be materially adversely affected if major hostilities involving Israel should occur or if trade between Israel and its present trading partners should be curtailed.

Political Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Additionally, Israel is currently experiencing intense violence and terrorism and from time to time in the past, Israel has experienced civil unrest, primarily in the West Bank and in the Gaza Strip administered by Israel since 1967. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed pursuant to which certain territories in the West Bank and Gaza Strip were handed over to the Palestinian administration. The implementation of these agreements with the Palestinians representatives has been subject to difficulties and delays and a resolution of all of the differences between the parties remains uncertain. Recently the political conflict with the Palestinians has worsened. Since October 2000, there has been a significant increase in violence primarily in the West Bank and Gaza Strip, as well as in Israel itself, which intensified during 2001 and 2002. Negotiations between the parties have almost entirely ceased. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon. The Company cannot predict whether any other agreements will be entered into between Israel and its neighboring countries, whether a final resolution of the area's problem will be achieved, the nature of any resolution of this kind, or whether the current violence will continue and to what extent this violence will have an adverse impact on Israel's economic development, on the Company's operations in the future or what other effects it may have upon the Company.

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

      The September 11, 2001 terror attacks on the U.S. and the military response by the U.S. and its international allies in Afghanistan, have created additional uncertainty. The U.S. threatened war against Iraq, and increased interest in fighting terrorist groups activities in the Middle East, could more directly affect the Company's business.

Economic Conditions

      Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. The Israeli government has, for these and other reasons, intervened in various sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and foreign currency exchange rates. Until May 1998, Israel imposed restrictions on transactions in foreign currency. These restrictions affected the Company's operations in various ways, and also affected the right of non-residents of Israel to convert into foreign currency amounts they received in Israeli currency, such as the proceeds of a judgment enforced in Israel. Despite these restrictions, foreign investors who purchased shares with foreign currency are able to repatriate in foreign currency both dividends (after deduction of withholding tax) and the proceeds from any sale of shares. In 1998, the Israeli currency control regulations were liberalized significantly, as a result of which Israeli residents generally may freely deal in foreign currency and non-residents of Israel generally may freely purchase and sell Israeli currency and assets. There are currently no Israeli currency control restrictions on remittances of dividends on Ordinary Shares or proceeds from the sale of Ordinary Shares; however, legislation remains in effect, pursuant to which currency controls can be imposed by administrative action at any time. In addition, Israeli residents are required to file reports pertaining to certain types of actions or transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has fixed rate debt of approximately $67,032,000. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt.

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

In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs which were taken in 1999 (inventory and other charges of approximately $30,050,000; bad debt charges of $13,430,000; and litigation expenses of $4,400,000) and 2001 (write-down of accounts receivable of $14,043,000 and write-downs of inventory and other charges (amounts not given)). On May 15, 2002, the Company learned that the SEC had issued a formal order of investigation on these matters, including as to whether, in connection therewith, the Company, in prior periods, may have overstated revenues and related income and failed to maintain proper books and records and a proper system of internal controls. The Company is continuing to collect and submit documents and information responsive to the SEC request. As of the date hereof, the Company has produced to the SEC approximately 30,000 pages of documents, consisting primarily of distribution agreements, invoices and general ledger entries for distributor sales, as well as correspondence with auditors. Additionally, in connection with the SEC investigation, the Company is currently conducting additional reviews with respect to the above-referenced matters. The Company is continuing to cooperate with the SEC, but is unable to predict the duration or outcome of this process.

During March, April and May 2002, eight purported class action lawsuits were filed in the Untied States District Court for the Southern District of New York on behalf of purchasers of Lumenis securities between January 2 and February 28, 2002 (the "Class Period"). The named defendants include, in addition to the Company, certain present and former officers and directors of the Company, including Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaints generally allege that the defendants violated U.S. Federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about the Company's operations even as the Company knew it was being investigated by the United States Securities and Exchange Commission ("SEC") and that its distributors had been contacted by the SEC.

The Company has been served with a summons and complaint in some but not all of these actions. There is currently pending before the Court a motion by plaintiffs to appoint a lead plaintiff and for approval of selection of lead counsel. Upon the disposition of this motion, it is anticipated that a consolidated complaint will be filed. The Company's time to respond to the complaints has been extended. It is anticipated that, following the appointment of a lead plaintiff and approval of lead class counsel, and subject to review and evaluation of any consolidated complaint that is filed, the Company will file a motion to dismiss for failure to state a claim and failure to plead fraud with particularity as required by the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure.

In May 2002, another purported class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's securities between August 2, 2001 and May 7, 2002 (the "Extended Class Period"). In addition to the Company, the named defendants include certain present and former officers and directors of the Company, including Jacob Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaint alleges that the defendants violated U.S. Federal securities laws by making a series of material misrepresentations to the market during the Extended Class Period regarding the Company's financial performance, successful execution of its business plan and strong demand for the Company's products, thereby artificially inflating the price of Lumenis securities. The Company has not been served with a summons and complaint in this action.

The Company believes that all the allegations and claims in all of the above purported class action lawsuits are baseless, and the Company intends to vigorously defend against them.

On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against the plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999, the Company and the three affiliated entities filed a response to Light Age's demand. Light Age claims that it incurred damages of up to $41.4 million, including interest. A hearing on the merits was held in December 2001 and closing arguments were held on January 30, 2002. On or about June 12, 2002, the Company was advised that the arbitrators issued an interim award to Light Age in the amount of approximately $6.88 million plus interest. On or about July 25, 2002, the Company was advised that the arbitrators issued a final award in the amount of approximately $9.1 million, which includes pre-judgment interest, an award of certain out-of-pocket expenses incurred by Light Age, and an increase of approximately $375 thousand due to a computational error made by the arbitrators. The final award substantially exceeded the Company's accrual for this matter, requiring the Company to take a charge of $5.2 million for the three-month period ended June 30, 2002 in addition to its remaining reserve of $4.6 million. The request by Light Age for approximately $2.78 million in attorneys' fees and disbursements was denied in its entirety. Approximately $180,000 of Light Age's request for reimbursement of out-of-pocket costs and $36,000 of Light's request for pre-judgment interest was also denied. On or about July 26, 2002, Light Age filed an application in the Superior Court of the State of New Jersey, Somerset County, to confirm the final arbitration award. The Company's response to the application to confirm must be filed with the court on or before August 15, 2002, and the hearing is scheduled to take place on August 22, 2002. The parties are discussing a possible compromise of this matter.

On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to Federal Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act as well as lender liability and unconscionable conduct. In March 2002, the plaintiffs filed a motion to amend their complaint to dismiss the class action and securities allegations and to add several new plaintiffs and in June 2002, the motion was granted. The plaintiffs have filed a motion to remand the cases to State Court. The Company denies the allegations and will continue to defend this case vigorously. No assessment of likelihood of outcome or likely damages, if any, can be made at this time.

On October 12, 2001, Lumenis Inc., a subsidiary of the Company, commenced an action for patent infringement in the United States District Court for the Southern District of New York against Altus Medical Inc. ("Altus") seeking, among other things, an injunction and damages. The complaint alleges that Altus infringed two U.S. patents owned by Lumenis Inc. Altus answered the complaint denying that it was infringing the asserted patents and filed counterclaims seeking a declaratory judgment that the asserted patents are invalid and were not infringed. Lumenis filed a reply denying the material allegations of the counterclaims. Altus filed a motion seeking to transfer the action to the United States District Court for the Northern District of California ("NDCA") for the convenience of the parties and witnesses. Lumenis Inc. consented to the motion to transfer. On December 12, 2001 the action was transferred to the NDCA. The parties entered into a settlement agreement and license agreement, both effective as of June 11, 2002, pursuant to which Altus became a non-exclusive licensee under the patents at issue in this lawsuit.

On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. ("Trimedyne") in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks (i) an injunction enjoining Trimedyne's infringement; (ii) an award of damages sustained by Lumenis as a result of such infringement; (iii) a trebling of such damage award; and (iv) an award of its costs and attorneys' fees incurred in the action. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis' material allegations of infringement and asserting counterclaims alleging that: (i) Trimedyne is entitled to a declaratory judgment that Trimedyne is not infringing the patents;
(ii) Lumenis Inc. has violated certain U.S. and California antitrust and trade practices laws; (iii) Lumenis Inc. has disseminated false and misleading statements in violation of the California Business and Professions Code and/or California's trade libel laws; (iv) certain Lumenis Inc. products infringe Trimedyne's patents; (v) Lumenis has tortiously interfered with Trimedyne's prospective economic relationships; and (vi) Trimedyne is entitled to a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130,000 under a 1994 patent license. Trimedyne seeks: (i) an injunction enjoining Lumenis Inc. from the allegedly wrongful acts; (ii) unspecified damages arising from Lumenis Inc.'s allegedly wrongful acts and a trebling of such damages; (iii) Lumenis Inc.'s profits derived from Lumenis Inc.'s allegedly wrongful acts; (iv) unspecified punitive damages for Lumenis' allegedly wrongful acts; (v) a refund of the alleged royalty overpayment, plus interest thereon; and (vi) Trimedyne's costs and attorneys fees incurred in connection with this action. The Company believes the counterclaims are baseless, will vigorously defend against them and will continue to vigorously prosecute its claims against Trimedyne. On April 29, 2002, the Company moved to: (i) dismiss the federal and state antitrust counterclaims, the counterclaims for trade libel and the counterclaim for tortious interference with prospective economic relationships on the grounds that Trimedyne has failed to state a claim upon which relief can be granted;
(ii) dismiss or stay the claims related to the 1994 patent license as those claims are subject to a compulsory arbitration clause; and (iii) strike certain of the affirmative defenses asserted by Trimedyne. On June 3, 2002, Trimedyne served an amended answer and counterclaims re-asserting all of the claims from its original complaint other than the claims relating to the 1994 patent license. The response to the amended answer and counterclaims is not yet due. The parties have commenced negotiations to attempt to settle this action.

In addition to the actions described above or set forth in the 2001 Form 10-K, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above or in the 2001 Form 10-K) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

The balance sheet as of June 30, 2002 includes an accrual of $18,900,000 (including the provision of $8,873,000 due to the pending class-action lawsuits, as disclosed in the 2001 Form 10-K) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) During the three month period ended June 30, 2002, the Company issued 150,000 Ordinary Shares in partial satisfaction of its obligations under the previously disclosed settlement agreement with plaintiffs under a number of purported class action securities lawsuits filed in the fall of 1998. Said shares were issued in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933, as amended.

(d) Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting of the Company's shareholders on August 4, 2002 (the "Annual Meeting"). The following sets forth each matter which was presented to the Company's shareholders and voted upon at the meeting and the number of votes cast for and against as well as the number of abstentions for each such matter:

1. To elect the directors of the Company to serve until the next Annual General Meeting. The nominees for election were: Prof. Jacob A. Frenkel, Mr. Arie Genger, Dr. Bernard Couillaud, Mr. Aharon Dovrat, Mr. Philip Friedman, Mr. Thomas G. Hardy, Prof. Darrell S. Rigel, Mr. Sash A. Spencer, and Prof. Zehev Tadmor. This matter was approved by the following votes:

      FOR: 31,300,839   WITHHOLD: 258,797

In addition, Mr. Mark H. Tabak continues as an "Outside Director" appointed under the Israeli Companies Law.

2. To approve the appointment of Brightman, Almagor & Co., a member firm of Deloitte, Touche & Tohmatsu, as the Company's independent auditors to audit the consolidated financial statements of the Company and its subsidiaries for fiscal year 2002. This matter was approved by the following votes:

      FOR: 31,331,901   AGAINST: 209,204    ABSTAIN: 18,531

3. To approve the engagement of Mr. Thomas G. Hardy, a director of the Company, as a consultant of the Company. This matter was approved by the following votes:

      FOR: 28,917,684   AGAINST: 384,014    ABSTAIN: 2,257,938

4. To approve the compensation for 2002 of (i) the Company's directors and (ii) Prof. Jacob Frenkel and Mr. Arie Genger, the Chairman and Vice Chairman, respectively. This matter was approved by the following votes:

      FOR: 30,568,339   AGAINST: 943,928    ABSTAIN: 47,369

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      10.1 Consulting Agrement, dated April 18, 2002, between the Company and Thomas G. Hardy.

      (b) Reports on Form 8-K

      During the quarterly period ended June 30, 2002, on April 17, 2002 (Date of earliest event reported: April 4, 2002), the Company filed a Current Report on Form 8-K disclosing (under Item 5) the adoption by the Board of Directors of the Company of a short term shareholder Rights Plan and distribution of bonus rights.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Lumenis Ltd.


                                        /s/ Kevin Morano
                                        ----------------------------------------
Date: August 14, 2002                   By: Kevin Morano
                                            (Chief Financial Officer,
                                            and Duly Authorized Officer)

      EXHIBIT INDEX

10.1  Consulting Agreement, dated April 18, 2002, between the Company and Thomas
      G. Hardy.