Form 10-Q/A
period 2002-06-30
LUMENIS LTD
filed 2002-11-19
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                  Israel                                          N.A.\
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

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

                                  LUMENIS LTD.

                                   FORM 10-Q/A

                       For the Quarter Ended June 30, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION ...............................................  3
     ITEM 1. Financial Statements ...........................................  3
           1) Independent Accountant's Review Report ........................  3
           2) Consolidated Balance Sheets ...................................  4
           3) Consolidated Statements of Operations .........................  5
           4) Statement of Changes in Shareholders' Equity ..................  6
           5) Consolidated Statements of Cash Flows .........................  7
           6) Notes to Unaudited Condensed Consolidated Financial
                 Statements .................................................  9
     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................... 21
     ITEM 3. Quantitative And Qualitative Disclosures About Market Risk ..... 28

     This amendment on Form 10-Q/A (Amendment No. 1) is being filed to amend Items 1, 2 and 3 of Part I of the Quarterly Report of Lumenis Ltd. (the "Company") on Form 10-Q previously filed for the quarterly period ended June 30, 2002. During October 2002, the Company's management determined that a mistake had been made in the application of accounting principles with respect to certain derivative foreign exchange transactions, entered into by the Company in December 2001 and in January 2002 (see Note 2 to
     Part I, Item 1, below). Accordingly, this Amendment corrects and restates certain of the information previously set forth in said Items 1, 2 and 3 in order to correctly account for such derivative foreign exchange transactions. In addition: Note 8 to Part I has been revised to refer to new Note 11; a new Note 11 added, and Item 2 of Part I modified to reflect the subsequent events described in Note 11; and the Certifications, to the extent now required pursuant to Rule 13a-14, have been added to follow the signatures hereto.

     Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement and the subsequent events described in Note 11. All other information contained in this Quarterly Report on Form 10-Q/A (Amendment No. 1) is as of the date referenced for such information in the original filing or, if no date is referenced for information in the original filing, as of the date of such filing.

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

As discussed in Note 2, the interim consolidated financial statements as of June 30, 2002 and for the six- month and three-month periods then ended have been restated.

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv
August 4, 2002

(October 28, 2002 for the effects of the restatement discussed in Note 2; November 19, 2002 for the waiver of a bank covenant discussed in Note 11)

                                  LUMENIS LTD.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                     June 30,      December 31,
                                                                       2002            2001
                                                                   ----------       ---------
                                                                   (Unaudited)
                                                                   (Restated)
                                                                   ----------       ---------
CURRENT ASSETS
      Cash and cash equivalents                                     $  25,280       $  31,400
      Trade receivables, net                                          111,102         100,823
      Prepaid expenses and other receivables                           13,028          10,968
      Inventories                                                      76,880          83,614
                                                                    ---------       ---------
                                                                      226,290         226,805
                                                                    ---------       ---------
FINISHED GOODS USED IN OPERATIONS                                      10,334           9,180

LONG-TERM INVESTMENTS
      Bank deposits and securities                                         --             970
      Investments in non marketable equity securities                   3,397           3,337
      Long term trade receivables                                       3,024           3,134
FIXED ASSETS, NET                                                      18,899          16,198

Goodwill, net of accumulated amortization of $4,627 in 2001            87,850          85,752

Other purchased intangible assets, net of accumulated
   amortization of $12,983 and $9,351                                  25,245          28,877

Other assets, net                                                      12,672          13,021
                                                                    ---------       ---------

           Total assets                                             $ 387,711       $ 387,274
                                                                    =========       =========
CURRENT LIABILITIES
      Short-term bank debt                                          $  16,599       $      --
      Current maturities of long-term loan                             20,000          10,000
      Trade payables                                                   27,376          25,763
      Accounts payable and accrued expenses                            93,226          90,749
      Subordinated note                                                12,904          12,904
                                                                    ---------       ---------
                                                                      170,105         139,416
                                                                    ---------       ---------

LONG-TERM LIABILITIES
      Bank loan                                                        80,000          90,000
      Deferred income                                                     912           1,172
      Accrued severance pay, net                                        1,408           1,169
      Convertible subordinated notes                                   54,128          70,667
      Other long-term liabilities                                         649           5,484
                                                                    ---------       ---------
                                                                      137,097         168,492
                                                                    ---------       ---------
           Total liabilities                                          307,202         307,908
                                                                    ---------       ---------

SHAREHOLDERS' EQUITY
      Ordinary shares of NIS 0.1 par value: Authorized--
         100,000,000 shares; Issued and outstanding--
         36,920,685 shares and 36,667,070 shares, respectively            805             800
      Additional paid-in capital                                      325,840         321,230
      Accumulated deficit                                            (246,033)       (242,561)
      Treasury stock, at cost 14,898 shares                              (103)           (103)
                                                                    ---------       ---------
          Total shareholders' equity                                   80,509          79,366
                                                                    ---------       ---------
          Total liabilities and shareholders' equity                $ 387,711       $ 387,274
                                                                    =========       =========

The accompanying notes are an integral part of these interim consolidated financial statements.

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          For the three months             For the six months
                                                             ended June 30,                  ended June 30,
                                                          2002            2001           2002             2001
                                                       ---------       ---------      ----------       ---------
                                                       (Restated)                     (Restated)
                                                              (Unaudited)                     (Unaudited)
NET REVENUES                                            $ 92,965       $  80,372       $ 179,087       $ 124,240
COST OF REVENUES                                          42,221          54,109          83,251          69,671
                                                        --------       ---------       ---------       ---------
Gross profit                                              50,744          26,263          95,836          54,569
                                                        --------       ---------       ---------       ---------

OPERATING EXPENSES
    Research and development, net                          6,841           5,364          13,848           8,439
    In process research and development                       --          46,650              --          46,650
    Selling, marketing and administrative expenses        37,374          83,220          70,509         102,293
    Litigation expenses                                    5,201          27,760           5,201          29,266
    Amortization of intangible assets                      1,816           2,140           3,632           2,140
    Write-down of investment                                  --           3,435              --           3,986
                                                        --------       ---------       ---------       ---------
Total operating expenses                                  51,232         168,569          93,190         192,774
                                                        --------       ---------       ---------       ---------
Operating income (loss)                                     (488)       (142,306)          2,646        (138,205)
FINANCING EXPENSES, NET                                    3,659           3,991           7,335           5,360
OTHER INCOME                                               1,720              --           1,720              --
                                                        --------       ---------       ---------       ---------
Loss before income taxes                                   2,427         146,297           2,969         143,565
      INCOME TAX BENEFIT (EXPENSE)                          (402)            (80)           (504)          1,416
                                                        --------       ---------       ---------       ---------
Loss after income taxes                                   (2,829)             --        (146,377)             --
COMPANY'S SHARE IN LOSSES OF AN AFFILIATE                     --              --              91              --
                                                        --------       ---------       ---------       ---------
      Net loss before extraordinary item                  (2,829        (146,377)         (3,564)       (142,149)

EXTRAORDINARY GAIN ON PURCHASE
    OF COMPANY'S CONVERTIBLE NOTES                            --              --              92              --
                                                        --------       ---------       ---------       ---------
Net loss for the period                                 $ (2,829)      $(146,377)      $  (3,472)      $(142,149)
                                                        ========       =========       =========       =========

EARNINGS PER SHARE
Basic:
      Loss before extraordinary item                    $  (0.08)      $   (4.70)      $   (0.10)      $   (4.96)
      Extraordinary gain                                      --              --            0.01              --
                                                        --------       ---------       ---------       ---------
      Net loss per share                                $  (0.08)      $   (4.70)      $   (0.09)      $   (4.96)
                                                        ========       =========       =========       =========

Diluted:
      Loss before extraordinary item                    $  (0.08)      $   (4.70)      $   (0.10)      $   (4.96)
      Extraordinary gain                                      --              --            0.01              --
                                                        --------       ---------       ---------       ---------
      Net loss per share                                $  (0.08)      $   (4.70)      $   (0.09)      $   (4.96)
                                                        ========       =========       =========       =========
WEIGHTED AVERAGE NUMBER OF SHARES
Basic                                                     36,798          31,167          36,756          28,671
                                                        ========       =========       =========       =========
Diluted                                                   36,798          31,167          36,756          28,671
                                                        ========       =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
              INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                   (Restated)
                                 (In thousands)

                                                      Additional
                                          Share         paid-in       Accumulated      Treasury
                                         capital        capital         deficit          stock           Total
                                         -------      ----------      -----------      --------          -----
Balance as of
   December 31, 2001                       $800        $321,230        $(242,561)        $(103)        $ 79,366
Exercise of options                           2             684               --            --              686
Issuance of shares in settlement of
   litigation                                 3           3,926                                           3,929
Net loss for the period                                                   (3,472)                        (3,472)
                                           ----        --------        ---------         -----         --------
Balance as of June, 2002                   $805        $325,840        $(246,033)        $(103)        $ 80,509
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

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                               For the six months ended
                                                                                                       June 30,
                                                                                              --------------------------
                                                                                                 2002             2001
                                                                                              (Restated)
CASH FLOWS -- OPERATING ACTIVITIES
    Net loss                                                                                  $ (3,472)        $(142,149)
    Adjustments to reconcile net loss to net cash used in operating activities -
      Income and expenses not affecting operating cash flows:
        Amortization of unearned compensation                                                       --               120
        Grant of options                                                                            --             8,963
        Non-cash compensation                                                                       --            14,839
        Decrease in long-term deferred income                                                     (260)               --
        Depreciation and amortization                                                            8,826             2,945
        In process research and development                                                         --            46,650
        Extraordinary gain on purchase of Company's convertible notes                              (92)               --
        Company's share in losses of an affiliate                                                   91                --
        Write-down of investments                                                                   --             3,986
        Amortization of other long-term assets                                                   1,483                --
        Gain on sale of an impaired investment                                                  (1,720)               --
        Other                                                                                       12                54
     Changes in operating assets and liabilities:
        Increase in trade receivables                                                          (10,169)           (1,665)
        Increase in prepaid expenses and other receivables                                      (2,060)              (30)
        Decrease in inventories (1)                                                              2,803             7,908
        Increase in accounts payable, accrued expenses and other long-term liabilities           3,300            45,390
                                                                                              --------         ---------
             Net cash-operating activities                                                      (1,258)          (12,989)
                                                                                              --------         ---------
CASH FLOWS -- INVESTING ACTIVITIES
    Purchase of fixed assets, net                                                               (5,177)             (686)
    Investment in other long-term assets                                                        (1,250)               --
    Investments, deposits and securities, net                                                      970              (506)
    Proceeds from sale of subsidiary's operations                                                  144                --
    Proceeds from sale of an impaired investment                                                 1,720                --
    Investment in an affiliate                                                                    (151)
    Payment for business acquired (Appendix A)                                                  (1,286)         (108,888)
                                                                                              --------         ---------
             Net cash-investing activities                                                      (5,030)         (110,080)
                                                                                              --------         ---------
CASH FLOWS -- FINANCING ACTIVITIES
    Purchase of convertible notes                                                              (16,770)               --
    Proceeds from exercise of options                                                              686            20,169
    Increase in long-term loans                                                                     --           100,000
    Repayment of long-term loans                                                                    --               (10)
    Repayment of liability to Coherent                                                            (347)               --
    Decrease in short-term bank debt                                                           (23,401)               --
    Increase in short-term bank debt                                                            40,000            45,000
                                                                                              --------         ---------
             Net cash-financing activities                                                         168           165,159
                                                                                              --------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (6,120)           42,090
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                31,400            43,396
                                                                                              --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 25,280         $  85,486
                                                                                              ========         =========
CASH PAID DURING THE PERIOD IN RESPECT OF:
      Income taxes                                                                            $    289         $     291
                                                                                              ========         =========
      Interest                                                                                $  4,989         $   2,887
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

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                For the six months ended
                                                                         June 30,
                                                               ---------------------------
                                                                  2002               2001
                                                               ---------         ---------
Appendix A-- Payments for business acquired                             (Unaudited)
Current assets                                                       259           (71,343)
Fixed assets                                                          --            (5,223)
Current liabilities                                                   --            39,263
In process research and development                                   --           (46,650)
Goodwill and other intangibles                                    (2,098)         (133,469)
Liability in respect to acquisition                                  553             6,000
                                                               ---------         ---------
                                                                  (1,286)         (211,422)
                                                               ---------         ---------
Less - amount acquired by issuance of shares                          --            89,630
Less - amount acquired by issuance of subordinated note               --            12,904
                                                               $  (1,286)        $(108,888)
                                                               =========         =========

                                                                For the six months ended
                                                                         June 30,
                                                               ---------------------------
                                                                  2002               2001
                                                               ---------         ---------
Appendix A-- Payments for business acquired                             (Unaudited)
    Appendix B -- Non cash activities
        Conversion and repurchase of notes                           323            10,290
                                                               =========         =========
    Non cash compensation                                             --             1,423
                                                               =========         =========
    Grant of options to bank                                          --             9,704
                                                               =========         =========
    Issuance of shares in settlement of a litigation               3,929                --
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

Note 1 -- BASIS OF PRESENTATION

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

Note 2 -- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      During October 2002, the Company's management determined that a mistake has been made in the application of accounting principles with respect to certain derivative foreign exchange transactions, entered into by the Company in December 2001 and in January 2002. The transactions, intended to hedge revenues, had been mistakenly determined by the Company to be qualified as hedges for accounting purposes. Accordingly, the Company deferred the results of the transactions to the time the underlying hedged transactions were to be realized, at which time the results would have been deducted from the Company's revenues. As a result, the previously issued unaudited financial statements as of June 30, 2002 and for the six-month and three-month periods then ended have been restated from the amounts previously reported to reflect that such transactions do not qualify as hedges for accounting purposes and in order to mark such transactions to market and to reflect the changes in the fair value of the transactions as part of financing expenses in the statement of operations.

      Each item of the financial statements as of June 30, 2002 and for the six and three months then ended as originally filed that was affected by the restatement has been amended to the extent affected and restated in its entirety.

      The principal effects of the restatement on the accompanying unaudited condensed consolidated financial statements are set forth below:

                                                   For the three months ended          For the six months
                                                          June 30, 2002                ended June 30, 2002
                                                   --------------------------       -------------------------
Statements of Operations                                           Previously                      Previously
(Dollars in thousands, except per share amount)     Restated        Reported        Restated        Reported
                                                    --------       ----------       --------       ----------
Net Revenues                                        $ 92,965        $ 92,176        $179,087        $178,298

Gross Profit                                          50,744          49,955          95,836          95,047

Operating income (loss)                                 (488)         (1,277)          2,646           1,857

Financing expense, net                                 3,659           1,341           7,335           5,017
                                                    --------        --------        --------        --------

Net loss                                              (2,829)         (1,300)         (3,472)         (1,943)
                                                    ========        ========        ========        ========

EARNINGS PER SHARE

Basic:
   Loss before extraordinary item                   $  (0.08)       $  (0.04)       $  (0.10)       $  (0.06)
   Extraordinary gain                                     --              --            0.01            0.01
                                                    --------        --------        --------        --------

   Net loss per share                               $  (0.08)       $  (0.04)       $  (0.09)       $  (0.05)
                                                    ========        ========        ========        ========

Diluted:
   Loss before extraordinary item                   $  (0.08)       $  (0.04)       $  (0.10)       $  (0.06)
   Extraordinary gain                                     --              --            0.01            0.01
                                                    --------        --------        --------        --------

   Net loss per share                               $  (0.08)       $  (0.04)       $  (0.09)       $  (0.05)
                                                    ========        ========        ========        ========

                                               As of June 30, 2002
                                            ------------------------
Balance Sheet (in thousands)                              Previously
                                            Restated       Reported
                                            --------      ----------
Accounts payable and accrued expenses       $ 93,226       $ 91,697

Accumulated Deficit                          246,033        244,504

Note 3 -- NEW ACCOUNTING PRONOUNCEMENT

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" under which pre-existing goodwill will no longer be amortized. Intangible assets will continue to be amortized over their useful lives. The criteria for recognizing intangible assets have also been revised. SFAS 142 requires that goodwill be tested for impairment initially within one year of adoption and at least annually thereafter. If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of accounting change. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. As of June 30, 2002 the Company completed its review for impairment of goodwill and found no indication of impairment of its approximately $84 million of goodwill. The Company intends to re-evaluate its goodwill for impairment during the fourth quarter of 2002 as part of the required annual impairment evaluation. For the three and six months periods ended June 30, 2001 goodwill amortization expenses amounted to $993 and $993, respectively.

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

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13") This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB 30 will be used to classify gains and losses from extinguishments of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial positions.

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

Note 4 -- MERGERS AND ACQUISITIONS

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

Note 5 -- TRADE RECEIVABLES

      The trade receivables as of June 30, 2002 and December 31, 2001 are presented net of allowance for doubtful accounts of $17,629 and $19,744, respectively and provision for returns of $2,318 and $2,849, respectively.

Note 6 -- INVENTORIES

      Inventories are composed of the following:

                                                 June 30,        December 31,
                                                   2002              2001
                                               -----------       ------------
                                               (Unaudited)
      Raw materials                              $19,013           $29,718
      Work in process                             13,593            14,835
      Finished products                           44,274            39,061
                                                 -------           -------

                                                 $76,880           $83,614
                                                 =======           =======

Note 7 -- SEGMENT INFORMATION

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

                          For the three months ended June 30, 2002 (Unaudited, Restated)
                   ----------------------------------------------------------------------------
                   Aesthetics      Ophthalmic       Surgical          Other        Consolidated
                   ----------      ----------       --------         -------       ------------
Net Revenues         $41,213         $21,406         $13,371         $16,975         $ 92,965
Gross Profit         $28,825         $10,036         $ 7,610         $ 4,273         $ 50,744

                           For the six months ended June 30, 2002 (Unaudited, Restated)
                   ----------------------------------------------------------------------------
                   Aesthetics      Ophthalmic       Surgical          Other        Consolidated
                   ----------      ----------       --------         -------       ------------
Net Revenues         $78,375         $39,309         $27,997         $33,406         $179,087
Gross Profit         $54,546         $18,291         $15,528         $ 7,471         $ 95,836

                                                         For the periods
                                                       Ended June 30, 2001
                                                   ----------------------------
                                                   Three months      Six months
                                                   ------------      ----------
                                                            (Unaudited)
      Net Revenues
          Surgical, aesthetics and ophthalmic       $   4,620        $ 112,588
          Dental                                        2,423            5,177
          Industrial                                    3,329            6,475
                                                    ---------        ---------

                 Consolidated                       $  80,372        $ 124,240
                                                    =========        =========
      Operating income (loss)
          Surgical, aesthetics and ophthalmic       $(141,656)       $(137,746)
          Dental                                         (963)          (1,162)
          Industrial                                      313              703
                 Consolidated                        (142,306)        (138,205)
      Financing expenses, net                           3,991            5,360
                                                    ---------        ---------
      Loss before income taxes                      $(146,297)       $(143,565)
                                                    =========        =========

      B.    GEOGRAPHIC INFORMATION:

            The following presents net revenues based on the location of the customer:

                                       For the six months          For the three months
                                         ended June 30,               ended June 30,
                                   ------------------------     ------------------------
                                      2002           2001          2002           2001
                                   ----------      --------     ----------      --------
                                   (Restated)                   (Restated)
                                          (Unaudited)                  (Unaudited)
Net Revenues
      North and Latin America       $ 91,118       $ 55,079       $46,814       $ 38,618
      Europe                          30,281         25,864        14,420         14,973
      Asia                            50,173         35,746        27,423         23,013
      Israel                           1,954          1,155         1,207            517
      Other                            5,561          6,396         3,101          3,251
                                    --------       --------       -------       --------
      Consolidated                  $179,087       $124,240       $92,965       $ 80,372
                                    ========       ========       =======       ========

                                                   June 30,                   December 31,
                                                     2002                         2001
                                                 -----------                  ------------
                                                 (Unaudited)
Assets
North and Latin America                            $232,446                     $193,866
Europe                                               80,771                       88,446
Asia                                                 18,778                       34,023
Israel                                               55,716                       70,939
                                                   --------                     --------
Consolidated                                       $387,711                     $387,274
                                                   ========                     ========

Note 8 -- FINANCING ACTIVITIES

      On March 26, 2002, the Company entered into new agreements with Bank Hapoalim for a new four year loan in the amount of $70,667, the proceeds of which will be used to repay the Company's existing convertible subordinated notes due September 1, 2002 in the amount of $54,128 and to repay borrowings of $16,489 under its revolving credit agreement. The $70,667 loan matures four years from date of drawdown and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. The Company expects to draw down the loan in August 2002. The Company also increased its revolving credit facility to $35,000 from $20,000. In connection with these loan and credit facilities, the Company is obligated to pay Bank Hapoalim a $4,000 fee. (See also Note 11, Subsequent Events, below).

Note 9 --- CONTINGENT LIABILITIES

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

Note 10 -- EARNINGS PER SHARE (UNAUDITED)

                                          Three month ended                      Three month ended
                                            June 30, 2002                          June 30, 2001
                                              (Restated)
                                   -------------------------------     ----------------------------------
                                                             Per                                    Per
                                                             Share                                  Share
                                   Income       Shares      Amount      Income         Shares      Amount
                                   ------       ------      ------     --------        ------      ------
Net income (loss)                  (2,829)          --         --      (146,377)
                                   ======                              ========
Basic earnings per share
Income (loss) before
    extraordinary items            (2,829)      36,798      (0.08)     (146,377)       31,167      (4.70)
Extraordinary gain                     --       36,798         --            --        31,167         --
                                  =======      =======      =====      ========      ========      =====
Income available to
    ordinary shareholders          (2,829)      36,798      (0.08)     (146,377)       31,167      (4.70)
                                  =======      =======      =====      ========      ========      =====
Effect of diluting securities
    Options                                         --                                     --
    Warrants                                        --                                     --
                                               -------                               --------
Diluted earnings per share
Income (loss) before
    extraordinary items            (2,829)      36,798      (0.08)     (146,377)       31,167      (4.70)
Extraordinary gain                     --       36,798         --            --        31,167         --
                                  =======      =======      =====      ========      ========      =====
Income (loss) available
to ordinary shareholders           (2,829)      36,798      (0.08)     (146,377        31,167      (4.70)
                                  =======      =======      =====      ========      ========      =====

                                           Six month ended                        Six month ended
                                            June 30, 2002                          June 30, 2001
                                              (Restated)
                                   -------------------------------     ----------------------------------
                                                             Per                                    Per
                                                             Share                                  Share
                                   Income       Shares      Amount      Income         Shares      Amount
                                   ------       ------      ------     --------        ------      ------
Net income (loss)                  (3,473)          --         --      (142,149)          --
                                  =======                              ========
Basic earnings per share
Income (loss) before
   extraordinary items             (3,564)      36,756      (0.10)     (142,149)       28,671      (4.96)
Extraordinary gain                     92       36,756       0.01            --        28,671         --
                                  =======                   =====      ========                    =====
Income available to
   ordinary shareholders           (3,472)      36,756      (0.09)     (142,149)       28,671      (4.96)
                                  =======                   =====      ========                    =====
Effect of diluting securities
   Options                                          --                                     --
   Warrants                                         --                                     --
                                               -------                               --------
Diluted earnings per share
Income (loss) before
    extraordinary items            (3,564)      36,756      (0.10)     (142,149)       28,671      (4.96)
Extraordinary gain                     92       36,756       0.01            --        28,671         --
                                  =======                   =====      ========                    =====
Income (loss) available to
   ordinary shareholders           (3,473)      36,756      (0.09)     (142,149)       28,671      (4.96)
                                  =======                   =====      ========                    =====

Note 11 -- SUBSEQUENT EVENTS

In its three financing arrangements with Bank Hapoalim, the Company is required to maintain a ratio of its debt, as defined, to EBITDA, as defined, of less than three times. At September 30, 2002, the Company had outstanding $175,572 under the three agreements. At September 30, 2002, the Company was not in compliance with this covenant and does not expect to be in compliance as of December 31, 2002. On November 19, 2002, the Company received a waiver of this requirement for September 30, 2002 and an amendment of the ratio to a maximum of 3.7 times for the quarter ending December 31, 2002. Additionally, among other things, the interest rate on borrowings under the revolving credit facility will be increased by 1.25% to LIBOR plus 2.25% effective November 19, 2002. Based on its current business plans, the Company expects to be in compliance with the ratio. See "Cautionary Statements"; Item 2 below, with respect to this forward looking statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For purposes of this Form 10-QA, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the six and three months ended on June 30, 2002 as originally filed that was affected by the restatement has been amended to the extent affected and restated in its entirety. No attempt has been made in this form 10-Q/A to modify or update other disclosures as presented in the original form 10-Q except as required to reflect the effects of the restatement and to disclose the waiver of the bank covenant as discussed in Note 11 to the unaudited consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 COMPARED WITH THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 (In thousands of U.S. Dollars, except per share data)

The Company reported net revenues of $92,965 and $179,087 for the three and six-months ended June 30, 2002, respectively, compared to net revenues of $80,372 and $124,240 for the three and six-months ended June 30, 2001, respectively. The net loss for the three and six-months ended June 30, 2002 was $2,829 and $3,472, respectively, or a diluted net loss per share of $0.08 and $0.09, respectively, compared to a net loss of $146,377 and $142,149 for the three and six-months ended June 30, 2001, respectively, or a diluted net loss per share of $4.70 and $4.96, respectively. Commencing January 1, 2002, we began to evaluate our business based on four separate business units, as follows:
Aesthetics, Ophthalmic, Surgical, and Other. These business units are identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's senior management in deciding how to allocate resources to these segments is net revenues and gross profit.

Revenues. The Company's net revenues increased by 16% to $92,965 for the three months ended June 30, 2002 compared to $80,372 for the three months ended June 30, 2001. The Company's net revenues increased by 44% to $179,087 for the six months ended June 30, 2002 compared to $124,240 for the six months ended June 30, 2001. The increase in sales reflects mainly the contribution from the CMG acquisition.

By business unit, revenues for the three and six months ended June 30, 2002 compared to actual reported revenues for the three and six months ended June 30, 2001 and compared to pro-forma revenues for the same periods adjusted as if the acquisition of CMG had occurred as of January 1, 2001 are shown below.

--------------------------------------------------------------------------------
                                                Three months       Three months
                                                   ended               ended
                       Three months ended      June 30, 2001,      June 30, 2001
Segment                   June 30, 2002      pro-forma for CMG      as reported
--------------------------------------------------------------------------------
Aesthetic                   $ 41,213              $ 37,594           $ 35,284
--------------------------------------------------------------------------------
Ophthalmic                    21,406                16,842             15,226
--------------------------------------------------------------------------------
Surgical                      13,371                14,838             13,703
--------------------------------------------------------------------------------
    Other                     16,159                18,380             16,159
--------------------------------------------------------------------------------
    Total                   $ 92,965              $ 87,654           $ 80,372
--------------------------------------------------------------------------------

      Six months ended June 30, 2002, Six months ended June 30, 2001 pro-forma for CMG, and Six months ended June 30, 2001, as reported

--------------------------------------------------------------------------------
                                                 Six months         Six months
                                                   ended               ended
                        Six months ended      June 30, 2001,      June 30, 2001
Segment                   June 30, 2002      pro-forma for CMG      as reported
--------------------------------------------------------------------------------
Aesthetic                   $ 78,375              $ 85,155           $ 60,957
--------------------------------------------------------------------------------
Ophthalmic                    39,309                34,403             15,226
--------------------------------------------------------------------------------
Surgical                      27,997                29,288             20,371
--------------------------------------------------------------------------------
    Other                     33,406                36,337             27,686
--------------------------------------------------------------------------------
    Total                   $179,087              $185,183           $124,240
--------------------------------------------------------------------------------

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

Gross Profit. Gross profit increased by 93% to $50,744 for the three months ended June 30, 2002 from $26,263 for the three months ended June 30, 2001. Excluding write downs of inventory and other charges, mainly in connection with the acquisition of CMG, in the total amount of $17,569 for the three months ended June 30, 2001, gross profit increased by 16%. As a percentage of sales, the gross profit was 55% in the three months ended June 30, 2002, same as, excluding write-down of inventory and other-charges in the same period in 2001. Gross profit increased by 76% to $95,836 for the six months ended June 30, 2002 from $54,569 for the six-month period ended June 30, 2001. Excluding write down of inventory and other charges, gross profit increased by 32% for the six months ended June 30, 2002. As a percentage of sales, the gross profit was 54% in the six months ended June 30, 2002 compared to 58% excluding write-downs of inventory and other charges, in the same period in 2001.

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

Selling, Marketing and Administrative expenses. Selling, Marketing and Administrative expenses decreased by 55% to $37,374 for the three months ended June 30, 2002 compared to $83,220 for the same period in 2001. As a percentage of sales, Selling, Marketing and Administrative expenses in the three months ended June 30, 2002 were 40% compared to 104% in the same period in 2001. As a percentage of sales, excluding one time charges in the amount of approximately $53,955 mainly in connection with the CMG acquisition, Selling, Marketing and Administrative expenses in the three months ended June 30, 2001 were 36%.

Selling, Marketing and Administrative expenses decreased by 31% to $70,509 for the six months ended June 30, 2002 compared to $102,293 for the same period in 2001. As a percentage of sales, Selling, Marketing and Administrative expenses in the six-month period ended June 30, 2002 were 39% compared to 82% in the same period in 2001. As a percentage of sales, Selling, Marketing and Administrative expenses in the six months ended June 30, 2002 and 2001, excluding one time charges in the amount of $56,292 during the six months ended June 30, 2001, were 39% and 37%, respectively.

Selling, Marketing and Administrative expenses for the three months ended June 30, 2001 include unusual charges, mainly in connection with the CMG acquisition as follows:

o Write-down of accounts receivable mainly in connection with terminated distributors of $12,673 in the three months ended June 30, 2001 and $14,043 in the six months ended June 30, 2001.

o     Severance for terminated employees of $2,188.

o     Retention bonuses of $6,824.

o Costs incurred for outside consultants, travel costs during the integration and other integration costs of $3,048.

o Approximately $5,537 relating to accrued future lease costs of closed or unused facilities and relocation costs.

Other unusual charges in the three and six months ended June 30, 2001 also included as follows:

o Non-cash compensation related to special option grants and accelerated vesting of previously granted options in the amount of $23,685 in the three months ended June 30, 2001 and $24,651 in the six months ended June 30, 2001.

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

Financing expenses, net. For the three months ended June 30, 2002, financing expenses were $3,659 compared to financing expenses of $3,991 in the same period in 2001. For the six months ended June 30, 2002, financing expenses were $7,335 compared to financing expenses of $5,360 in the same period in 2001.

The decrease in financing expenses for the three months ended June 30, 2002 is mainly due to a foreign exchange gain of $1,816 compared to a foreign exchange loss of $867 in the three months ended June 30, 2001, offset by a loss from certain foreign exchange derivative contracts, originally entered into in December 2001 and January 2002, in the amount of $2,318, intended as hedges ut which do not qualify as hedges for accounting purposes. The foreign exchange gain resulted principally from the Company's net asset position in Euros, which appreciated approximately 12% against the U.S. dollar in the second quarter of 2002.

The increase in financing expenses in the six months ended June 30, 2002 is mainly due to the loss from the foreign exchange derivative contracts and an increase in interest expenses relating to the CMG acquisition and lower cash balances, offset by a foreign exchange gain.

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

Extraordinary gain on repurchase of Company's convertible notes. For the six months ended June 30, 2002, extraordinary gain on the repurchase of the Company's convertible notes was $92.

Net Income (loss). As a result of the foregoing factors, the Company's net loss was $2,829 for the three months ended June 30, 2002 compared to net loss of $146,377 in the same period in 2001. The Company's net loss was $1,943 for the six months ended June 30, 2002 compared to net loss of $142,149 in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands of dollars)

As of June 30, 2002, the Company had cash and cash equivalents of $25,280 compared to $31,400 on December 31, 2001. The decrease of $6,120 is mainly attributable to:

Operating activities

For the six months ended June 30, 2002, cash used for operating activities was $1,258, attributable mainly to a $7,655 increase in operating assets and liabilities that resulted from an increase in trade receivables of $10,169 and prepaid expenses and other receivables of $2,060 partially offset by an increase in accounts payable, accrued expenses and other long-term liabilities of $3,300 and a decrease in inventory of $2,803. The increase in trade receivables was due to the effect of foreign currency translation of approximately $4,221 and to processing difficulties associated with the integration of the accounting systems of ESC and CMG. The decrease in inventory resulted from ongoing efforts to decrease inventory levels. An increase of $5,201 in accrued expenses is attributable to the increase in the Light Age arbitration award provision. $10,022 of the decrease in accounts payable and accrued expenses was for payments of previously accrued one-time charges in respect of the CMG acquisition, of which $4,902 was paid for severance and retention bonuses, $2,573 was paid in respect of integration costs and $2,547 was paid mainly for termination of agreements with distributors and lease agreements of abandoned facilities for which no sub-lease has been arranged. The remaining balance of the accrued one-time integration expenses in the amount of $6,859 is expected to be paid before the end of this year

Investing Activities

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

In its three financing arrangements with Bank Hapoalim, the Company is required to maintain a ratio of its debt, as defined, to EBITDA, as defined, of less than three times. At September 30, 2002, the Company had outstanding $175,572 under the three agreements. At September 30, 2002, the Company was not in compliance with this covenant and does not expect to be in compliance as of December 31, 2002. On November 19, 2002, the Company received a waiver of this requirement for September 30, 2002 and an amendment of the ratio to a maximum of 3.7 times for the quarter ending December 31, 2002. Additionally, among other things, the interest rate on borrowings under the revolving credit facility will be increased by 1.25% to LIBOR plus 2.25% effective November 19, 2002. Based on its current business plans, the Company expects to be in compliance with the ratio. See "Cautionary Statements" below.

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

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following:

      o The Company is the subject of an investigation by the U.S. Securities and Exchange Commission with respect to its relationship with distributors, and certain charges and write-offs taken. The Company and several officers and directors have been named as defendants in several purported class action lawsuits (see Note 9 - "Contingent Liabilities" above) alleging violations of U.S. Federal securities laws.

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

      The Company also enters into foreign currency hedging transactions to protect the dollar value of its non-dollar denominated trade receivables and to protect revenues, mainly in Yen and EURO. The gains and losses on these transactions are included in the statement of operations or as part of the other comprehensive loss, as appropriate, in the period in which the changes in the exchange rate occur. There can be no assurance that such activities or others will eliminate the negative financial impact of currency fluctuations. Indeed, such activities may have an adverse impact on earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Lumenis Ltd.


                                        /s/ Kevin Morano
                                        ----------------------------------------
Date: November 19, 2002                 By: Kevin Morano
                                        Chief Financial Officer, and Duly
                                        Authorized Officer

                                 CERTIFICATIONS

I, Yacha Sutton, certify that:

      1)    I have reviewed this quarterly report on Form 10-Q of Lumenis
            Ltd.;

      2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


      Date: November 19, 2002           By: /s/ Yacha Sutton
                                            ------------------------------
                                            Yacha Sutton
                                            Chief Executive Officer

I, Kevin Morano, certify that:

      1)    I have reviewed this quarterly report on Form 10-Q/A of Lumenis
            Ltd.;

      2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


      Date: November 19, 2002           By: /s/ Kevin Morano
                                            ------------------------------
                                            Kevin Morano
                                            Chief Financial Officer