Form 10-Q
period 2002-09-30
LUMENIS LTD
filed 2002-11-19
CIK 1004945

-
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of November 12, 2002 was 36,941,914 Ordinary Shares, NIS 0.10 par value per share.

                                  LUMENIS LTD.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                             1
     ITEM 1. Financial Statements                                                                         1
        1) Independent Accountant's Review Report                                                         1
        2) Consolidated Balance Sheets                                                                    2
        3) Consolidated Statements of Operations                                                          3
        4) Statement of Changes in Shareholders' Equity                                                   4
        5) Consolidated Statements of Cash Flows                                                          5
        6) Notes to Unaudited Condensed Consolidated Financial Statements                                 7
     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                  18
     ITEM 3. Quantitative and Qualitative Disclosure about Market Risk                                   27
     ITEM 4. Controls and Procedures                                                                     27
PART II. OTHER INFORMATION                                                                               27
     ITEM 1. Legal Proceedings                                                                           27
     ITEM 4. Submission of Matters to a Vote of Security Holders                                         32
     ITEM 6. Exhibits and Reports on Form 8-K                                                            32

                                   # # # # # #

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Independent Accountant's Review Report

The Board of Directors
Lumenis Ltd.
Yokneam

We have reviewed the accompanying interim consolidated balance sheet of Lumenis Ltd. ("the Company") and its subsidiaries as of September 30, 2002, and the related interim consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and the related statement of changes in shareholders' equity and statement of cash flows for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv
November 19, 2002

                                  LUMENIS LTD.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                      September 30,   December 31,
                                                                           2002           2001
                                                                      -------------   ------------
                                                                       (Unaudited)
                                                                      -------------
 CURRENT ASSETS
    Cash and cash equivalents                                           $  20,033      $  31,400
    Trade receivables, net                                                108,442        100,823
    Prepaid expenses and other receivables                                 13,918         10,968
    Inventories                                                            85,544         83,614
                                                                        ---------      ---------
                                                                          227,937        226,805
                                                                        ---------      ---------

 FINISHED GOODS USED IN OPERATIONS                                         11,644          9,180

 LONG-TERM INVESTMENTS
    Bank deposits and securities                                               --            970
    Investments in non marketable equity securities                         3,397          3,337
    Long term trade receivables                                             3,853          3,134

 FIXED ASSETS, NET                                                         18,348         16,198

    Goodwill, net of accumulated amortization
      of $4,627 in 2001                                                    87,750         85,752
    Other purchased intangible assets, net
      of accumulated amortization of
      $14,552 and $9,351                                                   23,676         28,877
    Other assets, net                                                      11,947         13,021
    Total assets                                                        $ 388,552      $ 387,274
                                                                        =========      =========

 CURRENT LIABILITIES
    Short-term bank debt                                                $   4,905      $      --
    Current maturities of long-term loan                                   20,000         10,000
    Trade payables                                                         35,142         25,763
    Accounts payable and accrued expenses                                  86,749         90,749
    Subordinated note                                                      12,904         12,904
                                                                        ---------      ---------
                                                                          159,700        139,416
                                                                        ---------      ---------

 LONG-TERM LIABILITIES
    Bank loan                                                             146,750         90,000
    Deferred income                                                           733          1,172
    Accrued severance pay, net                                              1,395          1,169
    Convertible subordinated notes                                             --         70,667
    Other long-term liabilities                                               469          5,484
                                                                        ---------      ---------
                                                                          149,347        168,492
                                                                        ---------      ---------
    Total liabilities                                                     309,047        307,908
                                                                        ---------      ---------

 SHAREHOLDERS' EQUITY
    Ordinary shares of NIS 0.1 par value: Authorized -- 100,000,000 shares; Issued and outstanding -- 36,941,488 shares and
      36,667,070 shares, respectively                                         805            800
    Additional paid-in capital                                            325,947        321,230
    Accumulated other comprehensive loss                                     (183)            --
    Accumulated deficit                                                  (246,961)      (242,561)
    Treasury stock, 14,898 shares at cost                                    (103)          (103)
                                                                        ---------      ---------
    Total shareholders' equity                                             79,505         79,366
                                                                        ---------      ---------
    Total liabilities and shareholders' equity                          $ 388,552      $ 387,274
                                                                        =========      =========

   The accompanying notes are an integral part of these interim consolidated financial statements.

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          For the three months           For the nine months
                                                          ended September 30,            ended September 30,

                                                          2002           2001            2002            2001
                                                        --------       --------       ---------       ---------
                                                              (Unaudited)                    (Unaudited)
NET REVENUES                                            $ 90,004       $ 90,173       $ 269,091       $ 214,413
COST OF REVENUES                                          43,176         39,807         126,427         109,478
                                                        --------       --------       ---------       ---------
Gross profit                                              46,828         50,366         142,664         104,935
                                                        --------       --------       ---------       ---------
OPERATING EXPENSES
    Research and development, net                          6,944          6,465          20,792          14,904
    In process research and development                       --             --              --          46,650
    Selling, marketing and administrative expenses        34,676         38,616         105,185         140,909
    Litigation expenses                                       --             --           5,201          29,266
    Amortization of intangible assets                      1,569          3,217           5,201           5,357
    Write-down of investment                                  --             --              --           3,986
                                                        --------       --------       ---------       ---------
Total operating expenses                                  43,189         48,298         136,379         241,072
                                                        --------       --------       ---------       ---------
Operating income (loss)                                    3,639          2,068           6,285        (136,137)
FINANCING EXPENSES, NET                                    3,951          1,735          11,286           7,095
OTHER INCOME                                                  --             --           1,720              --
                                                        --------       --------       ---------       ---------
Income (loss) before income taxes                           (312)           333          (3,281)       (143,232)
    INCOME TAX BENEFIT (EXPENSE)                            (586)          (200)         (1,090)          1,216
                                                        --------       --------       ---------       ---------
Income (loss) after income taxes                            (898)           133          (4,371)       (142,016)
COMPANY'S SHARE IN LOSSES OF AN AFFILIATE                     30             --             121              --
                                                        --------       --------       ---------       ---------
    Net income (loss) before extraordinary item             (928)           133          (4,492)       (142,016)
EXTRAORDINARY  GAIN ON PURCHASE OF
      COMPANY'S  CONVERTIBLE NOTES                            --             --              92              --
                                                        --------       --------       ---------       ---------
Net income (loss) for the period                        $   (928)      $    133       $  (4,400)      $(142,016)
                                                        ========       ========       =========       =========
EARNINGS PER SHARE
Basic:
     Loss before extraordinary item                     $  (0.02)      $     --       $   (0.12)      $   (4.60)
     Extraordinary gain                                       --             --              --              --
                                                        --------       --------       ---------       ---------
     Net loss per share                                 $  (0.02)      $     --       $   (0.12)      $   (4.60)
                                                        ========       ========       =========       =========
Diluted:
     Loss before extraordinary item                     $  (0.02)      $     --       $   (0.12)      $   (4.60)
     Extraordinary gain                                       --             --              --              --
                                                        --------       --------       ---------       ---------
     Net loss per share                                 $  (0.02)      $     --       $   (0.12)      $   (4.60)
                                                        ========       ========       =========       =========
WEIGHTED AVERAGE NUMBER OF SHARES
Basic                                                     37,264         35,254          37,158          30,866
                                                        ========       ========       =========       =========
Diluted                                                   37,264         39,536          37,158          30,866
                                                        ========       ========       =========       =========

          The accompanying notes are an integral part of these interim consolidated financial statements.

                                  LUMENIS LTD.
              INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                      Accumulated
                                         Additional      other
                             Share        paid-in    comprehensive  Accumulated     Treasury                  Comprehensive
                            capital       capital         loss        deficit         Stock         Total          loss
Balance as of December
  31, 2001                   $ 800       $ 321,230       $  --       $(242,561)      $ (103)      $ 79,366
Exercise of options              2             791          --              --           --            793
Issuance of shares in
  settlement of
  litigation                     3           3,926          --                                       3,929
Hedge transaction                                         (183)                                       (183)          (183)
Net loss for the period                                     --          (4,400)                     (4,400)        (4,400)
                             -----       ---------       -----       ---------       ------       --------       --------

Balance as of
  September, 2002            $ 800       $ 325,947        (183)      $(246,961)      $ (103)      $ 79,505       $ (4,583)
                             =====       =========       =====       =========       ======       ========       ========

          The accompanying notes are an integral part of these interim consolidated financial statements

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                    2002            2001
                                                                                  --------       ---------
CASH FLOWS -- OPERATING ACTIVITIES
Net loss                                                                          $ (4,400)      $(142,016)
Adjustments to reconcile net loss to net cash used in operating activities -
  Income and expenses not affecting operating cash flows:
  Amortization of unearned compensation                                                 --             120
  Grant of options                                                                      --           8,963
  Non-cash compensation                                                                 --          16,400
  Decrease in long-term deferred income                                               (439)             --
  Depreciation and amortization                                                     13,168           7,935
  In process research and development                                                   --          46,650
  Extraordinary gain on purchase of Company's convertible notes                        (92)             --
  Company's share in losses of an affiliate                                            121              --
  Write-down of investments                                                             --           3,986
  Amortization of other long-term assets                                             2,327           1,806
  Gain on sale of an impaired investment                                            (1,720)             --
  Other                                                                                 28          (1,567)

  Changes in operating assets and liabilities:
  Increase in trade receivables                                                     (8,338)         (5,952)
  Increase in prepaid expenses and other receivables                                (2,950)         (4,598)
  Decrease (Increase) in inventories (1)                                            (8,541)          3,720
  Increase in accounts payable, accrued expenses and other long-term
    liabilities                                                                      6,385          42,914
                                                                                  --------       ---------
       Net cash-operating activities                                                (4,451)        (21,639)
                                                                                  --------       ---------
CASH FLOWS -- INVESTING ACTIVITIES
  Purchase of fixed assets, net                                                     (5,994)         (2,091)
  Investment in other long-term assets                                              (1,250)           (500)
  Investments, deposits and securities, net                                            970             (24)
  Proceeds from sale of subsidiary's operations                                        144              --
  Proceeds from sale of an impaired investment                                       1,720              --
  Investment in an affiliate                                                          (151)
  Payment for business acquired (Appendix A)                                        (1,286)       (109,744)
                                                                                  --------       ---------
       Net cash-investing activities                                                (5,847)       (112,359)
                                                                                  --------       ---------
CASH FLOWS -- FINANCING ACTIVITIES
  Purchase of convertible notes                                                    (16,447)             --
  Repayment of  convertible notes                                                  (54,128)             --
  Proceeds from exercise of options                                                    793          49,434
  Increase in long-term loans, net                                                  66,667          99,131
  Repayment of liability to Coherent                                                (2,859)             --
  Short-term bank debt, net                                                          4,905          42,580
                                                                                  --------       ---------
       Net cash-financing activities                                                (1,069)        191,145
                                                                                  --------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (11,367)         57,147
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    31,400          43,396
                                                                                  --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 20,033       $ 100,543
                                                                                  ========       =========
CASH PAID DURING THE PERIOD IN RESPECT OF:
  Income taxes                                                                    $    446       $     422
                                                                                  ========       =========
  Interest                                                                        $  7,801       $   6,600
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

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                              For the nine months ended
                                                                    September 30,
                                                             --------------------------
                                                                2002            2001
                                                             ---------       ----------
                                                                     (Unaudited)
Appendix A -- Payments for business acquired
Current assets                                                     259         (71,343)
Fixed assets                                                        --          (5,223)
Current liabilities                                                 --          39,524
In process research and development                                 --         (46,650)
Goodwill and other intangibles                                  (2,098)       (134,761)
Liability in respect to acquisition                                553           6,175
                                                                (1,286)       (212,278)
                                                             =========       =========
Less - amount acquired by issuance of shares                        --          89,630
Less - amount acquired by issuance of subordinated note            553          12,904
                                                             ---------       ---------
                                                             $  (1,286)      $(109,744)
                                                             =========       =========

                                                              For the nine months ended
                                                                     September 30,
                                                              -------------------------
                                                                 2002            2001
                                                               -------         -------
                                                                     (Unaudited)
Appendix B -- Non cash activities
      Conversion of notes                                           --          21,120
                                                               =======         =======
      Non cash compensation                                         --           1,423
                                                               =======         =======
      Grant of options to bank                                      --           9.704
                                                               =======         =======
      Issuance of shares in settlement of a litigation           3,929              --
                                                               =======         =======

          The accompanying notes are an integral part of these interim consolidated financial statements.

                                  LUMENIS LTD.
                NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2002
                      (In thousands, except per share data)

Note 1 -- BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Lumenis Ltd. (the "Company") and its subsidiaries (collectively "the Group") as of September 30, 2002 and for the three month and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K"). The results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

   Certain prior period balances have been reclassified to conform to current period presentation.

Note 2 -- NEW ACCOUNTING PRONOUNCEMENT

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" under which pre-existing goodwill will no longer be amortized. Intangible assets will continue to be amortized over their useful lives. The criteria for recognizing intangible assets have also been revised. SFAS 142 requires that goodwill be tested for impairment initially within one year of adoption and at least annually thereafter. If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of an accounting change. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. As of June 30, 2002 the Company completed its review for impairment of goodwill and found no indication of impairment of its approximately $84 million of goodwill. The Company intends to re-evaluate its goodwill for impairment during the fourth quarter of 2002 as part of the required annual impairment evaluation. For the three and nine months periods ended September 30, 2001 goodwill amortization expenses amounted to $1,530 and $2,730, respectively.

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

   In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB 30 will be used to classify gains and losses from extinguishments of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial position.

   In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial position.

Note 3 -- MERGERS AND ACQUISITIONS

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

   Pro Forma Financial Results:

   The following selected unaudited pro forma results of operations for nine months ended September 31, 2001 of the Group and CMG, have been prepared assuming the CMG acquisition occurred at the beginning of 2001.

                                                                        For the nine months
                                                                               ended
                                                                        September 30, 2001
                                                                        ------------------
                                                                            (Unaudited)
                                                                        ------------------
   Net Revenues                                                             $ 275,356
   Net loss                                                                 $ (98,928)
   Basic net loss per share                                                 $   (2.87)
   Diluted net loss per share                                               $   (2.87)
   Weighted  average number of shares used in calculation of basic net
       loss per share                                                          34,487
   Weighted  average  number of shares used in  calculation of diluted
       net loss per share                                                      34,487

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

Note 4 -- TRADE RECEIVABLES

   The trade receivables as of September 30, 2002 and December 31, 2001 are presented net of allowance for doubtful accounts of $16,835 and $19,744, respectively, and provision for returns of $3,217 and $2,849, respectively.

Note 5 -- INVENTORIES

   Inventories are composed of the following:

                            September 30, 2002     December 31, 2001
                            ------------------     -----------------
                               (Unaudited)
Raw materials                    $21,931                $29,718
Work in process                   11,761                 14,835
Finished products                 51,852                 39,061
                                 -------                -------
                                 $85,544                $83,614
                                 =======                =======

   Inventories presented above do not include $11,644 and $9,180 of finished goods used in operations at September 30, 2002 and December 31, 2001, respectively.

Note 6 -- SEGMENT INFORMATION

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

                    For the three months ended September 30, 2002 (Unaudited)
                ---------------------------------------------------------------
                Aesthetics    Ophthalmic    Surgical      Other    Consolidated
                ----------    ----------    --------    ---------  ------------

Net Revenues     $ 37,894      $21,596      $14,917      $15,597     $ 90,004
Gross Profit     $ 24,604      $10,122      $ 8,429      $ 3,673     $ 46,828


                    For the nine months ended September 30, 2002 (Unaudited)
                ---------------------------------------------------------------
                Aesthetics    Ophthalmic    Surgical      Other    Consolidated
                ----------    ----------    --------    ---------  ------------

Net Revenues     $116,269      $60,905      $42,914      $49,003     $269,091
Gross Profit     $ 79,150      $28,413      $23,957      $11,144     $142,664

                                        For the periods ended September 30, 2001
                                            Three months        Nine months
                                          ----------------    ---------------
                                                      (Unaudited)
 Net Revenues
  Surgical, aesthetics and ophthalmic         $ 85,497           $ 198,085
  Dental                                         2,301               7,478
  Industrial                                     2,375               8,850
      Consolidated                            $ 90,173           $ 214,413
 Operating income (loss)
  Surgical, aesthetics and ophthalmic         $    269           $(137,477)
  Dental                                         3,547               2,385
  Industrial                                    (1,748)             (1,045)
      Consolidated                               2,068            (136,137)
Financing expenses, net                          1,735               7,095
Income (Loss) before income taxes             $    333           $(143,232)

   B. GEOGRAPHIC INFORMATION:


   The following presents net revenues based on the location of the customer:

                                   For the three months         For the nine months
                                    ended September 30,         ended September 30,
                                 -----------------------     -------------------------
                                    2002          2001          2002           2001
                                 ---------     ---------     ---------       ---------
                                       (Unaudited)                  (Unaudited)
Net Revenues
    North and Latin America       $40,640       $43,816       $131,758       $ 98,895
    Europe                         21,719        17,286         52,000         43,150
    Asia                           24,350        26,264         74,523         62,010
    Israel                            555           421          2,509          1,576
    Other                           2,740         2,386          8,301          8,782
                                  -------       -------       --------       --------
    Consolidated                  $90,004       $90,173       $269,091       $214,413
                                  =======       =======       ========       ========

                                                            September 30,  December 31,
                                                                2002           2001
                                                            -------------  ------------
                                                                    (Unaudited)
Assets
North and Latin America                                       $239,636       $193,866
Europe                                                          79,459         88,446
Asia                                                            19,292         34,023
Israel                                                          50,165         70,939
                                                              --------       --------
Consolidated                                                  $388,552       $387,274
                                                              ========       ========

Note 7 -- FINANCING ACTIVITIES

   During August 2002, the Company drew down its $70,667 four-year loan from Bank Hapoalim, B.M. in accordance with a prior agreement between the parties entered into on March 26, 2002. The proceeds of the loan were used to repay the Company's existing convertible subordinated notes due September 1, 2002 in the amount of $54,128 and to repay borrowings of $16,489 under its revolving credit agreement. The $70,667 loan matures four years from date of draw down and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. In accordance with the March 26, 2002 agreement, the Company also increased its revolving credit facility to $35,000 from $20,000. In connection with the loan, the Company paid Bank Hapoalim a $4,000 fee, which will be amortized over the life of the loan and is recorded net against the loan on the balance sheet.

   In its three financing arrangements with Bank Hapoalim, the Company is required to maintain a ratio of its debt, as defined, to EBITDA, as defined, of less than three times. At September 30, 2002 the Company had outstanding $175,572 under the three agreements. At September 30, 2002, the Company was not in compliance with this covenant and does not expect to be in compliance as of December 31, 2002. On November 19, 2002, the Company received a waiver of this requirement for September 30, 2002 and an amendment of the ratio to a maximum of 3.7 times for the quarter ending December 31, 2002. Additionally, among other things, the interest rate on borrowings under the revolving credit facility will be increased by 1.25% to LIBOR plus 2.25% effective November 19, 2002. Based on its current plans, the Company expects to be in compliance with the ratio. See "Cautionary Statements" in Item 2 below with respect to this forward looking statement.

   During October 2002, the Company and Coherent, Inc. reached a mutual agreement to modify the terms of the subordinated note, dated as of April 30, 2001, in the principal amount of $12,904, which was due on October 30, 2002. The Company and Coherent agreed that (i) the principal amount shall be due as follows: (A) three (3) equal monthly installments, each in the amount of $1,075 on October 31, 2002, November 30, 2002 and December 31, 2002,
   respectively, and (B) thereafter, seven (7) equal monthly installments, each in the amount of approximately $1,383, with the first such payment due on January 31, 2003; and (ii) interest on the unpaid principal amount shall accrue at the rate of nine percent (9%) per annum and shall be payable monthly, commencing on October 31, 2002. The repayment agreement is subject to certain acceleration provisions in the event the Company secures additional financing.

Note 8 -- CONTINGENT LIABILITIES

   The Company is a party to various legal proceedings incident to its business. Except as noted below or set forth in the "Legal Proceedings" section of the 2001 Form 10-K, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

   In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs which were taken in 1999 (inventory and other charges of approximately $30,050; bad debt charges of $13,430; and litigation expenses of $4,400) and 2001 (write-down of accounts receivable of $14,043 and write-downs of inventory and other charges (amounts not given)). On May 15, 2002, the Company learned that the SEC had issued a formal order of investigation on these matters, including as to whether, in connection therewith, the Company, in prior periods, may have overstated revenues and related income and failed to maintain proper books and records and a proper system of internal controls. This was followed by the issuance of a subpoena on August 19, 2002 relating to the above-mentioned requested information, as well as documents of the Company's present auditors, Brightman, Almagor & Co., and its previous auditors, Luboshitz Kasierer. The Company believes, as of the date of this report, that it has substantially completed the production of documents to the SEC in response to the requests previously received with respect to the transactions involving U.S. distributors and certain charges taken in 1999 and 2001. The Company intends to continue to cooperate with the SEC in its investigation. Having reviewed, among other things, the information gathered for the SEC investigation, the Company does not believe that a restatement of the Company's reported financial statements is warranted. The SEC investigation, however, is ongoing and, accordingly, the Company is unable to predict the duration or outcome of this process.

   During March, April and May 2002, eight purported class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of purchasers of Lumenis securities between January 7 and February 28, 2002 (the "Class Period"). The named defendants include, in addition to the

   Company, certain present and former officers and directors of the Company, including Prof. Jacob A. Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaints generally allege that the defendants violated U.S. Federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about the Company's operations even as the Company knew it was being investigated by the SEC and that its distributors had been contacted by the SEC.

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

   In May 2002, another purported class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's securities between August 2, 2001 and May 7, 2002 (the "Extended Class Period"). In addition to the Company, the named defendants include certain present and former officers and directors of the Company, including Prof. Jacob A. Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaint alleges that the defendants violated U.S. Federal securities laws by making a series of material misrepresentations to the market during the Extended Class Period regarding the Company's financial performance, successful execution of its business plan and strong demand for the Company's products, thereby artificially inflating the price of Lumenis securities. The Company has not been served with a summons and complaint in this action.

   The Company believes that all the allegations and claims in all of the above purported class action lawsuits are baseless, and the Company intends to vigorously defend against them.

   On September 12, 2002, the Company filed a claim in the Tel Aviv - Jaffa District Court against Syneron Medical Ltd. and Messrs. Shimon Eckhouse, Michael Kreindel, Mark Aronovitz, Avner Lior and Hans Edel (the "Syneron Defendants"). The Company alleges that the Syneron Defendants, all former employees of the Company, used confidential business information and technology gained during their work at the Company, for the production and distribution of products essentially similar to the Company's products for hair removal and skin treatment (the "Copied Products"). The Company also alleges that Syneron Medical Ltd. and the Syneron Defendants (collectively the "Defendants") used information with regard to the Company's distributors and customers for the purpose of marketing the Copied Products. The Company is seeking the following remedies against the Defendants: a permanent injunction restraining the Syneron Defendants from using any business information or technology or trade secrets of the Company, a mandatory injunction ordering the Defendants to demolish all of the Copied Products that were produced by the Defendants, an order for the delivery of accounts, the appointment of a receiver and a monetary judgment in the amount of approximately $6,250. On October 20, 2002, the Defendants filed their Statement of Defense in which they denied the Company's claims, pleading, inter alia, that the Company's Intense Pulsed Light technology (the "IPL Technology") is within the public domain; that the Company has no intellectual property rights in it; and that, consequently, the Defendant's technology (the "ELOS Technology") does not breach the Company's IPL Technology. In addition, the Defendants pleaded, that there is no similarity between the ELOS Technology and the IPL Technology. On November 4, 2002, the Company filed its response to the Defendants Statement of Defense. In its response, the Company claimed, inter alia, that the Defendants are prohibited from pleading that the Company does not have any intellectual property rights in the IPL technology, due to the fact that the Syneron Defendants themselves assisted the Company in registering patents which constitute the Company's intellectual property in the IPL technology. A court hearing has yet to be scheduled.

   On September 20, 2002, Lumenis Inc. field a lawsuit against Syneron Inc. (Canada), Syneron, Inc. (Delaware), and certain former Lumenis employees, Brian D. Lodwig, J. Scott Callihan, Mark Lazinski, and Stephen Harsnett, in the Superior Court of California for the County of Santa Clara for breach of contract, intentional interference with prospective economic advantage, misappropriation of trade secrets, breach of duty of loyalty, conspiracy, unjust enrichment, and unfair competition, seeking unspecified damages and injunctive relief. Lumenis Inc.'s request for expedited discovery was granted by the court, and Lumenis served initial discovery demands. On or about October 22, 2002, Syneron Inc. (Canada) filed a motion to quash service upon it for lack of personal jurisdiction. Lumenis' response to that motion is not yet due. On or about October 25, 2002, Lumenis Inc. filed an amended complaint adding former Lumenis Inc. employee David J. Maslowski as a defendant in the action. Other than the motion to quash filed by Syneron Inc. (Canada), the defendants have not yet responded to the complaint.

   On October 28, 2002, Lumenis Ltd. and Lumenis Inc. (collectively, "Lumenis") filed a complaint in the United States District Court for the Central District of California alleging that Syneron Medical Ltd., Syneron Inc. and Syneron Canada Corp. (collectively "Syneron") are infringing six U.S. patents held by Lumenis by, inter alia, selling Syneron's Aurora DS and Aurora SR devices. Lumenis is seeking a temporary restraining order and a preliminary and permanent injunction against further infringement as well as an award of as yet undetermined damages and lost profits resulting from Syneron's infringement and Lumenis' attorneys fees and costs. Oral argument on the request for a temporary restraining order and preliminary injunction was held on November 1, 2002. Citing the complexity of the patent issues involved, the court declined to grant the Company's request for a temporary restraining order. However, the Company's request for a preliminary injunction was continued until February 7, 2003. The court also granted the Company's request for expedited discovery, and ordered the appointment of an independent expert to advise the court on the patent infringement issues raised by the lawsuit.

   On October 24, 2002, Lumenis Inc. filed a complaint in the United States District Court for the Northern District of California (the "Federal Action") against Palomar Medical Technologies, Inc. ("Palomar") and the General Hospital Corp. ("General"). The complaint seeks a declaratory judgment that two U.S. patents, which are owned by General and sublicensed by Palomar to Lumenis Inc. pursuant to a 1998 license agreement (the "License Agreement"), are invalid and/or unenforceable and/or are not infringed by Lumenis. The complaint has not been served on Palomar or General.

   In connection with the Federal Action, Lumenis has refused to pay royalties under the License Agreement. In response, Palomar filed a complaint on October 29, 2002 against Lumenis Ltd., Lumenis Inc., ESC Medical Systems, Ltd., ESC Medical Systems, Inc. and "ESC/Sharplan Laser Industries Ltd. "(collectively, "Lumenis") in the Superior Court of the Commonwealth of Massachusetts. The complaint alleges that Lumenis has breached the License Agreement by failing to make certain royalty payments, that Lumenis' actions have breached the implied covenant of good faith and fair dealing arising with respect to the License Agreement and that Lumenis' actions constitute unfair and deceptive trade practices in violation of M.G.L., Chap. 93A, Sections 2 and 11. Palomar seeks an award of unspecified compensatory damages, a trebling of such damages, its costs and attorneys' fees and pre-judgment interest. The complaint has not been served upon Lumenis.

   On September 30, 2002, an action was filed by Mr. Asif Adil, the Company's former Executive Vice President - Business Operations and Chief Financial Officer, in the Superior Court of New Jersey, Somerset County; Law Division against the Company and certain senior executives, including Prof. Jacob A. Frenkel, Yacha Sutton and Sagi Genger. The complaint alleges, among other things, that the Company removed Mr. Adil from these positions and terminated his employment in retaliation for his report to the Company of alleged accounting and disclosure irregularities. The action seeks, among other things, compensatory damages and reinstatement of his employment. The Company believes that the allegations and claims are baseless, and the Company intends to vigorously defend against them. On October 29, 2002, defendants removed the action to the United States District Court for the District of New Jersey. The Company has been informed that on November 13, 2002 Mr. Adil filed a first amended complaint in the District Court, adding Lumenis Inc. as a defendant in the action.

   On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against the plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999, the Company and the three affiliated entities filed a response to Light Age's demand. Light Age claims that it incurred damages of up to $41.4 million, including interest. A hearing on the merits was held in December 2001 and closing arguments were held on January 30, 2002. On or about June 12, 2002, the Company was advised that the arbitrators issued an interim award to Light Age in the amount of approximately $6.88 million plus interest. On or about July 25, 2002, the Company was advised that the arbitrators issued a final award in the amount of approximately $9.1 million, which includes pre-judgment interest, an award of certain out of pocket expenses incurred by Light Age, and an increase of approximately $375 thousand due to a computational error made by the arbitrators. The Company recorded a charge of $5.2 million in the three-month period ended June 30, 2002 in addition to its previous reserve of $4.6 million. The request by Light Age for approximately $2.78 million in attorneys' fees and disbursements was denied in its entirety. Approximately $180 of Light Age's request for reimbursement of out-of-pocket-costs and $36 of Light's request for pre-judgment interest was also denied. Pursuant to a settlement agreement entered into on August 27, 2002, and amended on October 1, 2002 and October 31, 2002, Lumenis agreed to the entry of a final judgment on consent in the amount of the award amount as follows: (i) on August 27, 2002, the sum of $650; (ii) on October 1, 2002, the sum of approximately $5,393 plus post-judgment interest on such amount at 8% per annum from July 26 through September 3, 2002 and at 5.5% per annum from September 4 through October 1, 2002 (which amount has been paid); (iii) on November 4, 2002, the sum of $500 and (iv) on December 1, 2002 the sum of $2,600 plus post-judgment interest on such amount at 8% per annum from July 26 through September 3, 2002 and at 5.5% per annum from September 4 through October 1, 2002 and at 8% per annum from October 2 through November 1, 2002 plus post-judgment interest on $650 at 8% per annum from July 26 through September 3, 2002 and interest on the sum of $500 from July 26, 2002 through September 3, 2002, at the rate of 8% per annum, plus post-judgment interest on said sum from September 4, 2002 through October 1, 2002 at 5.5% per annum, and thereafter post-judgment interest accruing on any unpaid portion of said sum at 8% per annum.

   On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to Federal Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act. In March 2002, the plaintiffs filed a motion to amend their complaint to dismiss the class action and securities allegations and to add several new plaintiffs and in June 2002, the motion was granted. The plaintiffs subsequently filed a motion to remand the cases to State Court, which was granted. The Company denies the allegations and will continue to defend this case vigorously. No assessment of likelihood of outcome or likely damages, if any, can be made at this time.

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

   On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. ("Trimedyne") in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks (i) an injunction enjoining Trimedyne's infringement; (ii) an award of damages sustained by Lumenis as a result of such infringement; (iii) a trebling of such damage award; and (iv) an award of its costs and attorneys' fees incurred in the action. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis' material allegations of infringement and asserting counterclaims alleging that: (i) Trimedyne is entitled to a declaratory judgment that Trimedyne is not infringing the patents; (ii) Lumenis Inc. has violated certain U.S. and California antitrust and trade practices laws;
   (iii) Lumenis Inc. has disseminated false and misleading statements in violation of the California Business and Professions Code and/or California's trade libel laws; (iv) certain Lumenis Inc. products infringe Trimedyne's patents; (v) Lumenis has tortiously interfered with Trimedyne's prospective economic relationships; and (vi) Trimedyne is entitled to a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130 under a 1994 patent license. Trimedyne seeks: (i) an injunction enjoining Lumenis Inc. from the allegedly wrongful acts; (ii) unspecified damages arising from Lumenis Inc.'s allegedly wrongful acts and a trebling of such damages; (iii) Lumenis Inc.'s profits derived from Lumenis Inc.'s allegedly wrongful acts; (iv) unspecified punitive damages for Lumenis' allegedly wrongful acts; (v) a refund of the alleged royalty overpayment, plus interest thereon; and (vi) Trimedyne's costs and attorneys fees incurred in connection with this action. The Company believes the counterclaims are baseless, will vigorously defend against them and will continue to vigorously prosecute its claims against Trimedyne. On April 29, 2002, the Company moved to: (i) dismiss the federal and state antitrust counterclaims, the counterclaims for trade libel and the counterclaim for tortious interference with prospective economic relationships on the grounds that Trimedyne has failed to state a claim upon which relief can be granted; (ii) dismiss or stay the claims related to the 1994 patent license as those claims are subject to a compulsory arbitration clause; and (iii) strike certain of the affirmative defenses asserted by Trimedyne. On June 3, 2002, Trimedyne served an amended answer and counterclaims re-asserting all of the claims from its original complaint other than the claims relating to the 1994 patent license. The parties have commenced negotiations to attempt to settle this action and have agreed to suspend proceedings until December 5, 2002, at which time Lumenis Inc. must reply to the counterclaims or file a motion to dismiss the counterclaims.

   On August 19, 2002, Cool Laser Optics, Inc. ("Cool Laser") commenced an arbitration proceeding before the American Arbitration Association by filing a demand for arbitration claiming that Lumenis Inc. violated an August 1996 patent license agreement (that was entered into by Cool Laser and Coherent Inc. and assigned to Lumenis Inc.) by not paying royalties thereunder respecting sales of Lumenis Inc.'s LightSheer systems and that as a result the license agreement has been or is terminated and Lumenis Inc.'s sales of the LightSheer systems constitute infringement of certain of Cool Laser's U.S. patents. The demand for arbitration seeks an unspecified amount in damages and an injunction against further sales of the LightSheer system. On October 3, 2002, Lumenis Inc. filed and served an answering statement denying the material allegations of the demand for arbitration, denying that the LightSheer system infringes the referenced patents, denying that Lumenis Inc. owes any royalties under the license agreement and denying that Cool Laser has any right to terminate the license agreement. Lumenis Inc.'s answering statement also asserts that the Cool Laser patents are invalid and unenforceable and that Cool Laser is estopped from asserting them and further asserts that the arbitrators do not have jurisdiction to hear a claim for patent infringement. Lumenis Inc.'s answering statement seeks, inter alia, the dismissal of all of Cool Laser's claims with prejudice.

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

   Finally, the Company also is a defendant in various product liability lawsuits in which the Company's products are alleged to have caused personal injury to certain individuals who underwent treatments using the Company's products. The Company is defending itself vigorously, maintains insurance against these types of claims and believes that these claims individually or in the aggregate are not likely to have a material adverse impact on the business, financial condition or operating results of the Company.

   The balance sheet as of September 30, 2002 includes an accrual of $18.1 million (including the provision of $8.9 million due to the settled 1998 class-action lawsuits, as disclosed in the 2001 Form 10-K and a provision of $9.2 million for the Light Age matter) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

Note 9 -- EARNINGS PER SHARE (Unaudited)

                                        Three month ended                 Three month ended
                                        September 30, 2002                September 30, 2001
                                  ------------------------------    ------------------------------
                                                           Per                              Per
                                                          Share                            Share
                                   Income     Shares      Amount     Income      Shares    Amount
                                  --------   --------    -------    --------    --------  --------
Net income (loss)                   (928)                              113
                                   =====                             =====
Basic earnings per share
Income (loss) before
    extraordinary items             (928)     37,264      (0.02)       133       35,254        --
Extraordinary gain                    --      37,264         --         --       35,254        --
                                   =====                  =====      =====                  =====
Income available to ordinary
    shareholders                    (928)     37,264      (0.02)       133       35,254        --
                                   =====                  =====      =====                  =====
Effect of diluting securities
    Options                                       --                              4,282
    Warrants                                      --                                 --
                                             -------                            -------
Diluted earnings per share
Income (loss) before
    extraordinary items             (928)     37,264      (0.02)       133       39,536        --
Extraordinary gain                    --      37,264         --         --       39,536        --
                                   =====                  =====      =====                  =====
Income (loss) available to
    ordinary shareholders           (928)     37,264      (0.02)       133       39,536        --
                                   =====                  =====      =====                  =====

                                             Nine month ended                          Nine month ended
                                            September 30, 2002                        September 30, 2001
                                   ------------------------------------     --------------------------------------
                                                                 Per                                        Per
                                                                Share                                      Share
                                    Income        Shares        Amount        Income         Shares        Amount
                                   --------      --------      --------     ----------      --------      --------
Net income (loss)                   (4,400)           --           --        (142,016)           --
                                   =======                                   ========
Basic earnings per share
Income (loss) before
    extraordinary items             (4,492)       37,158        (0.12)       (142,016)       30,866        (4.60)
Extraordinary gain                      92        37,158           --              --        30,866           --
                                   =======                     ======        ========                     ======
Income available to
    ordinary shareholders           (4,400)       37,158        (0.12)       (142,016)       30,866        (4.60)
                                   =======                     ======        ========                     ======
Effect of diluting securities
    Options                                           --                                         --
    Warrants                                          --                                         --
Diluted earnings per share
Income (loss) before
    extraordinary items             (4,492)       37,158        (0.12)       (142,016)       30,866        (4.60)
Extraordinary gain                      92        37,158           --              --        30,866           --
                                   =======                     ======        ========                     ======
Income (loss) available to
    ordinary shareholders           (4,400)       37,158        (0.12)       (142,016)       30,866        (4.60)
                                   =======                     ======        ========                     ======

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

RESULTS OF OPERATIONS

THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 (In thousands of U.S. Dollars, except per share data)

The Company reported net revenues of $90,004 and $269,091 for the three and nine-months ended September 30, 2002, respectively, compared to net revenues of $90,173 and $214,413 for the three and nine-months ended September 30, 2001, respectively. The net loss for the three and nine-months ended September 30, 2002 was $928 and $4,400, respectively, or a diluted net loss per share of $0.02 and $0.12, respectively, compared to a net income of $133 and net loss of $142,016 for the three and nine-months ended September 30, 2001, respectively, or a diluted net earnings per share of less than $0.01 and a diluted net loss per share of $4.60, respectively. Commencing January 1, 2002, we began to evaluate our business based on four separate business units, as follows:
Aesthetics, Ophthalmic, Surgical, and Other. These business units are identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's senior management in deciding how to allocate resources to these segments is net revenues and gross profit.

Revenues. The Company's net revenues of $90,004 for the three months ended September 30, 2002 were flat compared to $90,173 for the three months ended September 30, 2001. The Company's net revenues increased by 26% to $269,091 for the nine months ended September 30, 2002 compared to $214,413 for the nine months ended September 30, 2001. The increase in sales for the nine months reflects mainly the contribution from the CMG acquisition.

By business unit, revenues for the three months ended September 30, 2002 compared to revenues for the three months ended September 30, 2001 and revenues for the nine months ended September 30, 2002 compared to actual reported revenues for the nine months ended September 30, 2001 and compared to pro-forma revenues for the same period adjusted as if the acquisition of CMG had occurred as of January 1, 2001 are shown below.

                                                                                         Three months ended
                                                            Three months ended         September 30, 2001, as
           Segment                                          September 30, 2002                reported
          Aesthetic                                              $37,894                      $39,124
          Ophthalmic                                              21,596                       20,139
           Surgical                                               14,917                       15,534
            Other                                                 15,597                       15,376
            Total                                                $90,004                      $90,173


                                                               Nine months                  Nine months
                                                                  ended                        ended
                              Nine months ended       September 30, 2001, pro-forma      September 30, 2001
           Segment            September 30, 2002                for CMG                      as reported
          Aesthetic                $116,269                     $124,278                     $100,081
          Ophthalmic                 60,905                       54,542                       35,365
           Surgical                  42,914                       44,822                       35,905
            Other                    49,003                       51,714                       43,062
            Total                  $269,091                     $275,356                     $214,413

The decrease in revenues for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, on a pro-forma basis for the CMG acquisition, is mainly due to higher than usual sales of CMG hair removal products prior to the acquisition, offset in part by the increase in sales mainly due to the introduction of the new Selecta and refractive products in the Ophthalmic unit. In the three months ended September 30, 2002 the Company experienced lower aesthetic sales in the U.S. due to the loss of sales people to a new start-up competitor. The sales people have since been replaced.

Gross Profit. Gross profit decreased by 7% to $46,828 for the three months ended September 30, 2002 from $50,366 for the three months ended September 30, 2001. As a percentage of sales, the gross profit was 52% in the three months ended September 30, 2002, compared to 56% in the same period in 2001. Gross profit increased by 36% to $142,664 for the nine months ended September 30, 2002 from $104,935 for the nine-month period ended September 30, 2001. Excluding write down of inventory and other charges incurred mainly in connection with the CMG acquisition in the amount of $17,569, gross profit increased by 16% for the nine months ended September 30, 2002. As a percentage of sales, the gross profit was 53% in the nine months ended September 30, 2002 compared to 57% excluding write-downs of inventory and other charges, in the same period in 2001.

Gross profit in the three month period ended September 30, 2001, reflects an additional charge of $2,100 relating to inventory writedowns in respect of discontinued products following the CMG acquisition.

The increase in gross profit, excluding write downs of inventory and other charges, in the nine months ended September 30, 2002 was due principally to the CMG acquisition offset by sales of lower margin products, in the nine-month period ended September 30, 2002.

As a percentage of sales, the decrease in gross profit, excluding write downs and other charges, in the three and nine months ended September 30, 2002, stems from the inherently lower margins of the CMG product lines and was also affected by sales of lower margin products, principally refractive products sold pursuant to the Company's distribution arrangement with Wavelight Laser Technologie AG.

Research and Development, net. Net research and development costs increased by 7% to $6,944 for the three months ended September 30, 2002 from $6,465 in the same period in 2001. As a percentage of sales, research and development costs were 8% and 7% in the three-month periods ended September 30, 2002 and 2001, respectively. Net research and development costs increased by 40% to $20,792 for the nine months ended September 30, 2002 from $14,904 in the same period in 2001. As a percentage of sales, research and development costs were 8% and 7% in the nine-month periods ended September 30, 2002 and 2001, respectively.

The increase in research and development costs for the three month period was due to higher costs associated with new product introductions. The increase in research and development costs in the nine months ended September 30, 2002 is due mainly to the contribution from CMG activities.

In process research and development. In process research and development expenses in the nine months ended September 30, 2001 in the amount of $46,650, represents the fair value allocated to in process research and development of the CMG acquisition, based upon an independent valuation.

Selling, Marketing and Administrative expenses. Selling, Marketing and Administrative expenses decreased by 10% to $34,676 for the three months ended September 30, 2002 compared to $38,616 for the same period in 2001. As a percentage of sales, Selling, Marketing and Administrative expenses in the three months ended September 30, 2002 were 39% compared to 43% in the same period in 2001. As a percentage of sales, excluding one-time charges in the amount of approximately $5,260 mainly in connection with the CMG acquisition, Selling, Marketing and Administrative expenses in the three months ended September 30, 2001 were 37%.

Selling, Marketing and Administrative expenses decreased by 25% to $105,185 for the nine months ended September 30, 2002 compared to $140,909 for the same period in 2001. As a percentage of sales, Selling, Marketing and Administrative expenses in the nine-month period ended September 30, 2002 were 39% compared to 66% in the same period in 2001. As a percentage of sales, Selling, Marketing and Administrative expenses in the nine months ended September 30, 2002 and 2001, excluding one time charges in the amount of $61,551 during the nine months ended September 30, 2001, were 39% and 37%, respectively.

Selling, Marketing and Administrative expenses for the three (where applicable) and nine months ended September 30, 2001 include unusual charges, mainly in connection with the CMG acquisition, as follows:

* Write-down of accounts receivable mainly in connection with terminated distributors of $14,043 in the nine months ended September 30, 2001.

* Severance for terminated employees of $1,049 and $3,237 in the three and nine-month periods ended September 30, 2001, respectively.

* Retention bonuses of $1,436 and $8,260 in the three and nine-month periods ended September 30, 2001, respectively.

* Costs incurred for outside consultants, travel costs during the integration and other integration costs of $2,064 and $5,112 in the three and nine-month periods ended September 30, 2001, respectively.

* Approximately $5,537 relating to accrued future lease costs of closed or unused facilities and relocation costs incurred during the nine-month period ended September 30, 2001.

Other unusual charges in the three and nine months ended September 30, 2001 also included the following:

* Non-cash compensation related to special option grants and accelerated vesting of previously granted options in the amount of $711 and $25,362 in the three and nine months ended September 30, 2001, respectively.

Selling, Marketing and Administrative expenses for the three and nine months ended September 30, 2002, excluding one time expenses, increased due to contribution from the CMG acquisition, costs of approximately $2 million in the third of quarter 2002 associated with the SEC investigation and higher legal and integration costs.

Litigation expenses. Litigation expenses for legal settlements and related costs amounted to $5,201 for the nine-month period ended September 30, 2002, which resulted from the arbitration award in the Light Age matter (see Part II, Item 1- "Legal Proceedings", below), compared to $29,266 for the nine-month period ended September 30, 2001, which represented management's estimate of the Company's potential exposure relating to certain legal proceedings, claims and litigation, including but not limited to the 1998 class action litigation settlement, Light Age and other matters. No litigation expenses were incurred in the three-month periods ended September 30, 2002 and 2001, respectively.

Amortization of intangible assets. Amortization of intangible assets of $1,569 and $5,201 for the three and nine months ended September 30, 2002, respectively, compared to $3,217 and $5,357 for the three and nine-month periods ended September 30, 2001, include mainly amortization of intangible assets arising from the CMG acquisition. Amortization in the three and nine months ended September 30, 2001 include amortization of the identified intangible assets and goodwill arising from the CMG acquisition compared to the three and nine months ended September 30, 2002 which included only amortization of identified intangibles.

Write down of investments. Write downs of investments for the nine months ended September 30, 2001 of $3,986 represent mainly impairment of value of investments in affiliated companies, principally the Company's investment in Galil Medical Ltd.

Other income. Other income for the nine months ended September 30, 2002 of $1,720 represents the gain arising from the sale of the investment in Galil Medical Ltd., an investment for which the Company took an impairment reserve in 2001. Based on the terms of the sale the Company has the right to receive additional consideration in the event of a sale or public offering by Galil for a period of two years.

Financing expenses, net. For the three months ended September 30, 2002, financing expenses were $3,951 compared to financing expenses of $1,735 in the same period in 2001. For the nine months ended September 30, 2002, financing expenses were $11,286 compared to financing expenses of $7,095 in the same period in 2001.

The increase in financing expenses for the three months ended September 30, 2002 is mainly due to an exchange loss of approximately $450 compared to an exchange gain of approximately $1,900 in the three months ended September 30, 2001 and lower cash balances offset by lower interest rates.

The increase in financing expenses in the nine months ended September 30, 2002 is mainly due to lower cash balances, interest expense on debt incurred in connection with the CMG acquisition and higher exchange rate losses in the nine months ended September 30, 2002.

Income Tax Benefit (expense). Income tax expense in the three months ended September 30, 2002 was $586 compared to $200 in the same period last year. Tax expense for the nine months ended September 30, 2002 was $1,090 compared with a tax benefit of $1,216 in the period ended September 30, 2001. In April 2001, the Company reached a final agreement with the Israeli tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain of $1,600 from reversal of the accrual recorded in previous years. The (Israel) Law for Amendment of the Income Tax Ordinance (the "New Law") was enacted on July 24, 2002. The New Law may have a significant impact on international investments of Israeli companies. The New Law may also affect the local taxation of individuals and companies such as Lumenis. The Company is assessing the potential impact of the New Law on the Company together with its tax advisors, but believes the impact will not be material. Additional regulations under the New Law are expected to be enacted and the Company will have to assess the potential impact of the New Law once the regulations are introduced.

Company's share in losses of affiliates. For the nine months ended September 30, 2002, the Company's share in Aculight (UK) Limited's losses amounted to $121. In the three months ended September 30, 2002, the Company's share in the losses of Aculight (UK) Limited was $30 net after realizing a portion of deferred income that resulted from the sale of products to Aculight in 2001.

Extraordinary gain on purchase of Company's convertible notes. For the nine months ended September 30, 2002, extraordinary gain on the purchase of the Company's convertible notes was $92.

Net Income (loss). As a result of the foregoing factors, the Company's net loss was $928 for the three months ended September 30, 2002, compared to net income of $133 in the same period in 2001. The Company's net loss was $4,400 for the nine months ended September 30, 2002, compared to net loss of $142,016 in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands of dollars)

As of September 30, 2002, the Company had cash and cash equivalents of $20,033 compared to $31,400 on December 31, 2001. The decrease of $11,367 is mainly attributable to:

Operating activities

For the nine months ended September 30, 2002, cash used for operating activities was $4,451, attributable mainly to a $13,444 increase in operating assets and liabilities that resulted from an increase in inventory of $8,541, an increase in trade receivables of $8,338 and prepaid expenses and other receivables of $2,950 partially offset by an increase in accounts payable, accrued expenses and other long-term liabilities of $6,385. The increase in trade receivables was due to the effect of foreign currency translation of approximately $3,908 and to processing difficulties associated with the integration of the accounting systems of ESC and CMG. The increase in inventory resulted almost entirely from an increase in spare parts and inventory used in the Company's service network. An increase of $4,886 in accrued expenses is attributable to the increase in the Light Age arbitration award provision, net of a $650 payment made during the three month period ended September 30, 2002. $12,550 of the decrease in accounts payable and accrued expenses was for payments of previously accrued one-time charges in respect of the CMG acquisition, of which $5,258 was paid for severance and retention bonuses, $2,573 was paid in respect of integration costs and $4,719 was paid mainly for termination of agreements with distributors and lease agreements of abandoned facilities for which no sub-lease has been arranged. The remaining balance of the accrued one-time integration expenses in the amount of $4,181 is expected to be paid before the end of the first quarter of 2003. The balance of the increase in accounts payable and accrued expenses relate to higher trade payables in part related to the higher inventories.

Investing Activities

For the nine months ended September 30, 2002, cash used for investing activities was approximately $5,847. Investment in fixed assets was $5,994, which includes an investment of approximately $900 for the purchase of a building in Salt Lake City. Payments of $1,286 were made in respect of liabilities related to the acquisition of CMG and HGM that were paid during this period and $1,250 was used for other long-term investments. The sale of the investment in Galil Medical Ltd. resulted in proceeds of $1,720.

Financing Activities

For the nine months ended September 30, 2002, cash used for financing activities was $1,069. During August 2002, the Company drew down its $70,667 four-year loan from Bank Hapoalim, B.M. in accordance with a prior agreement between the parties entered on March 26, 2002. The proceeds of the loan were used to repay the Company's existing convertible subordinated notes due September 1, 2002 in the amount of $54,128 and to repay borrowings of $16,539 under its revolving credit agreement. The revolver was used by the Company mainly to repurchase $16,447 of its convertible subordinated notes during the six-month period ended June 30, 2002. The $70,667 loan matures four years from date of draw down and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. In accordance with the March 26, 2002 agreement, the Company also increased its revolving credit facility to $35,000 from $20,000. As of September 30, 2002, $4,905 was outstanding under the revolving credit facility principally for working capital purposes. In connection with the loan, the Company paid Bank Hapoalim a $4,000 fee, which will be amortized over the life of the loan and is recorded net against the loan on the balance sheet.

In its three financing arrangements with Bank Hapoalim, the Company is required to maintain a ratio of its debt, as defined, to EBITDA, as defined, of less than three times. At September 30, 2002, the Company had outstanding $175,572 under the three agreements. At September 30, 2002, the Company was not in compliance with this covenant and does not expect to be in compliance as of December 31, 2002. On November 19, 2002, the Company received a waiver of this requirement for September 30, 2002 and an amendment of the ratio to a maximum of 3.7 times for the quarter ending December 31, 2002. Additionally, among other things, the interest rate on borrowings under the revolving credit facility will be increased by 1.25% to LIBOR plus 2.25% effective November 19, 2002. Based on its current plans, the Company expects to be in compliance with the ratio. See "Cautionary Statements" below.

During October 2002, the Company and Coherent, Inc. agreed to modify the terms of the subordinated note, dated as of April 30, 2001, in the principal amount of $12,904 which was due on October 30, 2002. The Company and Coherent agreed that
(i) the principal amount shall be due as follows: (A) three equal monthly installments of $1,075 on Occtober 31, 2002, November 30, 2002 and December 31, 2002, respectively, and thereafter (B) seven equal monthly installments, each in the amount of $1,383, with the first such payment due on January 31, 2003; and
(ii) interest rate on the unpaid principal amount shall be nine percent (9%) per annum and shall be payable monthly, commencing on October 31, 2002. The amended repayment terms are subject to certain acceleration provisions in the event the Company secures additional financing.

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

   o The Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders' equity. This requires the Company to dedicate a substantial portion of its cash flow to debt service, could impair its ability to obtain additional financing for capital expenditures or other purposes, hinder its ability to adjust rapidly to changing market conditions, and could make the Company more vulnerable in the event of a downturn in its business or further deterioration of general economic conditions. Since much of the Company's debt is at floating rates, an increase in interest rates could adversely affect the Company. The Company was unable to comply with a debt coverage covenant in its bank agreements, and was required to obtain a waiver. See Note 8 to the unaudited financial statements.

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

   o Recent court decisions and enforcement actions in Japan may have the result of restricting or prohibiting altogether the sale of the Company's hair removal products to spas and salons in that country.

   o The closure of the manufacturing facilities in Santa Clara and their transition to Salt Lake City and Israel might impact the Company's ability to supply products in a timely manner.

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

   o The sales cycles for the Company's products may cause it to incur significant expenses without offsetting revenues and adversely affect cash flow. The Company typically realizes most of its quarterly revenues in the final month of a quarter.

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

   o It may be difficult for a plaintiff or judgment creditor to enforce a judgment rendered by a U.S. court against the Company, its officers and directors in Israel or to serve process on the Company's officers and directors in Israel.

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

Political Conditions

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Additionally, Israel is currently experiencing intense violence and terrorism and from time to time in the past, Israel has experienced civil unrest, primarily in the West Bank and in the Gaza Strip administered by Israel since 1967. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed pursuant to which certain territories in the West Bank and Gaza Strip were handed over to the Palestinian administration. The implementation of these agreements with the Palestinians representatives has been subject to difficulties and delays and a resolution of all of the differences between the parties remains uncertain. Recently the political conflict with the Palestinians has worsened. Since October 2000, there has been a significant increase in violence primarily in the West Bank and Gaza Strip, as well as in Israel itself, which intensified during 2001 and 2002. Negotiations between the parties have almost entirely ceased. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon. In November 2002 the National Unity Government was dissolved, and general elections are likely to take place within the next few months. The Company cannot predict the outcome of such general elections, whether any other agreements will be entered into between Israel and its neighboring countries, whether a final resolution of the area's problem will be achieved, the nature of any resolution of this kind, or whether the current violence will continue and to what extent this violence will have an adverse impact on Israel's economic development, on the Company's operations in the future or what other effects it may have upon the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has fixed rate debt of approximately $12,904. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely identifying material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs which were taken in 1999 (inventory and other charges of approximately $30,050; bad debt charges of $13,430; and litigation expenses of $4,400) and 2001(write-down of accounts receivable of $14,043 and write-downs of inventory and other charges (amounts not given)). On May 15, 2002, the Company learned that the SEC had issued a formal order of investigation on these matters, including as to whether, in connection therewith, the Company, in prior periods, may have overstated revenues and related income and failed to maintain proper books and records and a proper system of internal controls. This was followed by the issuance of a subpoena on August 19, 2002 relating to the above-mentioned requested information, as well as documents of the Company's present auditors, Brightman Almagor & Co., and its previous auditors, Luboshitz Kasierer. The Company believes, as of the date of this report, that it has substantially completed the production of documents to the SEC in response to the requests previously received with respect to the transactions involving U.S. distributors and certain charges taken in 1999 and 2001. The Company intends to continue to cooperate with the SEC in its investigation. Having reviewed, among other things, the information gathered for the SEC investigation, the Company does not believe that a restatement of the Company's reported financial statements is warranted. The SEC investigation, however, is ongoing and, accordingly, the Company is unable to predict the duration or outcome of this process.

During March, April and May 2002, eight purported class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of purchasers of Lumenis securities between January 7 and February 28, 2002 (the "Class Period"). The named defendants include, in addition to the Company, certain present and former officers and directors of the Company, including Prof. Jacob A. Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaints generally allege that the defendants violated U.S. Federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company's securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about the Company's operations even as the Company knew it was being investigated by the SEC and that its distributors had been contacted by the SEC.

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

In May 2002, another purported class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's securities between August 2, 2001 and May 7, 2002 (the "Extended Class Period"). In addition to the Company, the named defendants include certain present and former officers and directors of the Company, including Prof. Jacob A. Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaint alleges that the defendants violated U.S. Federal securities laws by making a series of material misrepresentations to the market during the Extended Class Period regarding the Company's financial performance, successful execution of its business plan and strong demand for the Company's products, thereby artificially inflating the price of Lumenis securities. The Company has not been served with a summons and complaint in this action.

The Company believes that all the allegations and claims in all of the above purported class action lawsuits are baseless, and the Company intends to vigorously defend against them.

On September 12, 2002, the Company filed a claim in the Tel Aviv - Jaffa District Court against Syneron Medical Ltd. and Messrs. Shimon Eckhouse, Michael Kreindel, Mark Aronovitz, Avner Lior and Hans Edel (the "Syneron Defendants"). The Company alleges that the Syneron Defendants, all former employees of the Company, used confidential business information and technology gained during their work at the Company, for the production and distribution of products essentially similar to the Company's products for hair removal and skin treatment (the "Copied Products"). The Company also alleges that Syneron Medical Ltd. and the Syneron Defendants (collectively the "Defendants") used information with regard to the Company's distributors and customers for the purpose of marketing the Copied Products. The Company is seeking the following remedies against the Defendants: a permanent injunction restraining the Defendants from using any business information or technology or trade secrets of the Company, a mandatory injunction ordering the Defendants to demolish all of the Copied Products that were produced by the Defendants, an order for the delivery of accounts, the appointment of a receiver and a monetary judgment in the amount of approximately $6,250,000. On October 20, 2002, the Defendants filed their Statement of Defense in which they denied the Company's claims, pleading, inter alia, that the Company's Intense Pulsed Light technology (the "IPL Technology") is within the public domain; that the Company has no intellectual property rights in it; and that, consequently, the Defendants' technology (the "ELOS Technology") does not breach the Company's rights in its IPL Technology. In addition, the Defendants pleaded, that there is no similarity between the ELOS Technology and the IPL Technology. On November 4, 2002, the Company filed its response to the Defendants' Statement of Defense. In its response, the Company claimed, inter alia, that the Defendants are prohibited from pleading that the Company does not have any intellectual property rights in the IPL technology, due to the fact that the Defendants themselves assisted the Company in registering patents which constitute the Company's intellectual property in the IPL technology. A court hearing has yet to be scheduled.

On September 20, 2002, Lumenis Inc. field a lawsuit against Syneron Inc. (Canada), Syneron, Inc. (Delaware), and certain former Lumenis employees, Brian
D. Lodwig, J. Scott Callihan, Mark Lazinski, and Stephen Harsnett, in the Superior Court of California for the County of Santa Clara for breach of contract, intentional interference with prospective economic advantage, misappropriation of trade secrets, breach of duty of loyalty, conspiracy, unjust enrichment, and unfair competition, seeking unspecified damages and injunctive relief. Lumenis Inc.'s request for expedited discovery was granted by the court, and Lumenis served initial discovery demands. On or about October 22, 2002, Syneron Inc. (Canada) filed a motion to quash service upon it for lack of personal jurisdiction. Lumenis' response to that motion is not yet due. On or about October 25, 2002, Lumenis Inc. filed an amended complaint adding former Lumenis Inc. employee David J. Maslowski as a defendant in the action. Other than the motion to quash filed by Syneron Inc. (Canada), the defendants have not yet responded to the complaint.

On October 28, 2002, Lumenis Ltd. and Lumenis Inc. (collectively, "Lumenis") filed a complaint in the United States District Court for the Central District of California alleging that Syneron Medical Ltd., Syneron Inc. and Syneron Canada Corp. (collectively "Syneron") are infringing six U.S. patents held by Lumenis by, inter alia, selling Syneron's Aurora DS and Aurora SR devices. Lumenis is seeking a temporary restraining order and a preliminary and permanent injunction against further infringement as well as an award of as yet undetermined damages and lost profits resulting from Syneron's infringement and Lumenis' attorneys' fees and costs. Oral argument on the request for a temporary restraining and preliminary injunction was held on November 1, 2002. Citing the complexity of the patent issues involved, the court declined to grant the Company's request for a temporary restraining order. However, the Company's request for a preliminary injunction was continued until February 7, 2003. The court also granted the Company's request for expedited discovery, and ordered the appointment of an independent expert to advise the court on the patent infringement issues raised by the lawsuit.

On October 24, 2002, Lumenis Inc. filed a complaint in the United States District Court for the Northern District of California (the "Federal Action") against Palomar Medical Technologies, Inc. ("Palomar") and the General Hospital Corp. ("General"). The complaint seeks a declaratory judgment that two U.S. patents, which are owned by General and sublicensed by Palomar to Lumenis Inc. pursuant to a 1998 license agreement (the "License Agreement"), are invalid and/or unenforceable and/or are not infringed by Lumenis. The complaint has not been served on Palomar or General.

In connection with the Federal Action, Lumenis has refused to pay royalties under the License Agreement. In response, Palomar filed a complaint on October 29, 2002 against Lumenis Ltd., Lumenis Inc., ESC Medical Systems Ltd., ESC Medical Systems Inc. and "ESC/Sharplan Laser Industries Ltd.". (collectively, "Lumenis") in the Superior Court of the Commonwealth of Massachusetts. The complaint alleges that Lumenis has breached the License Agreement by failing to make certain royalty payments, that Lumenis' actions have breached the implied covenant of good faith and fair dealing arising with respect to the License Agreement and that Lumenis' actions constitute unfair and deceptive trade practices in violation of M.G.L., Chap. 93A, Sections 2 and 11. Palomar seeks an award of unspecified compensatory damages, a trebling of such damages, its costs and attorneys' fees and pre-judgment interest. The complaint has not been served on Lumenis.

On September 30, 2002, an action was filed by Mr. Asif Adil, the Company's former Executive Vice President - Business Operations and acting Chief Financial Officer, in the Superior Court of New Jersey, Somerset County; Law Division against the Company and Prof. Jacob A. Frenkel, Yacha Sutton and Sagi Genger. The complaint alleges, among other things, that the Company removed Mr. Adil from these positions and terminated his employment in retaliation for his report to the Company of alleged accounting and disclosure irregularities. The action seeks, among other things, compensatory damages and reinstatement of his employment. The Company believes that the claims are without merit, and the Company intends to defend itself vigorously. On October 29, 2002, defendants removed the action to the United States District Court for the District of New Jersey (the "District Court"). On November 13, 2002, Mr. Adil filed a first amended complaint in the District Court, adding Lumenis Inc. as a defendant in the action.

On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against the plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortious interference with contract, unjust enrichment, and misappropriation. On July 1, 1999 the court granted Light Age's motion to compel the Company and the three affiliated entities to arbitrate. On August 13, 1999, Light Age filed a demand for arbitration on its counterclaim with the American Arbitration Association. On November 22, 1999, the Company and the three affiliated entities filed a response to Light Age's demand. Light Age claims that it incurred damages of up to $41.4 million, including interest. A hearing on the merits was held in December 2001 and closing arguments were held on January 30, 2002. On or about June 12, 2002, the Company was advised that the arbitrators issued an interim award to Light Age in the amount of approximately $6.88 million plus interest. On or about July 25, 2002, the Company was advised that the arbitrators issued a final award in the amount of approximately $9.1 million, which includes pre-judgment interest, an award of certain out-of-pocket expenses incurred by Light Age, and an increase of approximately $375,000 due to a computational error made by the arbitrators. The Company recorded a charge of $5.2 million for the three-month period ended June 30, 2002 in addition to its previous reserve of $4.6 million. The request by Light Age for approximately $2.78 million in attorneys' fees and disbursements was denied in its entirety. Approximately $180,000 of Light Age's request for reimbursement of out-of-pocket costs and $36,000 of Light's request for pre-judgment interest was also denied. Pursuant to a settlement agreement entered into on August 27, 2002, and amended on October 1, 2002 and October 31, 2002, Lumenis agreed to the entry of a final judgment on consent in the amount of the award amount as follows: (i) on August 27, 2002, the sum of $650,000; (ii) on October 1, 2002, the sum of $5,392,969
plus post-judgment interest on such amount at 8% per annum from July 26 through September 3, 2002 and at 5.5% per annum from September 4 through October 1, 2002 (which amount has been paid); (iii) on November 4, 2002, the sum of $500,000; and (iv) on December 1, 2002 the sum of $2,600,000 plus post-judgment interest on such amount at 8% per annum from July 26 through September 3, 2002 and at 5.5% per annum from September 4 through October 1, 2002 and at 8% per annum from October 2 through November 1, 2002 plus post-judgment interest on $650,000 at 8% per annum from July 26 through September 3, 2002 and interest on the sum of $500,000 from July 26, 2002 through September 3, 2002 at the rate of 8% per annum, plus post-judgment interest on said sum from September 4, 2002 through October 1, 2002 at 5.5% per annum, and thereafter post-judgment interest accruing on any unpaid portion of said sum at 8% per annum.

On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to Federal Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, violation of the Texas Deceptive Trade Practices Act and Texas Securities Act. In March 2002, the plaintiffs filed a motion to amend their complaint to dismiss the class action and securities allegations and to add several new plaintiffs and in June 2002, the motion was granted. The plaintiffs subsequently filed a motion to remand the cases to State Court, which was granted. The Company denies the allegations and will continue to defend this case vigorously. No assessment of likelihood of outcome or likely damages, if any, can be made at this time.

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

On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. ("Trimedyne") in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks (i) an injunction enjoining Trimedyne's infringement; (ii) an award of damages sustained by Lumenis as a result of such infringement; (iii) a trebling of such damage award; and (iv) an award of its costs and attorneys' fees incurred in the action. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis' material allegations of infringement and asserting counterclaims alleging that: (i) Trimedyne is entitled to a declaratory judgment that Trimedyne is not infringing the patents;
(ii) Lumenis Inc. has violated certain U.S. and California antitrust and trade practices laws; (iii) Lumenis Inc. has disseminated false and misleading statements in violation of the California Business and Professions Code and/or California's trade libel laws; (iv) certain Lumenis Inc. products infringe Trimedyne's patents; (v) Lumenis has tortiously interfered with Trimedyne's prospective economic relationships; and (vi) Trimedyne is entitled to a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130,000 under a 1994 patent license. Trimedyne seeks: (i) an injunction enjoining Lumenis Inc. from the allegedly wrongful acts; (ii) unspecified damages arising from Lumenis Inc.'s allegedly wrongful acts and a trebling of such damages; (iii) Lumenis Inc.'s profits derived from Lumenis Inc.'s allegedly wrongful acts; (iv) unspecified punitive damages for Lumenis' allegedly wrongful acts; (v) a refund of the alleged royalty overpayment, plus interest thereon; and (vi) Trimedyne's costs and attorneys fees incurred in connection with this action. The Company believes the counterclaims are baseless, will vigorously defend against them and will continue to vigorously prosecute its claims against Trimedyne. On April 29, 2002, the Company moved to: (i) dismiss the federal and state antitrust counterclaims, the counterclaims for trade libel and the counterclaim for tortious interference with prospective economic relationships on the grounds that Trimedyne has failed to state a claim upon which relief can be granted;
(ii) dismiss or stay the claims related to the 1994 patent license as those claims are subject to a compulsory arbitration clause; and (iii) strike certain of the affirmative defenses asserted by Trimedyne. On June 3, 2002, Trimedyne served an amended answer and counterclaims re-asserting all of the claims from its original complaint other than the claims relating to the 1994 patent license. The parties have commenced negotiations to attempt to settle this action and have agreed to suspend proceedings until December 5, 2002, at which time Lumenis Inc. must reply to the counterclaims or file a motion to dismiss the counterclaims.

On August 19, 2002, Cool Laser Optics, Inc. ("Cool Laser") commenced an arbitration proceeding before the American Arbitration Association by filing a demand for arbitration claiming that Lumenis Inc. violated an August 1996 patent license agreement (that was entered into by Cool Laser and Coherent Inc. and assigned to Lumenis Inc.) by not paying royalties thereunder respecting sales of Lumenis Inc.'s LightSheer systems and that as a result the license agreement has been or is terminated and Lumenis Inc.'s sales of the LightSheer systems constitute infringement of certain of Cool Laser's U.S. patents. The demand for arbitration seeks an unspecified amount in damages and an injunction against further sales of the LightSheer system. On October 3, 2002, Lumenis Inc. filed and served an answering statement denying the material allegations of the demand for arbitration, denying that the LightSheer system infringes the referenced patents, denying that Lumenis Inc. owes any royalties under the license agreement and denying that Cool Laser has any right to terminate the license agreement. Lumenis Inc.'s answering statement also asserts that the Cool Laser patents are invalid and unenforceable and that Cool Laser is estopped from asserting them and further asserts that the arbitrators do not have jurisdiction to hear a claim for patent infringement. Lumenis Inc.'s answering statement seeks, inter alia, the dismissal of all of Cool Laser's claims with prejudice.

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

Finally, the Company also is a defendant in various product liability lawsuits in which the Company's products are alleged to have caused personal injury to certain individuals who underwent treatments using the Company's products. The Company is defending itself vigorously, maintains insurance against these types of claims and believes that these claims individually or in the aggregate are not likely to have a material adverse impact on the business, financial condition or operating results of the Company.

The balance sheet as of September 30, 2002 includes an accrual of $18.1 million (including the provision of $8.9 million due to the settled 1998 class-action lawsuits, as disclosed in the 2001 Form 10-K and a provision of $9.2 million for the Light Age matter) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

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

      FOR: 31,300,839           WITHHOLD: 258,797

In addition, Mr. Mark H. Tabak continues as an "Outside Director" appointed under the Israeli Companies Law.

2. To approve the appointment of Brightman Almagor & Co., a member firm of Deloitte, Touche & Tohmatsu, as the Company's independent auditors to audit the consolidated financial statements of the Company and its subsidiaries for fiscal year 2002. This matter was approved by the following votes:

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

      FOR: 30,568,339           AGAINST: 943,928        ABSTAIN: 47,369

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1 Employment Agreement dated as of July 1, 2001 between the Company and Sagi Genger

10.2 Pledge Agreement dated as of June 1, 2002 between the Company and Sagi
Genger

10.3 Letter Agreement dated October 22, 2002 between the Company and Coherent, Inc., relating to the Promissory Note, dated as of April 30, 2001.

10.4 Second Amendment to Sublease, dated as of October 21, 2002, between the Company and Coherent, Inc.

10.5 Termination of Consulting Agreement, dated November 8, 2002, from Thomas G. Hardy to the Company.

10.6 Letter Agreement dated November 19, 2002 between the Company and Bank Hapoalim B.M.

(b) Reports on Form 8-K

On August 15, 2002, the Company filed a Current Report on Form 8-K disclosing (under Item 9) the certification made by the Company's chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act with respect to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Lumenis Ltd.

                                         /s/  Kevin Morano
                                         ---------------------------------------
Date: November 19, 2002                  By:  Kevin Morano
                                              (Chief Financial Officer,
                                              and Duly Authorized Officer)

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

   3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                By: /s/ Yacha Sutton
                                          --------------------------------------
                                               Yacha Sutton
                                               Chief Executive Officer

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

   3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002               By: /s/ Kevin Morano
                                          --------------------------------------
                                              Kevin Morano
                                              Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Employment Agreement dated as of July 1, 2001 between the Company and Sagi Genger

10.2  Pledge Agreement dated as of June 1, 2002 between the Company and Sagi
      Genger

10.3 Letter Agreement dated as of October 22, 2002 between the Company and Coherent, Inc., relating to the Promissory Note, dated as of April 30, 2001.

10.4 Second Amendment to Sublease, dated as of October 21, 2002, between the Company and Coherent, Inc.

10.5  Termination of Consulting Agreement, dated November 8, 2002, from Thomas
      G. Hardy to the Company.

10.6 Letter Agreement dated November 19, 2002 between the Company and Bank Hapoalim B.M.