Form 10-K
period 2002-12-31
LUMENIS LTD
filed 2003-03-28
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
     ______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

      The aggregate market value of the Ordinary Shares held by non-affiliates of the registrant, based on the closing price of the Ordinary Shares on March 24, 2003 as reported on the Nasdaq National Market, was approximately $28,049,991. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own more than 5% of the outstanding Ordinary Shares for purposes of the preceding calculation is based on information on Schedules 13D and 13G filed with the Commission. This determination of affiliate status is not a conclusive determination for other purposes.

The number of Ordinary Shares, par value 0.10 New Israeli Shekels ("NIS") per share, of the registrant outstanding as of March 24, 2003 was 36,942,439.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions                Part of the Form 10-K
are incorporated by reference                into which incorporated
-------------------------------------------- ---------------------------------
Proxy Statement for the 2003                 Part III
Annual General Meeting of Shareholders

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Lumenis Ltd. ("Lumenis", "Company", "We" or "Our") is a world leader in the design, manufacture, marketing and servicing of laser and light based systems for aesthetic, ophthalmic, surgical and dental applications. Lumenis offers a broad range of laser and intense pulsed light, or IPL(TM) ("IPL") systems, which are used in skin treatments, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, psoriasis, ear, nose and throat ("ENT"), gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, diabetic retinopathy, secondary cataracts, age-related macular degeneration, vision correction, neurosurgery, dentistry and veterinary.

     The Company was incorporated in Israel on December 21, 1991. In January 1996, the Company completed an initial public offering ("IPO") in the United States.

     On April 30, 2001, the Company completed the purchase of Coherent Medical Group ("CMG") the medical division of Coherent, Inc. ("Coherent"). This acquisition approximately doubled the Company's sales, expanding its leading position in sales of pulsed light and laser based systems for the aesthetic and surgical markets, made it a significant competitor in the ophthalmic segment of the medical laser market, expanded its proprietary technology and increased its critical mass by country and customer type for the marketing and cross-selling of its products. After completion of this acquisition, the Company changed its name from ESC Medical Systems Ltd. ("ESC") to Lumenis Ltd. See "Coherent Asset Acquisition" below.

     Unless the context otherwise requires, all references to "Lumenis", the "Company", "We" or "Our" shall mean Lumenis Ltd. and each of its subsidiaries.

     This Report includes forward looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Forward Looking Statements and Risk Factors."

MARKET FOCUS

     The Company's systems are designed for use in a variety of medical environments. The principal target markets for the Company's aesthetic products are physicians with private practices or clinics, as well as leading beauty/hair removal centers. Many of these are customers who wish to access the vanity market and are looking to increase their revenues and reduce dependence on insurance reimbursements. The target markets for the Company's surgical products are hospitals and outpatient clinics that use lasers for certain procedures. Ophthalmologists are the primary target market for the Company's ophthalmic products, with a focus on office based procedures. Dentists are the primary target market for the Company's dental products.

COHERENT ASSET ACQUISITION

     The Company acquired substantially all of the assets and related liabilities of CMG for $100 million in cash financed through a new bank term loan note, 5,432,099 ordinary shares of Lumenis, and a $12.9 million eighteen-month 5% subordinated note (see Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations; Financing Activities"), plus an earn-out of up to $25 million based on the revenues generated during the four calendar years ending December 31, 2004 from sales of the ophthalmic equipment operations of CMG. The cash portion of the purchase price was subject to a post-closing adjustment based on the closing date net tangible book value of the business, which increased the purchase price by approximately $5.4 million. If total ophthalmic revenues for the four fiscal years ended December 31, 2004 exceed $450 million, the earn-out payment will be 21.5% of the excess. In addition, if the ophthalmic business is sold to a third party during this four-year period for a price in excess of $110 million, Coherent will receive an earn-out payment equal to 50% of the excess. In no event, however, will the earn-out payment be more than $25 million. During the fiscal years ended December 31, 2002 and 2001, the ophthalmic equipment sales were approximately $80 million and $55 million, respectively (all of which are attributable to the acquired CMG operations). The Company is obligated to register the 5,432,099 shares by October 30, 2003, for resale. At completion of the acquisition, Bernard Couillaud, President and Chief Executive Officer of Coherent, was appointed to the Company's Board of Directors and served as a director until his resignation in January 2003. Coherent retains the right to nominate one Company director. Coherent continues to supply the Company parts and components.

     Sales for Lumenis' business, assuming the acquisition of CMG occurred on January 1, 2001, for the years ended December 31, 2001 and 2002, are as follows (dollar amounts in thousands):


BUSINESS                                 YEAR ENDED                   YEAR ENDED
                                  DECEMBER 31, 2002            DECEMBER 31, 2001
                                   (ACTUAL RESULTS)     PRO FORMA AND UNAUDITED)
AESTHETIC                                      $145                         $168
--------------------------------------------------------------------------------
Ophthalmic                                       80                           74
--------------------------------------------------------------------------------
Surgical                                         60                           64
--------------------------------------------------------------------------------

Other                                            63                           70
--------------------------------------------------------------------------------

TOTAL                                          $348                         $376
--------------------------------------------------------------------------------

     Following the completion of the CMG acquisition, the Company embarked on an intensive integration program to merge the two companies into one organization. As part of the integration program, the Company rationalized product lines, sales and distribution networks, combined offices, closed facilities and reduced employment. This included the closure of the manufacturing sites in Seattle, Washington, the manufacturing activities in Tel Aviv, Israel and five sales offices in Norwood, Massachusetts, Munich, Germany, Cambridge, England, Paris, France and Tokyo, Japan. See "Manufacturing" below and Item 2 - "Properties". As a result of such closures, the Company consolidated its manufacturing sites and balanced the production of its products between the United States and Israel. Furthermore, it combined sales activities in an effort to strengthen its global sales force. The Company experienced difficulties in the consolidation and integration of its administrative, financial and IT systems during 2002 which impacted its ability to produce essential management information for controlling and monitoring its working capital. As a result the Company experienced a significant cash usage for working capital. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Result of Operations".

TECHNOLOGY

     Most of the Company's products are based on proprietary technologies, using intense pulsed light ("IPL") or laser applications pioneered by the Company.

     INTENSE PULSED LIGHT TECHNOLOGY. IPL, the Company's proprietary technology, uses thermal energy generated by a broad band intense pulsed light source to selectively illuminate unwanted lesions without damaging the surrounding tissue. IPL uses a combination of intense pulses of light and different cut-off filters. Our IPL products are primarily aimed at the private aesthetic markets and applications include: skin rejuvenation, non-invasive treatment of varicose veins and other benign vascular lesions; removal of benign pigmented lesions, such as age spots and sunspots; and hair removal. Among our leading IPL brands are the VascuLight Elite system for skin rejuvenation, both deep and superficial vascular lesions, pigmented lesions, and hair removal; and the IPL Quantum family of products for skin treatments, vascular and pigmented lesions and hair removal.

     LASER TECHNOLOGY. Surgical and ophthalmic laser systems are generally categorized by the active material employed in generating the laser's beam. Materials used in surgical and ophthalmic lasers may be gases (such as CO2, argon or krypton) or crystals (such as yttrium-aluminum-garnet (YAG)). The active material determines the wavelength of the light emitted and thus the applications for which various types of lasers are best suited. The Company offers many laser systems, utilizing CO2, Nd:YAG, Erbium, Holmium and Diode technologies. The lasers come in a variety of sizes and power levels designed to serve a broad range of aesthetic and medical procedures in physician offices, outpatient clinics and hospitals. These lasers work with a wide variety of application-driven laser accessories. Among the Company's leading cosmetic laser brands are: LightSheer diode lasers systems for hair removal and UltraPulse for skin resurfacing. The Company offers a comprehensive line of lasers for ophthalmic surgery, including the Selecta II laser for glaucoma, the Novus Varia and Novus Spectra for treatment of the retina and the Opal Photoactivator for treatment of age-related macular degeneration (AMD). The Company's leading surgical products are the PowerSuite for urology and UltraPulse Encore for gynecology applications. The Company's leading dental products are OpusDuo, Opus 20, Opus 5 and Opus 10.

                            PRODUCTS AND APPLICATIONS

     AESTHETIC APPLICATIONS. The Company's main focus has been in the aesthetic market, responding to the public's demand for improved appearance. The primary applications for our products are: the improving of facial complexion, skin texture, and blemishes; the removal of benign vascular lesions, including leg veins, spider veins on legs and face, and other red spots; removal of benign pigmented lesions including brown spots, age spots, sunspots, scars, stretch marks and tattoos; and hair removal. In 2002, approximately 41.7% of our revenues were derived from aesthetic applications.

     The following are the major products we currently market to meet these primary aesthetic applications. We have designed some of our systems to have the versatility to treat several different conditions.

   Aesthetic: Vascular and Pigmented Skin Treatments and Skin Resurfacing

     VASCULIGHT ELITE. VascuLight Elite is the multi-application IPL system, integrating the features and benefits of the IPL with an Nd:YAG laser. It enables physicians to offer patients non-invasive solutions for a variety of clinical applications in a single device. The IPL heads can be varied according to applications for photorejuvenation, vascular and pigmented lesions, and hair removal. The Nd:YAG laser treats deep vascular lesions and leg veins.

     IPL QUANTUM. These IPL systems are available as single application and are also upgradeable to multi-application systems for treating a variety of applications including photorejuvenation, vascular and pigmented lesions as well as hair removal. The Quantum DL for deeper leg veins was introduced in 2001.

     ULTRAPULSE AND ULTRAPULSE ENCORE. UltraPulse is the industry's high-end high-energy, short-pulse-duration CO2 technology that first made laser skin resurfacing possible. It treats moderate to severe wrinkles and acne scarring and can also be used for a wide range of surgical applications.

     LIGHTSHEER. The Company's leading product for laser hair removal, LightSheer systems are high-power pulsed diode array systems that provide safe and efficacious permanent hair reduction to patients of all skin types, including tanned skin. LightSheer has been recognized as a simple to operate and very low maintenance system.

     CLEARLIGHT. Lumenis holds the exclusive distribution rights for ClearLight in the US and non-exclusive distribution rights worldwide excluding the US, an intense blue light acne treatment system owned by CureLight Ltd. of Or Akiva, Israel. The Company believes that this therapy achieves higher clearance rates in less time than other medical treatments without observable material adverse side effects. ClearLight received the CE mark in 2001, and in August 2002 CureLight received marketing clearance from the United States Food and Drug Administration (the FDA) (see "Government Regulation" below). The Company began shipping the product outside the United States in the second quarter of 2001.

     BCLEAR. In February 2002, Lumenis introduced the BClear Targeted PhotoClearing System, a Ultraviolet B (UVB) based light therapy system to treat psoriasis and vitiligo. The focused, high dose delivery and precise dosimetry of the BClear system allows individually customized treatments that safely and effectively treat specific problem locations without exposure to surrounding healthy skin. BClear qualifies for Medicare reimbursement under an existing reimbursement code.

     RELUME. Lumenis was the first company to introduce light-based therapy for the cosmetic treatment of leucoderma. The ReLume system was launched in November 2002 for hypopigmentation conditions associated with scars, stretch marks, post chemical peeling and skin resurfacing. The targeted light, transmitted via fiber optics, precisely stimulates the production of melanin and repigments the affected area with no side effects or pain.

OPHTHALMOLOGY APPLICATIONS. CMG was a leader in the ophthalmic laser market since its introduction of the first argon photocoagulator system in 1970 for the treatment of retinal diseases and glaucoma. CMG had achieved a widespread reputation for innovations and product excellence with an installed base of over 30,000 ophthalmic lasers in more than 75 countries. Since the acquisition of CMG Lumenis has been developing products which include both laser and other innovative technology solutions for the treatment of a variety of sight-threatening diseases. Argon, krypton, Nd:YAG, excimer, diode-pumped, and other diode systems all continue to give ophthalmologists essential surgical alternatives to treat various ophthalmic conditions. During the fourth quarter of 2002 the ophthalmic business launched four new products; the Novus Varia TM, the Selecta Duet TM, the Novus Spectra and the Novus TTX.

 The Novus Varia is the world's first three-color diode-pumped ophthalmic laser. The Selecta Duet is the first laser to treat both glaucoma and secondary cataracts. The Novus Spectra a 532 nanometer green diode pumped solid-state photocoagulation laser, is the first product of the integration of Lumenis and HGM Medical systems. The Novus TTX, a diode-pumped 810 nanometer infrared photocoagulator laser, has not yet received FDA clearance for sale in the United States.

In 2002 approximately 23.1% of our revenues were derived from ophthalmic applications.

Our leading ophthalmic applications include:

     PHOTOCOAGULATOR. The purpose of this system is to heat or coagulate tissue. The primary application is the treatment of diabetic retinopathy, an abnormal vascular disease of the retina. Through the use of photocoagulation serious vision loss from diabetic retinopathy has been reduced in some patients from 50% to less than 2%. The main products are: Novus Varia, Novus Spectra, Ultima, and the Elite family of products.

     PHOTODISRUPTOR. The photodisruptor creates a small optical breakdown, or spark, to separate tissue or drill holes in the retina. The primary application is capsulotomy or perforation of the posterior capsule, a membrane left after removal of the cataractous lens. A secondary application is drilling holes in the iris, laser iridotomy, to relieve pressure in narrow angle glaucoma. The main brands for this product are the Aura and the Selecta Duet.

     PHOTOACTIVATOR. This system is used to activate a drug, Visudyne(R), to cause selective destruction of abnormal retinal blood vessels. The primary application is treatment of the predominantly classic "wet" form of age related macular degeneration (AMD). The main product is the Opal photoactivator which uses Visudyne, a drug provided by Novartis.

     SELECTIVE LASER TRABECULOPLASTY (SLT). SLT is used to selectively target individual trabecular meshwork cells to activate a biologic response that increases outflow of fluid to reduce intraocular pressure in open angle glaucoma. SLT is performed using the Selecta II and Selecta Duet.

     REFRACTIVE. This system is used to correct near and far sightedness and astigmatism. In certain markets outside of the U.S. market, Lumenis distributes the Allegretto Wave laser, manufactured by Wavelight Laser Technolgie AG, which has the capability of "custom ablation" to achieve better corrective vision for patients.

     SURGICAL APPLICATIONS. Lumenis' acquired businesses, including Laser Industries, with its Sharplan brand name, and CMG, were leaders in the surgical marketplace for over twenty-five years. Lumenis now has a leading position in the surgical laser market. In the fourth quarter of 2002 the UltraPulse SurgiTouch (UPST) was approved by the FDA as the first application guided pulsed CO2 laser to offer an intuitive, versatile interface featuring pre-set parameters by specialty, application and suggested delivery device. The UPST is the first product to result from the integration of CMG and ESC. In 2002, 17% of our revenues were derived from surgical applications.

     The Company offers a broad range of laser systems and accessories for sale to hospitals and to medical practices to meet the growing in-office procedure demand.

   Surgical: Urology

     POWERSUITE. The VersaPulse PowerSuite family of holmium lasers is used for two main applications in Urology: ureteral, bladder and kidney stone lithotripsy and benign prostatic hyperplasia (BPH). BPH affects over 60% of men over the age of 60. Power Suite is sold with a wide range of fibers, which enable physicians to penetrate hard to reach areas. The laser is used to resect, ablate and coagulate tissue.

     In 2001 the Company entered into a U.S. distribution agreement with Boston Scientific Corp ("BSC") under which BSC is responsible for sales of fibers and accessories as well as for providing sales leads for holmium lasers to Lumenis' direct distribution force. An agreement for distribution in Japan was entered into under which BSC is responsible for sales of all Lumenis urology offerings in Japan.

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

     Lumenis offers several systems for various gynecologic applications, including laparoscopy, endometrial ablation, and lesions of the lower genital tract. Our leading gynecological products include:

     ULTRAPULSE ENCORE. UltraPulse Encore is used in gynecology as well as operating room based surgery. This high powered technology provides performance enhancement over lower powered CO2 technologies.

     VETERINARY APPLICATIONS. The Company pioneered laser applications in the veterinary area with the AccuVet, a compact, easy to use, CO2 laser. The many surgical applications include: removal of cysts, tumors and warts; specialized internal procedures; neutering; spaying; and declawing.

     DENTAL APPLICATIONS. We have developed several dental lasers to enable dentists to perform hard and soft tissue applications including drilling, cavity preparation, gum trimming and periodontal procedures, as well as teeth whitening. In 2002, 2.3% of our revenues were derived from dental applications. Our leading systems for dental applications include:

     OPUS5 AND OPUS10. Opus5 watt and Opus10 watt are compact lightweight efficient 830mm diode laser systems. The Opuslasers can also be used for soft tissue applications such as cosmetic and periodontal procedures, minor surgical procedures (troughing), and curettage. The Opus systems can be used to whiten teeth in conjunction with a specified gel.

     OPUSDUO AND OPUS20. The OpusDuo is a new system that uniquely combines Erbium YAG and CO2 lasers in one cabinet with two distinct delivery systems. Both lasers incorporate the Opus patented hollow wave guide delivery system that emits high energy pulses. The Er:YAG laser is designed primarily for hard tissue procedures on enamel, dentin and bone, including cavity and crown lengthening, caries removal and etching. The CO2 laser is effective for a wide variety of soft tissue applications, including gingevectomy, gingivoplasty, frenectomy, implant exposure, laser troughing, crown lengthening, and guided tissue regeneration. The OpusDuo enables dentists to remove hard tissue at speeds equal to high speed mechanical handpieces.

     NOVAPULSE. The NovaPulse is a 20 Watt pulsed CO2 laser for a wide variety of soft tissue applications including gingevectomy, gingivoplasty, frenectomy, implant exposure laser troughing, crown lengthening, biopsies and guided tissue regeneration. The NovaPulse can also be used for multiple perio/oral surgical applications. The NovaPulse offers the patented hollow wave guide technology for more flexibility and energy to tissue.

     The Company also sells a variety of handpieces and accessories for its dental lasers.

     INDUSTRIAL APPLICATIONS. Our industrial unit, Spectron Lasers Ltd., located in Rugby, England, develops and sells a number of different industrial laser systems for specialized applications based upon customer requests. In 2002, 3.1% of our revenues were from industrial applications.

PRODUCTS UNDER DEVELOPMENT

     In order to maintain and enhance its competitive position, the Company believes it is imperative to develop new products and applications and introduce new technologies. Some of these products are developed internally, some are developed pursuant to research agreements, and some are acquired or licensed.

BUSINESS STRATEGY

     The Company intends to maintain its leadership position in its markets by providing quality leading edge systems, accessories and service, and through in-house research and development and continued acquisition of products and technologies. The Company intends to broaden its sales channels and product offerings to reach a wider audience for its products. The Company intends to use its resources to ensure that it can compete effectively in each of the markets it has targeted.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     Please refer to Note 16 of the Consolidated Financial Statements with respect to financial information about business segments.

MARKETING, DISTRIBUTION AND SALES

     As part of the integration of CMG, in the second half of 2001 the Company began a reorganization of its core business operations into four functional business units to focus upstream marketing and research and development activities within product application areas.

     The four business units were established to focus on Lumenis' primary markets: aesthetic,; ophthalmic, surgical and other. Beginning in 2003, the ophthalmic and surgical businesses were combined as one group called Medical.

     o The Aesthetic business unit focuses on photorejuvenation, hair removal, vascular and pigmented lesions, acne, psoriasis and other cosmetic applications under development.

     o The Ophthalmic segment focuses on ophthalmic products for the correction of vision related problems, and the Surgical segment focuses on hospital and in-office medical procedures in such fields as gynecology, urology, ENT, and other surgical applications.

     Three regional service centers have been established to coordinate local sales, marketing, service and administrative functions for all business units. In addition to the sale of products, the Company generates revenues from service calls, maintenance agreements and sales of parts and accessories. Lumenis sells directly in fourteen countries and has consolidated the global distributor networks of its two primary predecessor companies. These distributors sell Lumenis products in over 75 countries around the world.

     The regional service and administrative centers are:

     o Americas, headquartered in Santa Clara, California, which is responsible for sales in the United States and distributor sales in Canada and Latin America.

     o Europe, headquartered in Amsterdam, the Netherlands, which is responsible for direct sales in France, Germany, Italy, Sweden and the United Kingdom and for distributor sales in the rest of Europe, the Middle East the former Soviet-bloc countries and Africa. The European headquarters also manages the Company's main distribution center outside the United States.

     o Asia Pacific, headquartered in Tokyo, Japan, which is responsible for direct sales operations in Japan, the People's Republic of China and Hong Kong as well as distributor sales in the other countries in Asia and the rest of the world, not covered elsewhere. Beginning in 2003, the head manager for the Asia Pacific region, excluding Japan, will be based in Beijing, China.

     Within each region, where appropriate, the Company has entered into distributor and representative agreements, to enable it to better penetrate and serve certain markets.

     The Company also has entered into distribution agreements with other manufacturers to grant Lumenis rights to distribute third party products which complement its product offerings, including the ClearLight Phototherapy system for acne, Allegretto Wave laser for laser vision correction, Selecta Duet for glaucoma and cataracts and Aura photodisruptor for capsulotomy, all of which are sold through the regional service centers.

BREAKDOWN OF NET SALES BY REGION BASED ON LOCATION OF THE CUSTOMERS

                                        For The Year Ended December 31,
                              --------------------------------------------------
                                          (dollar amounts in thousands)

                                                    Actual

                                          2002           2001           2000
                                      ------------   ------------   ------------

Americas .............................    $170,146       $151,614        $69,728
Europe ...............................      73,247         71,638         50,181
Asia .................................     103,020         88,266         39,628
Israel ...............................       2,083          3,683          2,088

                                          --------       --------       --------

Total ................................    $348,496       $315,201       $161,625
                                          --------       --------       --------

     To assist customers in financing their purchases of the Company's products, the Company or its distributors may introduce them to one of a number of independent leasing companies and in some cases may earn a fee for referral. As is common in this industry, a substantial portion of the Company's sales are completed in the last few weeks of each calendar quarter.

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

MANUFACTURING

     The Company manufactures its products in six principal locations: Yokneam, Israel, where Aesthetic and Surgical products are manufactured; Pleasanton, California, where Aesthetic products are manufactured; Salt Lake City, Utah, where Ophthalmic products were manufactured; Santa Clara, California, where Aesthetic, Surgical and Ophthalmic products are manufactured; Netanya, Israel, where mainly Dental products are manufactured; and Rugby, England, where industrial products are manufactured.

     Following the completion of the CMG acquisition, the Company consolidated its manufacturing sites and balanced the production of its product lines between the United States and Israel. By the end of 2001, the Company closed its manufacturing sites in Seattle, Washington and Tel Aviv, Israel. The production of the NovaPulse products was transferred from the Seattle facility to the Yokneam, Israel site. Additionally, in an effort to lower manufacturing costs, during 2002 the Company transferred manufacturing activities from Santa Clara to Yokneam and Salt Lake City. This transfer is expected to be completed in the second quarter of 2003.

     The Company manufactures products based mostly upon sales forecasts and, to a lesser extent, upon specific orders received from our customers. The Company delivers products based upon purchase orders received, and on average, the Company fulfills each customer's order within two to eight weeks of receipt of the order.

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

     In Israel and the Netherlands, the Company uses a vendor to store and stock its raw materials inventory and finished goods inventory, respectively.

     The Company orders raw materials, including optical and electronic parts, which it sends in kits to subcontractors for assembly of components and subassemblies. Assembly (in part), integration, and quality assurance of the components and subassemblies are conducted at the Company's manufacturing facilities. In some cases, quality is tested on-site at the subcontractor's facility.

RESEARCH AND DEVELOPMENT

     The Company's research and development strategy is to develop high quality products and related accessories to maintain its competitive advantage. The Company's research and development expenses, net of participation by the Israeli Office of the Chief Scientist, were approximately $29.0 million in 2002, $21.8 million in 2001, and $11.9 million in 2000. The Company believes that the close interaction between its research and development, marketing, and manufacturing groups allows for timely and effective realization of the Company's new product concepts.

     The Company receives certain grants and tax benefits from, and participates in, programs sponsored by the Government of Israel.

     Israeli tax law permits, under certain conditions, a tax deduction in the year incurred for expenditures (including capital expenditures) in scientific research and development projects, if the expenditures are approved by the relevant Israeli Government Ministry (determined by the field of research), and the research and development is for the promotion of enterprise and is carried out by or on behalf of a company seeking such deduction. Expenditures not approved as such are deductible over a three year period for Israeli tax purposes. However, the amounts of any government grants made available to the Company are subtracted from the amount of the aforementioned deductible expenses.

     The terms of the Israeli government participation also require that the manufacture of products developed with government grants be performed in Israel. Under the regulations of the Law for the Enforcement of Industrial Research and Development 1984 (the "Research Law"), if any of the manufacturing is performed outside Israel by any entity other than the Company, assuming the Company received approval from the Chief Scientist for the foreign manufacturing, the Company may be required to pay increased royalties. The increase in royalties depends upon the manufacturing volume that is performed outside of Israel. The maximum royalty to be paid could be up to 300% of the original grant plus interest and the Israeli Consumer Price Index ("CPI") linkage differences.

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

     In connection with an initial program approved by the Office of the Chief Scientist, the Company and an Israeli subsidiary received or accrued participation grants from the State of Israel in the amount of approximately $135,000, $58,000 and $60,000 for the years ended December 31, 2002, 2001 and
2000, respectively. In return for the Government's participation payments, the Company and its subsidiaries are obligated to pay royalties at a rate of 3% to 5% of sales of the developed product until the Office of the Chief Scientist is repaid in full. In the years ended December 31, 2002, 2001 and 2000, the Company and its subsidiaries paid or accrued royalties to the Office of the Chief Scientist in aggregate amounts of$348,000, $292,000, and $408,000, respectively. As of December 31, 2002, the balance of the Company's outstanding obligation to the State of Israel in connection with all participation payments is approximately $5,246,000 which will be repaid to the government in the form of royalties on sales of those products that reach the market.

BACKLOG

On December 31, 2002 our backlog was approximately $10 million as compared to none at December 31, 2001. Backlog represents firm orders generally shippable within the next two quarters. We believe that most of our backlog at the end of December 31, 2002 will be delivered within the next two quarters. The increase in the backlog reflects the strong demand for our products, in particular for our new ophthalmic products, and delays in shipment.

COMPETITION

     Lumenis faces keen competition in its different markets. Competition arises from other light-based products as well as alternate technologies. Competitors range in size from small single product companies to large multifaceted corporations, which may have greater resources than those available to the Company. Major competitors are: in the aesthetic market, Candela Corporation, Cynosure, Inc., Danish Dermatological Development A/S, Laserscope, Inc., Palomar Medical Technologies, Inc., Syneron Medical Ltd. and Altus Medical Inc.; in the surgical market, Diomed Inc., Dornier MedTech, and Bioletic AG; in the ophthalmic market, Carl Zeiss Meditech AG, Nidek Technologies Inc. and Iridex Corporation; and in the dental market, Biolase Technology, Inc.

     In addition, the Company competes in markets subject to rapid technological change. The entry of new companies or new technologies into these markets could have a material adverse effect on the Company.

PATENTS AND INTELLECTUAL PROPERTY

     The Company has obtained and now holds 146 patents in the United States and 37 patents outside of the United States and has applied for 20 and 45 patents in the United States and outside of the United States, respectively. In general, however, the Company relies on its research and development program, production techniques and marketing, distribution and service programs to advance its products. The Company also licenses certain of its technologies from third parties pursuant to various license agreements. Patents filed both in the United States and Europe have a life of twenty years from the filing date. However, patents filed in the United States prior to June 1995 expire the later of twenty years from filing or seventeen years from the issue date. None of the Company's material patents are expected to expire in the near future.

     Technologies related to the Company's business, such as laser and IPL technologies, have been rapidly developing in recent years. Numerous parties have sought patent protection on developments in these technologies.

     The Company's policy is to obtain patents by application, license or otherwise, to maintain trade secrets and to operate without infringing on the intellectual property rights of third parties. Loss or invalidation of certain of these patents, or a finding of unenforceability or limited scope of certain of the Company's intellectual property, could have a material adverse effect on the Company. The patent position of many inventions in the areas related to the Company's business is highly uncertain, involves many complex legal, factual and technical issues and has recently been the subject of litigation industry-wide. There is no certainty in predicting the breadth of allowable patent claims in such cases or the degree of protection afforded under such patents. As a result, there can be no assurance that patent applications relating to the Company's products or technologies will result in patents being issued, that patents issued or licensed to the Company will be useful against competitors or that the Company will enjoy patent protection for any significant period of time.

     It is possible that patents issued or licensed to the Company will be successfully challenged or that patents issued to others may preclude the Company from commercializing its products under development. Litigation to establish or challenge the validity of patents, to defend against infringement, enforceability or invalidity claims or to assert infringement, invalidity or enforceability claims against others, if required, can be lengthy and expensive, and may result in determinations materially adverse to the Company. There can be no assurance that the products currently marketed or under development by the Company will not be found to infringe patents issued or licensed to others. Likewise, there can be no assurance that other parties will not independently develop similar technologies, duplicate the Company's technologies or, with respect to patents which are issued to the Company or rights licensed to the Company, design around the patented aspects of the technologies. Third parties could also obtain patents that may require licensing of their patented technology for the conduct of the Company's business.

     Because of the rapid development of technologies which relate to the Company's products, there may be other issued patents which relate to basic relevant technologies and other technologies marketed by the Company. From time to time, the Company receives inquiries from third parties contending that their patents are being infringed by the Company. If such third parties were to commence infringement suits against the Company, and such patents were found by a court to be valid, enforceable and infringed upon by the Company, the Company could be required to pay damages and/or make royalty payments. Depending on the nature of the patent found to be infringed upon by the Company, a court order requiring the Company to cease such infringement could have a material adverse effect on the Company. See Item 3 - "Legal Proceedings".

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

     Among the conditions for FDA approval of a medical device is the requirement that the manufacturer's quality control and manufacturing procedures comply with the Quality System Regulations ("QSR"), which must be followed at all times. The QSR regulations impose certain procedural and documentation requirements upon a company with respect to design, manufacturing, complaint handling and quality assurance activities. These QSR requirements control every phase of design and production from the receipt of raw materials, components and subassemblies to the labeling of the finished product.

     In February 1997, the Company received a Quality System Certification Award for being in compliance with ISO 9001. ISO 9001 is a globally recognized standard established by the International Standards Organization in Geneva, Switzerland and has been adopted by more than 90 countries worldwide. ISO 9001 embraces principles of the QSR and is a comprehensive quality assurance standard. ISO certification is based upon adherence to established quality assurance standards and manufacturing process controls.

     In 1998, the European Union ("EU") determined that marketing or selling any medical products or devices within the European community requires a CE Mark according to the European Medical Device Directive. It is the responsibility of member states to ensure that devices capable of compromising the health and safety of patients (and users) do not enter the market. Obtaining a CE Mark for medical devices is regulated according to the European Medical Device Directive. The medical device must comply with the requirements of the European Medical Device Directive that applies at each stage, from design to final inspection. The Company has complied with the EU standards and has received the CE Mark for all of the Company's systems distributed in EU.

     International sales are subject to specific foreign government regulation and those regulations vary from country to country. The time required to obtain approval for any device to be sold in any foreign country may be longer or shorter than that required for FDA clearance and there can be no assurance that approval in any jurisdiction will be obtained or, if granted, will not be withdrawn.

EMPLOYEES

     As of December 31, 2002, the Company and its subsidiaries had 1,420 full-time employees. In Israel there were 322 employees, in the United States 699 employees, in Europe 221 employees and in Asia 178 employees. In the first quarter of 2003, the Company reduced its employment by 95 employees as a result of planned cost reductions and the closure of the Santa Clara manufacturing operations.

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

     Within the EU, there has been an evolution toward a single market for which the Economic and Monetary Union ("EMU"), including the adoption of the Euro as a single currency, marks an important step. The Company has recognized the strategic significance of this development and has adopted the Euro in 2000 for use in EMU markets.

     For risks related to the Company's operations in Israel, see "Conditions in Israel" below and Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Risk Factors."

CONDITIONS IN ISRAEL

GENERAL

     The Company is incorporated under the laws of the State of Israel, and much of its research and development, manufacturing and significant executive facilities are located in Israel. Accordingly, the Company is directly affected by political, economic and military conditions in Israel. The Company's operations could be materially adversely affected if major hostilities involving Israel should occur or if trade between Israel and its present trading partners should be curtailed.

POLITICAL CONDITIONS

     Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Additionally, Israel is currently experiencing intense violence and terrorism and from time to time in the past, Israel has experienced civil unrest, primarily in the West Bank and in the Gaza Strip administered by Israel since 1967. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed, pursuant to which certain territories in the West Bank and Gaza Strip were handed over to the Palestinian administration. The implementation of these agreements with the Palestinians representatives has been subject to difficulties and delays and a resolution of all of the differences between the parties remains uncertain. Recently the political conflict with the Palestinians has worsened. Since October 2000, there has been a significant increase in violence primarily in the West Bank and Gaza Strip, as well as in Israel itself, which intensified during 2001 and 2002. Negotiations between the parties have almost entirely ceased. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon. In November 2002 the National Unity Government was dissolved which was followed by national elections. In January 2003 the "Likud" party won Israel's general elections and the party's leader, Ariel Sharon, has formed the new Israeli government. The Company cannot predict the political and economic policy to be implemented by the new government, whether any other agreements will be entered into between Israel and its neighboring countries, whether a final resolution of the area's problems will be achieved, the nature of any resolution of this kind, or whether the current violence will continue and the extent to which this violence will have an adverse impact on Israel's economic development, on the Company's operations in the future or what other effects it may have upon the Company.

     Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. Although the Company is restricted from marketing its products in these countries, the Company does not believe that the boycott has had a material adverse effect on its business. However, a prolonged continuation of the increased hostilities in the region could lead to increased boycotts and further restrictive laws, policies or practices directed towards Israel or Israeli businesses, and these could have a material adverse impact on the Company's business.

     Generally, all male adult citizens and permanent residents of Israel under the age of 45 are obligated, unless exempt, to perform up to 43 days, or more under certain circumstances, of military reserve duty annually. Additionally, all Israeli residents are subject to being called to active duty at any time under emergency circumstances and large numbers of them have been so called over the past few months. Currently, some of the Company's senior officers and key employees are obligated to perform annual reserve duty. While the Company has operated effectively under these requirements since it began its operations, no assessment can be made as to the full impact of such requirements on its workforce or business if hostilities continue, and no prediction can be made as to the effect on the Company of any expansion or reduction of such obligations, particularly if emergency circumstances occur.

     The September 11, 2001, terror attacks on the U.S. and the military response by the U.S. and its international allies in Afghanistan, have created uncertainty regarding the state of the U.S. and world economy. In addition, the U.S. military operation against Iraq increased interest in fighting terrorist activities in the Middle East and around the world, and the effects of the military operation against Iraq on the State of Israel could directly affect the Company's business.

ECONOMIC CONDITIONS

     Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. The Israeli government has, for these and other reasons, intervened in various sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and foreign currency exchange rates. Until May 1998, Israel imposed restrictions on transactions in foreign currency. These restrictions affected the Company's operations in various ways, and also affected the right of non-residents of Israel to convert into foreign currency amounts they received in Israeli currency, such as the proceeds of a judgment enforced in Israel. Despite these restrictions, foreign investors who purchased shares with foreign currency are able to repatriate in foreign currency both dividends (after deduction of withholding tax) and the proceeds from any sale of shares. In 1998, the Israeli currency control regulations were liberalized significantly, as a result of which Israeli residents generally may freely deal in foreign currency and non-residents of Israel generally may freely purchase and sell Israeli currency and assets. There are currently no Israeli currency control restrictions on remittances of dividends on Ordinary Shares or proceeds from the sale of Ordinary Shares; however, legislation remains in effect, pursuant to which currency controls can be imposed by administrative action at any time. In addition, Israeli residents are required to file reports pertaining to certain types of actions or transactions. While Israeli monetary policy contributed to relative price stability in recent years, during the last nineteen months exchange rates have been comparatively volatile, which volatility is attributable, among other things, to the conflict with the Palestinians and fluctuating rates of economic growth. No prediction can be made as to whether not the Israeli government will be successful in its attempts to keep prices stable, or whether or not the exchange rate volatility will be moderated.

TRADE AGREEMENTS

     Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is also a signatory to the General Agreement on Tariffs and Trade, which provides for reciprocal lowering of trade barriers among its members. In addition, Israel has been granted preferences under the Generalized System of Preferences from the United Nations, Australia, Canada and Japan. These preferences allow Israel to export the products covered by such programs either duty-free or at reduced tariffs. Israel and the European Economic Community, known now as the European Union, concluded a free trade agreement in July 1975, which confers various advantages on Israeli export to most European countries and obligates Israel to lower its tariffs on imports from these countries over a number of years. In 1985 Israel and the United States entered into an agreement to establish a free trade area. The free trade area has eliminated all tariff and specified non-tariff barriers on most trade between the two countries. On January 1, 1993, Israel and the European Free Trade Association entered into an agreement establishing a free-trade zone between Israel and the European Free Trade Association. In November 1995, Israel entered into a new agreement with the European Union, which includes redefinition of rules of origin and other improvements, including providing for Israel to become a member of the research and technology programs of the European Union. In recent years, Israel has established commercial and trade relations with a number of the other nations, including Russia, China, Turkey, India and other nations in Eastern Europe and Asia, with which Israel had not previously had such relations.

WEB SITE ACCESS TO SEC REPORTS

     The Company's Internet web site can be found at http://www.lumenis.com/. Information contained on the Company's Internet web site is not part of this report.

     The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available on the Company's web site, free of charge, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

     Alternatively, you may access these reports at the SEC's Internet web site: http//www.SEC.gov/.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices and principal engineering, development, manufacturing, shipping and service operations are located in an approximately 70,000 square foot facility in Yokneam, Israel, an approximately 158,000 square foot facility in Santa Clara, California, an approximately 106,000 square foot facility in Salt Lake City, Utah, an approximately 38,000 square foot facility in Pleasanton, California and an approximately 11,000 square foot office in New York City. In April 2003, the Company will reduce the size of the leased facility in Santa Clara to 80,000 square feet. The lease of the Pleasanton facility expires in 2004. In March 1996, the Company entered into a ten-year lease on the initial facility (of approximately 34,000 square feet) in Yokneam, and in March 1998, the Company entered into an additional ten-year lease on a second facility in Yokneam (of approximately 36,000 square feet). As part of the CMG acquisition, the lease for the Santa Clara premises formerly used by CMG was subleased to the Company. The sub-lease for the Santa Clara premises expires in February 2007. The lease on the New York office expires in September 2004 and is subject to the Company's board of directors' approval.

     As part of the 2001 restructuring following the completion of the CMG acquisition, the Company closed seven facilities by the end of 2001. This included the closure of the manufacturing sites in Seattle, Washington and Tel Aviv, Israel and five sales offices in Norwood, Massachusetts, Munich, Germany, Cambridge, England, Paris, France and Tokyo, Japan.

     As part of the cost savings initiatives implemented at the start of 2003, the Company decided to close the administrative and research and development site in Tel Aviv, Israel, which is leased by its subsidiary Laser Industries Ltd., and is currently seeking a subtenant for such facility. In connection with the closure by the Company of the Norwood, Massachusetts sales offices in 2001, the Company is also seeking a subtenant for that facility.

     The Company, either directly or through its subsidiaries, maintains the following additional premises, all of which are leased:

ISRAEL

    Lumenis Ltd. - Sales, marketing, manufacturing, and research and development operations of the Company and its subsidiary, OpusDent Ltd., are located in a facility in Netanya, Israel.

EUROPE

     The Company's new European headquarters were established in Amsterdam in 2002. In addition to coordinating all sales, marketing and service activities for Europe, the headquarters manage Lumenis' main distribution center outside the United States. Lumenis has also opened a branch in Schaffhausen, Switzerland to own and manage its portfolio of intellectual property and other intangible assets outside the United States.

OTHER

     In addition, Lumenis maintains sales offices in China, France, Germany, Hong Kong, Italy, Japan, Sweden and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

     In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs which were taken in 1999 (inventory and other charges of approximately $30,050,000; bad debt charges of approximately $13,430,000; and litigation expenses of approximately $4,400,000) and 2001(write-down of accounts receivable of $14,043,000 and write-downs of inventory and other charges

(amounts not given)). On May 15, 2002, the Company learned that the SEC had issued a formal order of investigation on these matters, including as to whether, in connection therewith, the Company, in prior periods, may have overstated revenues and related income and failed to maintain proper books and records and a proper system of internal controls. This was followed by the issuance of a subpoena on August 19, 2002 relating to the above-mentioned requested information, as well as documents of the Company's present auditors, Brightman Almagor & Co., and its previous auditors, Luboshitz Kasierer. The Company believes, as of the date of this report, that it has substantially completed the production of documents to the SEC in response to the requests previously received with respect to the transactions involving U.S. distributors and certain charges taken in 1999 and 2001. The Company has continued to cooperate with the SEC in its investigation, and intends to continue doing so by providing additional documents or testimony which may be requested. Having reviewed, among other things, the information gathered for the SEC investigation, the Company does not presently believe that a restatement of the Company's reported financial statements is warranted. The SEC investigation, however, is ongoing and, accordingly, the Company is unable to predict the duration or outcome of this process.

     On or around February 28, 2003, a lawsuit was filed on behalf of Aqua Fund, L.P. and certain additional purchasers of Lumenis securities in the United States District Court for the Northern District of Illinois. The named defendants are the Company, Yacha Sutton, the Company's former Chief Executive Officer, and Sagi Genger, the Company's Chief Operating Officer. The complaint generally alleges that the defendants violated U.S. Federal securities laws by making material misrepresentations and/or omissions, and also includes claims for common law fraud and negligence. The complaint alleges that, at various times during the period from September 17, 2001 through February 27, 2002, plaintiffs purchased the Company's securities in reliance on such statements, and suffered economic loss as a result. The defendants have not been served with a summons in this action. The Company believes that all of the allegations and claims are baseless, and the Company intends to vigorously defend against them.

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

     On February 11, 2002, the Company filed a petition with the Bailiff's Court of Horsholm, Denmark, requesting that an interim injunction be granted against two competing products, which are manufactured by Danish Dermatological Development A/S, a Danish company ("DDD"). DDD filed its statement of defense in July 2002, to which the Company answered in September 2002. Additionally, DDD has filed oppositions in the European and Danish Patent Offices against the Company's European IPL Patent and Danish Utility Model Patents, which are the basis for the Company's request for an interim injunction. After a hearing on the European patent opposition on March 25, 2003, the European Patent Office revoked the Company's European IPL Patent. The Company is evaluating this ruling. The Company's petition for an interim injunction against DDD in Denmark is scheduled to be heard in August 2003.

     On September 12, 2002, the Company filed a claim in the Tel Aviv - Jaffa District Court against Syneron Medical Ltd. and Messrs. Shimon Eckhouse, Michael Kreindel, Mark Aronovitz, Avner Lior and Hans Edel (the "Syneron Defendants"). The Company alleges that the Syneron Defendants, all former employees of the Company, used confidential business information and technology gained during their work at the Company, for the production and distribution of products essentially similar to the Company's products for hair removal and skin treatment (the "Copied Products"). The Company also alleges that Syneron Medical Ltd. and the Syneron Defendants (collectively the "Defendants") used information with regard to the Company's distributors and customers for the purpose of marketing the Copied Products. The Company is seeking the following remedies against the Defendants: a permanent injunction restraining the Defendants from using any business information or technology or trade secrets of the Company, a mandatory injunction ordering the Defendants to demolish all of the Copied Products that were produced by the Defendants, an order for the delivery of accounts, the appointment of a receiver and a monetary judgment in the amount of approximately $6,250,000. On October 20, 2002, the Defendants filed their Statement of Defense in which they denied the Company's claims, pleading, inter alia, that the Company's Intense Pulsed Light technology (the "IPL Technology") is within the public domain; that the Company has no intellectual property rights in it; and that, consequently, the Defendants' technology (the "ELOS Technology") does not breach the Company's rights in its IPL Technology. In addition, the Defendants pleaded, that there is no similarity between the ELOS Technology and the IPL Technology. On November 4, 2002, the Company filed its response to the Defendants' Statement of Defense. In its response, the Company claimed, inter alia, that the Defendants are prohibited from pleading that the Company does not have any intellectual property rights in the IPL technology, due to the fact that the Defendants themselves assisted the Company in registering patents which constitute the Company's intellectual property in the IPL technology. The parties have served on each other numerous discovery requests, and the parties have agreed to complete discovery by March 23, 2003. The Defendants have filed a motion to dismiss the Company's claims, and the Company has filed a motion to strike certain parts of the Defendants' statement of defense. The parties' motions are pending before the court, and a pre-trial hearing is scheduled for May 14, 2003.

     On September 20, 2002, Lumenis Inc. filed a lawsuit against Syneron Inc. (Canada), Syneron Inc. (Delaware), and certain former Lumenis employees, Brian
D. Lodwig, J. Scott Callihan, Mark Lazinski, and Stephen Harsnett, in the Superior Court of California for the County of Santa Clara for breach of contract, intentional interference with prospective economic advantage, misappropriation of trade secrets, breach of duty of loyalty, conspiracy, unjust enrichment, and unfair competition, seeking unspecified damages and injunctive relief. Lumenis Inc.'s request for expedited discovery was granted by the court, and Lumenis served initial discovery demands. On or about October 22, 2002, Syneron Inc. (Canada) filed a motion to quash service upon it for lack of personal jurisdiction. This motion was granted by the court in January 2003, and Syneron Inc. (Canada) was dismissed as a defendant. On or about October 25, 2002,

Lumenis Inc. filed an amended complaint adding former Lumenis Inc. employee David J. Maslowski as a defendant in the action. On or about December 4, 2002, the defendants filed answers to the amended complaint. In addition, Syneron Inc. (Delaware) filed a cross-complaint alleging various claims related to unfair trade practices and competition, and two of the individual defendants filed cross-complaints alleging various claims related to unpaid commissions. Lumenis believes the cross-claims are wholly without merit and will vigorously defend against them. Discovery has commenced but a trial date has not been set.

     On October 28, 2002, Lumenis Ltd. and Lumenis Inc. (collectively, "Lumenis") filed a complaint in the United States District Court for the Central District of California alleging that Syneron Medical Ltd., Syneron Inc. and Syneron Canada Corp. (collectively "Syneron") are infringing six U.S. patents held by Lumenis by, inter alia, selling Syneron's Aurora DS and Aurora SR devices. Lumenis is seeking a temporary restraining order and a preliminary and permanent injunction against further infringement as well as an award of as yet undetermined damages and lost profits resulting from Syneron's infringement and Lumenis' attorneys' fees and costs. Oral argument on the request for a temporary restraining and preliminary injunction was held on November 1, 2002. Citing the complexity of the patent issues involved, the court declined to grant the Company's request for a temporary restraining order. The court granted the Company's request for expedited discovery, and ordered the appointment of an independent expert to advise the court on the patent infringement issues raised by the lawsuit. A technical expert has been appointed to assist the court, and the Company's request for a preliminary injunction is scheduled to be heard on May 19, 2003.

     On October 24, 2002, Lumenis Inc. filed a complaint in the United States District Court for the Northern District of California (the "Federal Action") against Palomar Medical Technologies, Inc. ("Palomar") and the General Hospital Corp. ("General"). The complaint seeks a declaratory judgment that two U.S. patents, which are owned by General and sublicensed by Palomar to Lumenis Inc. pursuant to a 1998 license agreement (the "License Agreement"), are invalid and/or unenforceable and/or are not infringed by Lumenis. The Company served its complaint on Palomar and General on February 24, 2003.

     In connection with the Federal Action, Lumenis has ceased payment of royalties under the License Agreement. In response, Palomar filed a complaint on October 29, 2002 against Lumenis Ltd., Lumenis Inc., ESC Medical Systems Ltd., ESC Medical Systems Inc. and "ESC/Sharplan Laser Industries Ltd." (collectively, "Lumenis") in the Superior Court of the Commonwealth of Massachusetts. The complaint alleges that Lumenis has breached the License Agreement by failing to make certain royalty payments, that Lumenis' actions have breached the implied covenant of good faith and fair dealing arising with respect to the License Agreement and that Lumenis' actions constitute unfair and deceptive trade practices in violation of M.G.L., Chap. 93A, Sections 2 and 11. Palomar seeks an award of unspecified compensatory damages, a trebling of such damages, its costs and attorneys' fees and pre-judgment interest. The complaint has not been served on Lumenis.

     On September 30, 2002, an action was filed by Mr. Asif Adil, the Company's former Executive Vice President - Business Operations and acting Chief Financial Officer, in the Superior Court of New Jersey, Somerset County; Law Division against the Company and Prof. Jacob A. Frenkel, Yacha Sutton and Sagi Genger. The complaint alleges, among other things, that the Company removed Mr. Adil from these positions and terminated his employment in retaliation for his report to the Company of alleged accounting and disclosure irregularities. The action seeks, among other things, compensatory damages and reinstatement of his employment. The Company believes that the claims are without merit, and the Company intends to defend itself vigorously. On October 29, 2002, the defendants removed the action to the United States District Court for the District of New Jersey (the "District Court"). On November 13, 2002, Mr. Adil filed a first amended complaint in the District Court, adding Lumenis Inc. as a defendant in the action. During January 2003, the defendants moved to dismiss the first amended complaint, and Mr. Adil filed an opposition to the defendants' motion. A hearing on the motion has not been scheduled.

     On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The parties then agreed to submit their dispute for arbitration. Accordingly, the parties filed a motion to stay the proceedings, which was granted by the Tel Aviv Court on October 14, 1999. Since that date, there have been no further proceedings in this matter in the Tel Aviv Court.

     On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199 (together the "1999 Light Age Matter"). On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against the plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortious interference with contract, unjust enrichment, and misappropriation. A hearing on the merits was held in December 2001 and the arbitrators eventually issued a final award in the amount of approximately $9,100,000, which includes pre-judgment interest and an award of certain out-of-pocket expenses incurred by Light Age. The Company recorded a charge of $5,200,000 for the fiscal year ended December 31, 2002, in addition to its previous reserve of $4,600,000. The request by Light Age for approximately $2,780,000 in attorneys' fees and disbursements was denied in its entirety. Pursuant to a settlement agreement entered into on August 27, 2002, as subsequently amended, Lumenis agreed to the entry of a final judgment on consent, including post-judgment interest, and the Company made its final payment of principal and interest on February 19, 2003. The law firms representing Light Age have filed suit for nonpayment of approximately $3,200,000 in legal fees, and Light Age has made certain claims against its counsel alleging malpractice. In connection therewith, the law firms have asserted an attorneys lien against all settlement amounts paid to Light Age. As a result of this dispute, the Company filed an interpleader action with the court on or about January 10, 2003. The parties consented to an interpleader of approximately $1,370,000 of the settlement amount, and the funds were deposited with the court. In addition, approximately $1,840,000 of the settlement amount paid to Light Age has been segregated in an account pursuant to court orders issued on or about September 26, 2002, and February 14, 2003. As of March 10, 2003, the Company has paid or submitted as interpleader a total of approximately $9,320,000 in settlement of this action.

     On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to Federal Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, and violation of the Texas Deceptive Trade Practices Act and Texas Securities Act. In March 2002, the plaintiffs filed a motion to amend their complaint to dismiss the class action and securities allegations and to add several new plaintiffs and in June 2002, the motion was granted. The plaintiffs subsequently filed a motion to remand the cases to State Court, which was granted. On February 11, 2002, the Company filed a motion to dismiss the cases based on forum non conveniens. The motion is scheduled to be heard on April 7, 2003. The Company denies the allegations and will continue to defend this case vigorously.

     The Company was named in a number of purported class action lawsuits filed in 1998, seeking damages and attorneys fees under the United States securities laws for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998 and for alleged "tipping" of non-public information to Salomon Smith Barney Inc. in September 1998. In December 2001, the Company entered into a settlement agreement with the plaintiffs, which requires the Company to pay $4,500,000 and to issue up to 500,000 Ordinary Shares. In May 2002, approximately

$4,400,000 million of the cash portion of the settlement was paid by one of the re-insurers of the Company's directors and officers liability insurance policy, and in August 2002 the Company paid the remaining approximately $101,000 of the cash portion of the settlement. During the second quarter of 2002, the Company issued 150,000 of the 500,000 Ordinary Shares issuable to the plaintiffs and their attorneys. The Company intends to pursue reimbursement of another $5,000,000 of the settlement consideration from a second re-insurer that is in liquidation. An accrual of $13,000,000 for this matter has been recorded in the Company's 2001 Consolidated Financial Statements, which amount is based on the fair market value of the maximum number of Ordinary Shares payable by the Company at the time the settlement agreement was entered into. On March 26, 2002, the judge signed an Order and Final Judgment approving the settlement. As of December 31, 2002 the balance of the accrual is $8,800,000. The Company expects to issue the balance of the Ordinary Shares issuable pursuant to the settlement during 2003.

     On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. ("Trimedyne") in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks, inter alia, an injunction enjoining Trimedyne's infringement, damages, costs and attorneys' fees. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis' material allegations of infringement and asserting counterclaims, inter alia, seeking a declaratory judgment that Trimedyne is not infringing the Lumenis patents and a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130,000 under a 1994 patent license. Trimedyne also alleges generally that Lumenis violated certain antitrust, trade libel and trade practices laws; and that certain Lumenis products infringe Trimedyne's patents. Trimedyne seeks, inter alia, an injunction enjoining Lumenis Inc. from the allegedly wrongful acts, unspecified damages and a trebling of such damages, disgorgement of profits, unspecified punitive damages, a refund of the alleged royalty overpayment, and costs and attorneys fees. On April 29, 2002, the Company moved to: (i) dismiss the federal and state antitrust counterclaims, the counterclaims for trade libel and the counterclaim for tortious interference with prospective economic relationships on the grounds that Trimedyne has failed to state a claim upon which relief can be granted; (ii) dismiss or stay the claims related to the 1994 patent license, as those claims are subject to a compulsory arbitration clause; and (iii) strike certain of the affirmative defenses asserted by Trimedyne. On June 3, 2002, Trimedyne served an amended answer and counterclaims re-asserting all of the claims from its original complaint other than the claims relating to the 1994 patent license. On March 3, 2003, the Court dismissed Trimedyne's counterclaim for tortious interference with prospective economic relationships, but denied the Company's motion to dismiss Trimedyne's other counterclaims. The parties have submitted this dispute to mediation, and settlement discussions are continuing. The court has ordered discovery to be completed by July 30, 2003, and a trial is scheduled for December 2, 2003.

     On August 19, 2002, Cool Laser Optics, Inc. ("Cool Laser") commenced an arbitration proceeding before the American Arbitration Association by filing a demand for arbitration claiming that Lumenis Inc. violated an August 1996 patent license agreement (that was entered into by Cool Laser and Coherent Inc. and assigned to Lumenis Inc.) by not paying royalties thereunder respecting sales of Lumenis Inc.'s LightSheer systems and that as a result the license agreement has been or is terminated and Lumenis Inc.'s sales of the LightSheer systems constitute infringement of certain of Cool Laser's U.S. patents. The demand for arbitration seeks an unspecified amount in damages and an injunction against further sales of the LightSheer system. On October 3, 2002, Lumenis Inc. filed and served an answering statement denying the material allegations of the demand for arbitration, denying that the LightSheer system infringes the referenced patents, denying that Lumenis Inc. owes any royalties under the license agreement and denying that Cool Laser has any right to terminate the license agreement. Lumenis Inc.'s answering statement also asserts that the Cool Laser patents are invalid and unenforceable and that Cool Laser is estopped from asserting them and further asserts that the arbitrators do not have jurisdiction to hear a claim for patent infringement. Lumenis Inc.'s answering statement seeks, inter alia, the dismissal of all of Cool Laser's claims with prejudice. The members of the arbitration panel have not been appointed. The Company believes that Cool Laser's claims are without merit, and the Company intends to vigorously defend against them.

     In addition to the foregoing, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material adverse effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

     The Company incurred litigation settlements and related expenses of $8,909,000 in 2002. As of December 31, 2002 the Company has an accrual of $14,600,000 (including the provision of $8,800,000 due to the settled 1998 class-action lawsuits, a provision of $1,300,000 for the Light Age matter and $4,500,000 due to other litigation matters) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are the executive officers and key management of the Company:


NAME                    POSITION AND BUSINESS EXPERIENCE

Arie Genger             Mr. Arie Genger, age 57, has been a director of the
                        Company and its Vice Chairman of the Board since July
                        2001and was appointed as Chief Executive Officer of the Company in January 2003. In 1985, Mr. Genger founded
                        Trans-Resources, Inc. ("TRI"), of which he has been Chairman of the Board and Chief Executive Officer since
                        1986. TRI is a privately owned specialty chemical company. Mr. Genger is the father of Sagi Genger, the Company's Chief Operating Officer.

Sagi Genger             Mr. Sagi Genger, age 31, was appointed Chief Operating
                        Officer in July 2001 after having served as Chief
                        Financial Officer of the Company since November 1999.
                        Prior to joining the Company, Mr. Genger was employed in the mergers and acquisitions department of Donaldson, Lufkin, and Jenrette, a leading Wall Street investment bank, during the period from 1997 through 1999. Prior to that, Mr. Genger worked from 1996 through 1997 at Holding Capital Group, a boutique investment house. Mr.
                        Genger has an MBA and BS in Finance, International
                        Management and Legal Studies from the Wharton School of
                        Business. Mr. Genger is the son of Mr. Arie Genger, Vice
                        Chairman of the Board of Directors and Chief Executive
                        Officer of the Company.

Kevin R. Morano         Mr. Morano, age 49, was appointed Executive Vice
                        President and Chief Financial Officer in March 2002.
                        Prior to joining the Company, Mr. Morano served as Executive Vice President and Chief Financial Officer at
                        Exide Technologies from May 2000 through October 2001.
                        Prior to that, Mr. Morano was employed for 21 years at ASARCO Incorporated, a global copper mining, specialty chemicals and aggregates producer. At ASARCO, Mr. Morano held several leadership positions including serving as President and Chief Operating Officer in 1999 and as
                        Chief Financial Officer from 1993 to 1999. Since
                        February 2000, Mr. Morano serves as an outside director on the board of directors of APEX Silver Mines Ltd., Datawatch Corporation and Bear Creek Mining Co. Mr.
                        Morano received a BS in Finance from Drexel University in 1977 and received an MBA from Rider University in 1983.

Shlomo Alkalay          Mr. Alkalay, age 46, was appointed Executive Vice
                        President and Chief Information Officer (CIO) in May
                        2002. Prior to joining the Company, Mr. Alkalay served from January 2000 as Executive Vice President of
                        Information Technology (IT) and Business Development in
                        Layam Ltd. (a subsidiary of Zim Israel Navigation Co.
                        Ltd.). From 1976 to 1999 Mr. Alkalay served as a Naval
                        Commander in the Israeli Navy and filled many tasks in the IT and logistics fields. Mr. Alkalay holds a B.Sc.
                        degree with honors in Industrial Engineering from the Technion, Haifa and received his Masters in Business
                        Administration from Haifa University.

Yossi Gal               Mr. Gal, age 47, Executive Vice President of Human
                        Resources, joined the Company in July 2000. Prior to joining the Company, Mr. Gal served as Vice President of Human Resources and MIS in GE Medical Systems Israel from 1997 to 2000. Previously, Mr. Gal worked with
                        Elscint Ltd. for 16 years in a number of managerial positions, which included Human Resources, Planning and Control Director of Elscint's Manufacturing Division and
                        Corporate Manager of Staffing and Overseas Personnel.
                        Mr. Gal has a B.A. in Sociology and Political Science from Haifa University and an MSc. in Management &
                        Behavioral Science from the Technion.

Wade Hampton            Mr. Hampton, age 47, was appointed Executive Vice
                        President of the Medical Business Unit, effective March
                        2003. Prior to joining the Company, Mr. Hampton served as Vice President, International at Natus Medical. From
                        September 1999 to October 2001, Mr. Hampton served as
                        Vice President, International CMG. From July 1997 to
                        August 1999, Mr. Hampton served in various senior management positions with Andros, Inc., a medical products original equipment manufacturer, most recently as president of the medical products division. From
                        October 1994 to July 1997, Mr. Hampton held various positions with SpaceLabs Medical, a supplier of patient monitoring equipment and clinical information systems, most recently as an area director of sales in Latin
                        America. Mr. Hampton holds a Bachelor of Science degree in Business Administration from the University of Florida.

Moshe Grencel           Mr. Grencel, age 49, Executive Vice President of
                        Operations, joined the Company in January 2001. Prior to joining Lumenis, Mr. Grencel served as General Manager of Elscint Industrial Solutions, a spin-off from Elscint
                        Ltd. from 1998 to 2001. From 1994 to 1998, Mr. Grencel served as Vice President of Operations in Elscint and Manager of the Operations Division. Mr. Grencel also served in other capacities in Engineering, Operations, Sales and Service support. Mr. Grencel has a B.Sc.
                        degree in Industrial Engineering from the Technion.

Zhai Qiying             Mr. Qiying, age 38, Executive Vice President responsible
                        for operations in China and for Asia/Pacific distributors, joined Lumenis as part of the CMG acquisition in April 2001. In 1992, Mr. Qiying started the Coherent operation in China and has managed it through the Company's acquisition of CMG. He continues to oversee Lumenis' China operations and has directed the growth in the Company's Chinese business, which has increased by 40 percent in the past year, bringing 2002 sales to approximately $23 million.

Stephen B. Kaplitt      Mr. Kaplitt, age 35, was appointed Executive Vice
                        President and General Counsel in November 2001. Prior to joining Lumenis he was a senior associate at Becker, Glynn, Melamed & Muffly LLP, a boutique international law firm in New York. While at Becker, Glynn he was seconded to the International Finance Corporation in Washington, DC, for two years. Before that he was an associate at Cadwalader, Wickersham & Taft in New York.
                        In his law firm career he worked on a wide variety of transactions involving mergers and acquisitions, multilateral finance, asset securitization and reorganizations. He received his B.A. with honors from Dartmouth College and his JD cum laude from the Georgetown University Law Center.

Franz Krammer           Mr. Krammer, age 47, Executive Vice President - European
                        Operations, joined the company in May 2002. Mr. Krammer has served in numerous top management positions for General Electric, including General Manager and Regional
                        Executive, Central Europe, GE Capital Services and General Manager, GE Medical Systems, Central Europe.
                        For Picker International Europe (later Marconi Medical
                        Systems Europe), Mr. Krammer served as VP Marketing,
                        European Operations and VP, European Operations.

Sharon Levita           Ms. Levita, age 35, was appointed Executive Vice
                        President, Finance in October 2001. Ms. Levita has served as senior manager at Lumenis since November 1999.
                        Prior to joining the company, she served for five years as head of the Israeli Desk at KPMG, Hungary and before that for four years at Luboshitz Kasierer, a member firm of Arthur Andersen, in Israel. Ms. Levita holds a M.BA.
                        in Finance Management from Bar-Ilan University, a B.A.
                        in Accounting & Economics from Haifa University, and a license as a CPA in Israel.

Alon Maor               Mr. Maor, age 41, was appointed Executive Vice
                        President, Aesthetic Business Unit in July 2001. Prior thereto, Mr. Maor served as Chief Executive Officer of
                        Asia Pacific Operations from January 2000. Mr. Maor joined the Company in January 1999 as the President and Representative Director of Lumenis Japan, in which position he served until January 2000. Prior to joining the Company, Mr. Maor was the President and Representative Director of Direx Japan, a subsidiary of Direx Medical Systems. During his eleven years with Direx Medical Systems, he formed Direx Japan and was responsible for capturing major market share in Japan and Asia.

Nina Peled              Ms. Peled, age 55, was appointed Executive Vice
                        President of Regulatory Affairs and Quality Assurance in
                        May 2002. Prior to joining Lumenis, Ms. Peled served as vice president of scientific affairs at Amira Medical from 1998 to 2002 and vice president of regulatory affairs at Cygnus, Inc. from 1997 to 1998. Previously she held various leading positions in the areas of Regulatory Affairs, Quality Assurance, Clinical
                        Research, Research and Development and Business
                        Development at i-STAT Corporation and for sixteen years at Boehringer Mannheim Corporation. Earlier in her career she served as assistant professor of chemistry at Rice University in Houston. Nina holds a B.Sc., M.Sc.
                        and Ph.D. from the Hebrew University in Jerusalem and an Executive MBA from the University of Houston.

During March 2002, Cedar Chemical Corporation and Vicksburg Chemical Company, related privately held corporations, which were indirectly majority owned by Mr. Arie Genger, filed voluntary petitions for reorganization in the U.S. Bankruptcy Court for the Southern District of New York (Case Nos. 0211039 and 02-11040
(SMB)).

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Ordinary Shares of the Company were listed on the Nasdaq National Market ("Nasdaq") on January 24, 1996. The Company began trading on September 17, 1999 under the ticker symbol "ESCM" and on September 24, 2001, following the required Israeli authority approval of the new name, Lumenis Ltd., the Company began trading under the ticker symbol "LUME."

     As of June 23, 1999, Lumenis ceased being considered a "foreign private issuer" under the Securities Exchange Act of 1934, as amended. Instead, the Company began reporting under the broader disclosure obligations applicable to United States issuers.

     As of March 10, 2003 there were 265 shareholders of record of the Company.

     The following table sets forth the high and low closing sale prices for the Ordinary Shares of the Company as reported by Nasdaq for the periods indicated.

               2001                             HIGH          LOW
               ----                            -------       ------
               First Quarter                   $ 24.06       $ 10.94
               Second Quarter                  $ 30.24       $ 23.50
               Third Quarter                   $ 30.05       $ 18.71
               Fourth Quarter                  $ 21.07       $ 15.60

               2002                             HIGH          LOW
               ----                            ------        ------
               First Quarter                   $ 23.35       $  7.30
               Second Quarter                  $ 10.64       $  3.30
               Third Quarter                   $  6.55       $  2.88
               Fourth Quarter                  $  4.67       $  1.80

     On March 21 2003, the closing price of our Ordinary Shares was $1.53.

     The Company has never paid a cash dividend on its Ordinary Shares and does not anticipate that it will pay any cash dividend on its Ordinary Shares in the foreseeable future.

     The Company intends to retain its earnings to finance the development of its business. Any future dividend policy will be determined by Lumenis' Board of Directors (the "Board") based upon conditions then existing, including the Company's earnings, financial condition, tax position and capital requirements as well as such economic and other conditions as the Board may deem relevant. Pursuant to Lumenis' Articles of Association, certain dividends, referred to as final dividends (which are comparable to annual dividends which are paid by some United States companies), may be declared by the Board. In addition, depending upon the factors described above, the Board may declare interim dividends. Lumenis may only pay dividends in any given fiscal year out of "profits," which generally are defined for Israeli statutory purposes to be after tax net earnings. In addition, because Lumenis has received certain benefits under the Israeli law relating to "Approved Enterprises," the payment of dividends by Lumenis may be subject to certain Israeli taxes to which Lumenis would not otherwise be subject. Furthermore, pursuant to the terms of certain financing agreements, the Company is restricted from paying dividends to its shareholders. In the event that cash dividends are declared by the Company, such dividends will be paid in New Israeli Shekel ("NIS").

     Dividends paid out of income derived from an Approved Enterprise under Israeli law are subject to a 15% withholding tax. Approved Enterprises may receive exemption from Israeli tax for up to 10 years (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effective Corporate Tax Rate". Should dividends be paid out of income earned by the Company from an Approved Enterprise during the tax exempt period, such income will be subject to tax at the rate of up to 25%. The

Company does not anticipate paying dividends from income derived from the Approved Enterprise and any such earnings distributed upon dissolution are not expected to subject the Company to income taxes.

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

                                                            For The Year Ended December 31,
                                            ------------------------------------------------------------
                                                           In thousands except per share data
                                               2002           2001(*)      2000         1999        1998
                                           ----------    ------------ ----------   ----------  ---------
Revenues
        Net Revenues                        $ 348,496    $ 315,201    $ 161,625    $ 142,151    $225,206
          Other Revenues                           --           --           --           --          --
                                              348,496      315,201      161,625      142,151     225,206
  Cost of Revenues                            179,085      155,643       66,448       96,474      78,585
                                            ---------    ---------    ---------    ---------    --------
          Gross Profit                        169,411      159,558       95,177       45,677     146,621
                                            ---------    ---------    ---------    ---------    --------

  Operating Expenses
  Research and Development, Net                29,026       21,766       11,887       14,725      18,480
  In process Research and Development              --       47,853           --           --       2,451
  Selling, Marketing and Administrative
      expenses                                149,536      180,157       62,479      104,231      91,549
  Restructuring costs                              --           --           --       20,530          --
  Litigation expenses                           8,909       22,244           --       23,780          --
  Impairment and  write-down of
intangible and tangible assets                     --        5,455           --       17,616          --
  Amortization  of goodwill and other
      intangible assets                         9,531       13,978           --           --          --
  Other                                            --           --           --        4,987          --
                                            ---------    ---------    ---------    ---------    --------
  Total Operating Expenses                    197,002      291,453       74,366      185,869     112,480
                                            ---------    ---------    ---------    ---------    --------
          Other Operating Income                   --           --        1,450           --          --
                                            ---------    ---------    ---------    ---------    --------

          Operating Income (loss)             (27,591)    (131,895)      22,261     (140,192)     34,141
          Other income                          1,720           --          599           --          --
  Financing Income (expenses), Net             14,384      (11,897)      (4,470)      (3,865)      1,211
                                            ---------    ---------    ---------    ---------    --------
                                              (40,255)    (143,792)      18,390     (144,057)     35,352

  Nonrecurring Expenses                            --           --           --           --      28,951
                                            ---------    ---------    ---------    ---------    --------
  Income (loss) Before Income Taxes           (40,255)    (143,792)      18,390     (144,057)      6,401
  Taxes on Income                               2,250         (520)         280        4,079       2,201
                                            ---------    ---------    ---------    ---------    --------

  Net Income (loss) after income taxes        (42,505)    (143,272)      18,110     (148,136)      4,200
  Company's share in losses of affiliates       1,703        2,596        1,120          626         200
                                            ---------    ---------    ---------    ---------    --------

  Net Income (loss) before extraordinary
      items                                   (44,208)    (145,868)      16,990     (148,762)      4,000
  Extraordinary gain on purchase of
      Company's Subordinated                       --           --          292        7,974          --
  Convertible Notes                                92           --           --           --          --
                                            ---------    ---------    ---------    ---------    --------

  Net income (loss) for the year            $ (44,116)   $(145,868)   $  17,282    $(140,788)   $  4,000
                                            ==========   ==========   ==========   ==========   ========

  Earning (loss) Per Share
          Basic
          Income (loss) before
               extraordinary items          $   (1.19)   $   (4.52)   $    0.67    $   (5.79)   $   0.15
            Extraordinary gain                     --           --         0.01         0.31          --
                                            ---------    ---------    ---------    ---------    --------
            Net earnings (loss) per share   $   (1.19)   $   (4.52)   $    0.68    $   (5.48)   $   0.15
                                            ==========   ==========   ==========   ==========   ========

          Diluted
          Income (loss) before
            extraordinary items             $   (1.19)   $   (4.52)   $    0.60    $   (5.79)   $   0.15
  Extraordinary gain                               --           --           --           --        0.01
                                            ---------    ---------    ---------    ---------    --------
  Net earnings (loss) per share             $   (1.19)   $   (4.52)     $0.61 )    $   (5.48)   $   0.15
                                            ==========   ==========   ==========   ==========   ========


  Weighted Average Number Of Shares
          Basic                                37,184       32,302       25,354       25,674      26,027
          Diluted                              37,184       32,302       28,217       25,674      27,381
  Cash and cash equivalents                 $  18,106    $  31,400    $  43,396    $  24,524    $ 42,950
  Total assets                                370,002      392,535      179,529      174,907     327,666
  Long-term liabilities                       146,401      168,492       93,930       96,691     116,306
  Retained earning (deficit)                 (286,677)    (242,561)     (96,693)    (113,975)     26,813
  Total shareholder's equity                $  39,896    $  79,366    $  27,863    $   5,943    $155,508

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (IN THOUSANDS, EXCEPT PER SHARE DATA)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of the Company's financial condition and results of operations is based upon Lumenis' consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, tangible and intangible assets, income taxes, financing, warranty obligations, restructuring, long-term service contracts, contingencies and litigation.

     The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Lumenis believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see Note 3 to the Consolidated Financial Statements.

     Inventories are presented at the lower of cost or market. Inventory reserves are provided to cover risks arising from excess or slow-moving items or technological obsolescence.

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

     The allowance for doubtful accounts is recorded, based on management's estimates, partially on the basis of specific accounts receivable whose collectibility is uncertain and partially as a percentage of accounts receivable based on the aging of the past due amount. The allowance for doubtful accounts as of December 31, 2002 and 2001 amounted to $17,689 and $19,744, respectively.

     Intangible assets (patents, know-how, Coherent name, product trade names, developed technology, covenant not to compete) are amortized by the straight-line method over periods of principally between two and fifteen years. Other intangible assets are reviewed for impairment in accordance with SFAS No. 144, whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the

Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. Any impairment loss is recognized in the statement of operations. During the year ended December 31, 2002, the Company recorded an impairment charge of $2,761 due to certain intangible assets.

     Effective January 1, 2002, the Company adopted SFAS No. 142 , "Goodwill and Other Intangible Assets" under which pre-existing goodwill is no longer to be amortized. Intangible assets continue to be amortized over their useful lives. The criteria for recognizing intangible assets have also been revised. SFAS 142 requires that goodwill be tested for impairment initially within one year of adoption and at least annually thereafter. If an impairment loss exists it could result in a one-time charge to earnings. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. As of December 31, 2002 the Company completed its initial review for impairment of goodwill and its annual impairment evaluation and found no indication of impairment of its approximately $88,000 of goodwill net. For the year ended December 31, 2001 goodwill amortization expenses amounted to $4,627.

OVERVIEW

     Lumenis is a world leader in the design, manufacture, marketing and servicing of laser and light based systems for aesthetic, ophthalmic, surgical and dental applications. Lumenis offers a broad range of laser and light based systems which are used in skin treatments, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, psoriasis, ear, nose and throat, gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, diabetic retinopathy, secondary cataracts, age-related macular degeneration, vision correction, neurosurgery, dentistry and veterinary.

     The Company reported net revenues of $348,496 for the year ended December 31, 2002 compared to net revenues of $315,201 for the year ended December 31, 2001. The net loss for the year ended December 31, 2002 was $44,116 or a diluted net loss per share of $1.19 compared to net loss of $145,868 for the year ended December 31, 2001 or a diluted net loss per share of $4.52.

     During 2002 the Company faced several operating and cash flow issues arising mainly from the inadequate integration of systems and processes following the CMG acquisition and lower revenue principally in the U.S. markets for the Company's Aesthetic business due to the loss of a number of sales people and increased competitive pressure due to new entrants to the market. As a result of these issues, the Company built up high levels of inventory in 2002 that reduced its availability of credit for working capital purposes. In order to address these issues, the Company undertook an inventory reduction program, reduced employment levels to match more closely with the lower expected revenue levels, and arranged additional financing from Bank Hapoalim, B.M. (the "Bank").

      On February 6, 2003 the Company and the Bank signed a new financing arrangement effective as of December 31, 2002 which extends the Company's existing revolving credit agreement from April 30, 2003 to December 31, 2003; increased the amount available on the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provides for an interest rate on the $15,000 million increase of LIBOR plus 3%; deferred the semi-annual loan amortization of $10,000 principal payment due April 2003 under a $100,000 term loan which financed, in part, the CMG acquisition ($5 million is to be paid in December 2003 and $5,000 in April 2004); and amended certain covenants in the loan agreements. In addition the new arrangement waived compliance with the debt coverage covenants requirement for the quarter ended December 31, 2002 and replaced the covenant with a minimum EBITDA amount, as defined, for 2003 of $50,100. Based on management's current estimates the Company will be in compliance with this covenant. See "Forward Looking Statements and Risk Factors". In connection with the new arrangement the Company agreed to re-price the outstanding 1,136,300 options held by the Bank from $20.25 to the then current market price, $1.17, changed the expiration date to April 2008, and granted the Bank an additional 275,000 five-year options exercisable at $1.17. The Company also paid the Bank a $200 fee (see also note 12 to the Consolidated Financial Statements).

     In order to restore the Company to profitability and positive cash flow from operating activities, the Company will need to reduce its inventories, complete its cost reduction program, control operating expenses in order to maintain margins and return to historical levels of revenue in the U.S. Aesthetic market by maintaining its sales force and competing successfully with its current and anticipated new products. The Company's operating plans for 2003, including the above specific objectives, are expected to result in adequate liquidity for the Company to be able to execute its plans. The Company believes that internally generated funds, together with available cash and funds available under the revolving credit agreement will be sufficient to meet the Company's presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and debt payment requirements. However, according to the Company's plans, the Company is expected to need a renewal of the revolving line of credit or other alternative financing by December 31, 2003. The Company believes it will be able to renew the revolving line of credit or secure other financing, however, there is no assurance that the Company would be able to obtain such additional financing on acceptable terms, or at all. The level of internally generated funds, however, is subject to the risk factors described in "Forward Looking Statements and Risk Factors." On April 30, 2001, the Company completed the acquisition of the medical group of Coherent, Inc. ("CMG"). This acquisition approximately doubled the Company's sales, strengthened its leading position in sales of pulsed light and laser based systems for the aesthetic and surgical markets, made it a significant competitor in the ophthalmic segment of the medical laser market, expanded its proprietary technology and increased its critical mass by country and customer type for the marketing and cross-selling of its products. After completion of this acquisition, the Company changed its name from ESC Medical Systems Ltd. ("ESC") to Lumenis, derived from lumen, Latin for light.

     Following the completion of the CMG acquisition, the Company undertook an integration program to capture the cost savings from the acquisition. As part of the integration plan, by the end of 2001, the Company closed or suspended operations at two manufacturing plants and five sales offices, balancing the production of its products between the United States and Israel. The Company also integrated its sales force, rationalized its distributor arrangements and reorganized its marketing and research and development functions. The Company reduced its workforce by 160 employees, or approximately 10%, as part of the integration program. The Company terminated distributor agreements, principally duplicate distributors as a result of the acquisitions of CMG and HGM (described below). As part of the integration measures the Company incurred certain costs and charges. The charges were included in the categories as noted in the Company's Consolidated Statement of Operations.

     In November 2001, the Company also completed the acquisition of the stock of FISMA Corporation, Instruments for Medicine & Diagnostics, Inc. and Instruments for Surgery Inc. (collectively "HGM"). HGM is engaged in developing, manufacturing and selling medical laser equipment primarily to the ophthalmology market as well as providing service support for these products worldwide.

     During 2002 the Company continued the reorganization of its manufacturing operations through the relocation of its Santa Clara manufacturing operations to Israel and Salt Lake City. The completion of the move is expected by April 2003, resulting in expected annual savings of approximately $10,000. See "Forward Looking Statements and Risk Factors" below.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     The Company reported net revenues of $348,496 for the year ended December 31, 2002, compared to net revenues of $315,201 for the year ended December 31, 2001. The net loss for the year ended December 31, 2002, was $44,116 or a diluted net loss per share of $1.19 compared to net loss of $145,868 for the year ended December 31, 2001, or a diluted net loss per share of $4.52. Results in 2002 included unusual charges of $24,931 mainly in connection with legal settlements, inventory writedowns, severance and office closure costs. In 2001 results included unusual charges in the amount of $180,297, mainly related to integration costs following the CMG acquisition.

     Commencing January 1, 2002, we began to evaluate our business based on four separate business units, as follows: Aesthetic, Ophthalmic, Surgical, and Other. These business units are identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's senior management in deciding how to allocate resources to these segments is net revenues and gross profit.

     Due to several organizational changes, commencing January 1, 2003, the Company again reorganized its business based on 3 separate business units as follows: Aesthetics, Medical, and Other. Medical includes the surgical and ophthalmic operations.

     Net Revenues. The Company's net revenues increased in 2002 by 11% to $348,496 compared to $315,201 in 2001. The increase in sales reflects mainly the contribution from the CMG acquisition offset by declines in Aesthetic sales. Net revenue declined principally in the U.S. markets for the Company's Aesthetic business due to the loss of a number of sales people and to increased competitive pressure due to new entrants to the market.


                     For the year ended               For the year ended             For the year ended
                     December 31, 2002          December 31, 2001, pro forma         December 31, 2001
                                                           for CMG                      as reported
                   ----------------------       -----------------------------    -------------------------

     Aesthetic                    $145,407                           $168,105                     $143,652
     Ophthalmic                     80,313                             74,389                       55,210
     Surgical                       59,524                             63,542                       54,697
     Other                          63,252                             70,108                       61,642
                                  --------                           --------                     --------
     Total                        $348,496                           $376,144                     $315,201
                                  ========                           ========                     ========


     By business unit, revenues for the year ended 2002 compared to actual reported revenues for the year ended 2001 and compared to pro-forma revenues for the same period adjusted as if the acquisition of CMG had occurred as of January 1, 2001 are shown below:

     The decrease in total revenues for the year ended December 31, 2002 compared to the year ended December 31, 2001, on a pro-forma basis for the CMG acquisition, is mainly due to lower Aesthetic sales caused by the loss of sales people and competitive pressure, higher than usual sales of CMG hair removal products prior to the acquisition, offset in part by the increase in sales mainly due to the introduction of the new Selecta and refractive products in the Ophthalmic business. The sales people in Aesthetic have since been replaced. The Company also ended 2002 with approximately $10,000 in backlog compared to approximately none in the prior year. The Company believes the creation of backlog will assist it in making revenue more linear during a quarter compared to its current experience of most sales occurring at the end of the quarter.

     Gross Profit. Gross profit increased by 6% to $169,411 in 2002 compared to $159,558 in 2001. As a percentage of revenues the gross profit was 49% in 2002 compared to 50.6% in 2001. Excluding the write downs of inventory in the fourth quarters of 2002 and 2001, gross profit margin decreased by 5% to 52% in

2002 compare to 57% in 2001. The inventory write-down in the fourth quarter of 2002 was for slow-moving and obsolete parts and demonstration equipment totaling $10,661. The total inventory write-downs in 2001 were $17,569, mainly in connection with discontinued products following the CMG acquisition and $1,603 following the HGM acquisition.

     As a percentage of sales, the decrease in gross profit, excluding inventory write-downs was principally due to the lower Aesthetic revenue, which is generally higher margin, sales of lower margin products, principally refractive products sold pursuant to the Company's distribution arrangement with Wavelight Laser Technologie AG and lower sales price of certain products.

Net revenues and gross profit by business unit in 2002 was as follows (no comparative data is available):


                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                       ---------------------------------------------------------------------------
                       AESTHETICS      OPHTHALMIC       SURGICAL         OTHER        CONSOLIDATED
                       ----------      ----------       --------         -----        ------------

Net Revenues          $  145,407      $ 80,313        $ 59,524        $ 63,252       $ 348,496

Gross Profit          $    93,603     $ 35,597        $ 29,307        $ 10,904       $ 169,411


     Research and Development, Net. Net research and development costs increased by 33% to $29,026 in 2002 from $21,766 in 2001. As a percentage of sales, research and development costs were 8% in 2002 compare to 7% in 2001.

     The increase in research and development costs in 2002 is due mainly to new products introduced primarily in the Ophthalmic business, the inclusion of 8 months cost in 2001 resulting from the acquisition of CMG and higher regulatory expense associated with introduction of new products.

     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased by 17% to $149,536 in 2002 compared to $180,157 in 2001. Excluding unusual charges (listed below) selling, marketing and administrative expenses in 2002 were $146,936 compared to $113,389 in 2001 excluding unusual charges (listed below). As a percentage of revenues, selling marketing and administrative expenses in 2002 were 43% compared to 57% in 2001. As a percentage of revenues, excluding unusual charges, selling, marketing and administrative expenses in 2002 were 42% compared to 36% in 2001. Selling, marketing and administrative expenses were higher in 2002, excluding the unusual charges, mainly due to the contribution of additional expense from the CMG acquisition, higher legal expenses associated with the SEC investigation and litigation and higher integration costs.

     Selling, marketing and administrative expenses in 2002 included unusual charges totaling $2,600, as follows:


        o   $1,300   write-down of non-trade accounts receivable.
        o   $4,100   severance
        o   $500     office closure cost
        o   ($3,300) reversal of previously provided bonus accruals associated with the CMG acquisition

     Selling, marketing and administrative expenses in 2001 included unusual charges totaling $66,768, mainly in connection with the CMG and HGM acquisitions as follows:

     o $10,213 write-down of accounts receivable in connection with terminated distributors.

     o   $6,377 severance for terminated employees.

     o   $9,963 for retention bonuses.

     o $4,387 relating to accrued future lease costs of closed or unused facilities and relocation costs.

     o $5,784 costs incurred for outside consultants, travel costs during the integration, costs of the Company's change in name and other re-branding of products and other integration costs.

     o   $1,110 reorganization expenses of the Company's Dental operations.

     o $1,754 for bad debt provision principally to cover receivables exposure in Argentina.

     o $26,075 for non-cash compensation related to special option grants and accelerated vesting of previously granted options (see Note 14 to Consolidated Financial Statements).

     o $1,105 in other charges mainly for sales tax matters dating back to 1995.

     LITIGATION EXPENSES. Litigation expenses in 2002 totaled $8,909 compared to $22,244 in 2001. Litigation expenses in 2002 included $5,201 in respect of an arbitration award in the Light Age matter (see Part I Item 3- "Legal Proceedings", above) and $3,708 which represents management's estimates of the exposure relating to various other litigation matters.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of identified intangible assets of $9,531 includes $2,761 for impairment of identified intangibles due to discontinued products.

     FINANCING EXPENSES, NET. For the year ended December 31, 2002, financing expenses were $14,384 compared to financing expenses of $11,897 in 2001. The increase in 2002 is mainly due to a $1,283 increase in amortization of the value of options given as part of the financing agreement with Bank Hapoalim B.M. amortized in 2001 only for an eight-month period; amortization of other deferred financing costs of approximately $2,000; and an increase in interest expenses due to higher average borrowings under the Company's revolving credit agreement.

      TAX ON INCOME (BENEFIT). Tax expense for the year ended December 31, 2002 was $2,250 compared with a benefit of $520 in the year ended December 31, 2001. Most of the increase in the tax expense resulted from the operations in Europe that were established during the year ended December 31, 2001. In Europe, the Company pays taxes on income principally under an arrangement where taxes are based primarily on net revenue. Furthermore, in April 2001, the Company reached a final agreement with the Israeli tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded in the year ended December 31, 2001 a gain of $1,600 from reversal of the accrual recorded in previous years. Additionally, the Company has approximately $108,000 of net operating losses in the U.S., $7,000 in Israel and $19,000 in total in various countries in Europe. The Company has provided a valuation reserve for the full amount of the net operating losses. For tax purposes, the goodwill and other intangibles of approximately $117,000 allocated to the CMG and HGM acquisitions in the U.S. will be amortized over periods of up to 15 years from the date of acquisitions.

     The (Israel) Law for Amendment of the Income Tax Ordinance (the "New Law") was enacted on July 24, 2002. The New Law may have a significant impact on international investments of Israeli companies. The New Law may also affect the local taxation of individuals and companies such as Lumenis. The Company together with its tax advisors is assessing the potential impact of the New Law on the Company. Such impact would affect the Company's results of operations in periods beginning after December 31, 2002. Additional regulations under the effect of the New Law were enacted and the Company will reflect the effect of the New Law and new regulations on its financial results in the relevant periods.

     COMPANY'S SHARE IN LOSSES OF AFFILIATES. In 2002, the Company's share in losses of affiliates was $1,703 compared to $2,596 in 2001. The net losses in 2002 included $1,695 due to its share of Aculight's losses offset by $565 recognition of gains resulting from systems sold by the Company to Aculight which was deferred in 2001. In 2002, the Company recorded an equity loss representing 100% of Aculight's losses in excess of its paid in capital due to the fact that the Company, through the long-term payment arrangement granted to Aculight, is the only shareholder of Aculight which provides financing for Aculight's activities. In addition during the fourth quarter of 2002, Lumenis and Aculight agreed to change the terms of the receivable from Aculight; Aculight will pay the remaining balance of $6,371 (relating to the aforementioned products and an additional service contract sold by the Company) in 56 equal monthly installments of $114. The net loss in 2001 included $1,007 due to the Company's share of Aculight's losses and $1,589 net elimination of the gain resulting from sales of Company products to Aculight in the amount of $4,764.

     EXTRAORDINARY GAIN ON PURCHASE OF THE COMPANY'S SUBORDINATED CONVERTIBLE NOTES. Extraordinary gain on the purchase of the Company's subordinated convertible notes was $92 in 2002 compared to none in 2001. The Company repurchased $16,539 of subordinated convertible notes in 2002.

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

     GROSS PROFIT. Gross profit increased by 68% to $159,558 in 2001 compared to $95,177 in 2000. As a percentage of revenues the gross profit was 51% in 2001 compared to 59% in 2000. Excluding the write down of inventory and other charges mainly connected to discontinued products following the acquisition of CMG and HGM of $19,172, gross profit margin decreased by 2% to 57% in 2001. The write-down of discontinued products is based on management's decision to keep superior products per application, mainly discontinuing ESC's hair removal and certain surgical products.

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

     RESEARCH AND DEVELOPMENT, NET. Net research and development costs increased by 83% to $21,766 in 2001 from $11,887 in 2000. As a percentage of sales, research and development costs were 7% in 2001, the same as in 2000.

     The increase in research and development costs in 2001 is due mainly to the eight-month contribution from CMG activities.

     IN PROCESS RESEARCH AND DEVELOPMENT. In process research and development expenses in 2001 represent the fair value allocated to in process research and development of the CMG acquisition of $46,650 and HGM acquisition of $1,203 based upon independent valuations (see Note 2 to the Consolidated Financial Statements).

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

     The development of these technologies remains a significant risk due to the remaining efforts to achieve technical feasibility, rapidly changing customer markets and uncertainty of our intentions and abilities to continue the development of those projects. Thus, we did not include in the projected cash flows the effect of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions did not include significant anticipated cost savings.

     The following table summarizes the key assumptions underlying the valuations for our acquisitions completed during the year ended December 31, 2001.


ACQUIRED COMPANY R&D                      FAIR VALUE OF      ESTIMATED COSTS   ESTIMATED TIME TO    DISCOUNT RATE
                                          IPR&D              TO COMPLETE       COMPLETE (YEARS)
-------------------------------------------------------------------------------------------------------------------
CMG and HGM                                 $47,853             $13,404            0.5-4.5            16%-23.4%
-------------------------------------------------------------------------------------------------------------------


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

     o   $6,377  severance for terminated employees.

     o   $9,963  for retention bonuses.

     o   $4,387  relating to accrued future lease costs of closed or unused facilities and relocation costs.

     o   $5,784  costs incurred for outside consultants, travel costs during the integration, costs of the Company's change in name and other re-branding of products and other integration costs.

     Other unusual charges were also included as follows:

     o   $1,110  reorganization expenses of the Company's Dental operations.

     o   $1,754  for bad debt provision principally to cover receivable exposure in Argentina.

     o $26,075 for non-cash compensation related to special option grants and accelerated vesting of previously granted options (see Note 14 to Consolidated Financial Statements).

     o $1,105 in other charges mainly for sales tax matters dating back to 1995.

     LITIGATION EXPENSES. Litigation expenses in the year 2001 were $22,244, mainly with respect to certain legal proceedings, claims and litigation, which primarily represents management's estimate of the Company's exposure relating to certain proceedings. The principal matter was a provision of $13,000 for settlement of a class action (See note 13C to the Consolidated Financial Statements).

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

     TAX ON INCOME (BENEFIT). Tax benefit for the year ended December 31, 2001 was $520 compared with expense of $280 in the year ended December 31, 2000. In April 2001, the Company reached a final agreement with the Israeli income tax authorities with regard to tax returns filed by the Company for the years up to and including 1998. As a result, the Company recorded a gain of $1,600 from reversal of the accrual recorded in previous years. Most of the Company's income in Israel is exempt from income taxes; the Israeli statutory tax rate for the purpose of reconciliation of the reported tax expense is approximately zero. Income tax expense relates primarily to the income taxes of non Israeli subsidiaries. Additionally, the Company had, at the end of 2001, over $140,000 of net operating losses, mostly in the United States, Europe and Israel. The Company has provided a valuation reserve for the full amount of the net operating losses. For tax purposes, the goodwill and other intangibles of approximately $118,000 allocated to the CMG acquisition in the U.S. will be amortized over periods of up to 15 years from acquisition.

     COMPANY'S SHARE IN LOSSES OF AFFILIATES. In 2001, the Company's share in losses of affiliates was $2,596 compared to $1,120 in 2000. The net losses in 2001 include $1,007 due to its 50% share of Aculight's losses and $1,589 net elimination of 50% of the gain resulting from sales of Company products to Aculight in the amount of $4,764. In 2000, the Company's share of losses of affiliates relates to its investment in Galil Medical Ltd., which was written down in 2001.

VARIABILITY OF OPERATING RESULTS

     The Company's sales and profitability may vary in any given year, and from quarter to quarter, depending on the number and mix of products sold and the average selling price of the products. In addition, due to potential competition, uncertain market acceptance and other factors, the Company may be required to reduce prices for its products in the future.

     The Company's future results will be affected by a number of factors including the ability to: increase the number of units sold; develop, introduce and deliver new products on a timely basis; anticipate accurately customer demand patterns; and manage future inventory levels in line with anticipated demand. These results may also be affected by competitive factors, the extent to which the Company's cost reduction program succeeds, the availability of working capital, results of litigation, the enforcement of intellectual property rights, currency exchange rate fluctuations and economic conditions in the geographical areas in which the Company operates. There can be no assurance that the Company's historical performance in sales, gross profit and net income will improve or even continue, or that sales, gross profit and net income in any particular quarter will not be lower than those of the preceding quarters, including comparable quarters.

RECENT PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases". This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishments of debt. SFAS No. 13 was amended to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to adopt SFAS No. 123 effective January 1, 2003, for all prospective option grants. Based on current compensation programs the Company estimates that the adoption of SFAS No. 123 will result in a non-cash charge to earnings of up to approximately $1,000 for the year ending December 31, 2003.

     In September 2002, the EITF issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The scope of EITF 00-21 deals with how a company should recognize revenue when it sells multiple products or services to a customer as part of an overall solution. In general, EITF 00-21 provides the following broad criteria for recognizing revenue in multiple element arrangements: (i) revenue should be recognized separately for separate units of accounting; (ii) revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is complete; (iii) consideration should be allocated among separate units of measure of accounting in an arrangement based on their relative fair values. The Company is still evaluating the effect of EITF 00-21 on its financial position and results of operations.

         In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing such guarantee and to provide certain disclosures. The recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial statements.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 classifies entities into two groups: (1) those for which voting interests are used to determine consolidation; and (2) those for which other interests (variable interests) are used to determine consolidation. FIN 46 deals with the identification of Variable Interest Entities ("VIE") and the business enterprise which should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 would become effective during 2003. At this stage, the Company is evaluating the effect of this pronouncement on its consolidated financial statements mainly with respect to its investment in Aculight (see note 15D to the Consolidated Financial Statement).

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had cash and cash equivalents of $18,106 compared to $31,400 on December 31, 2001.

OPERATING ACTIVITIES

     For the year ended December 31, 2002, cash used in operating activities was $22,706, attributable mainly to the net loss and a $2,246 increase in operating assets and liabilities that resulted from an increase in inventory of $5,700, a decrease in trade receivables of $2,785 and an increase in prepaid expenses and other receivables of $3,297 offset by an increase in accounts payable, accrued expenses and other long-term liabilities of $3,966. The increase in inventory is after the write-downs taken in the fourth quarter of $10,661 and resulted almost entirely from an increase in spare parts and inventory used in the Company's service network. The Company paid approximately $7,950 during 2002 for the Light Age settlement and $500 in respect of previously accrued litigation.

     The increase in accounts payable and accrued expenses was after approximately $13,318 in payments of previously accrued one-time charges in respect of the CMG acquisition, of which $8,020 was paid for severance, integration and retention bonuses, and $5,298 was paid mainly for termination of agreements with distributors and lease agreements of abandoned facilities for which no sub-lease has been arranged. The remaining balance of the accrued one-time integration expenses as a result of the CMG acquisition and head count reduction associated with the operation move to be completed in 2003 in the amount of approximately $4,400 is expected to be paid before the end of the first quarter of 2003. The balance of the increase in accounts payable and accrued expenses relate to higher trade payables in part related to the increase in inventories.

INVESTING ACTIVITIES

     In 2002, cash used in investing activities was $7,753. The principal investing activities were additional payments for the acquisition of CMG and HGM of $1,255 and $31, respectively. Cash used for capital expenditures amounted to approximately $7,550, which includes an investment of approximately $900 for the purchase of a building in Salt Lake City. Proceeds from the sale of impaired investments (Galil Medical Ltd.) amounted to $1,720 and investments in other long-term assets amounted to approximately $1,600.

FINANCING ACTIVITIES

In 2002, cash provided by financing activities was $17,165. During August 2002, the Company drew down its $70,667 four-year loan from Bank Hapoalim, B.M. in accordance with a prior agreement between the parties entered into on March 26, 2002. The proceeds of the loan were used to repay the Company's existing convertible subordinated notes due September 1, 2002, in the amount of $54,128 and to repay borrowings of $16,539 under its revolving credit agreement. The $70,667 loan matures four years from date of draw down and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. In accordance with the March 26, 2002 agreement, the Company also increased its revolving credit facility to $35,000 from $20,000. In connection with the loan, the Company paid Bank Hapoalim a $4,000 fee, which will be amortized over the life of the loan and is offset against the loan on the balance sheet.

The terms of the financing restrict certain cash dividends and have limitations on asset dispositions or acquisitions without prior approval of the Bank. In its three financing arrangements with the Bank, the Company is required to maintain a ratio of its debt, as defined, to EBITDA, as defined, of less than three times. At September 30, 2002, the Company was not in compliance with this covenant. On November 19, 2002, the Company received a waiver of this requirement as of September 30, 2002 and an amendment of the ratio to a maximum of 3.7 times for the quarter ending December 31, 2002. Additionally, among other things, the interest rate on borrowings under the revolving credit facility was increased by 1.25% to LIBOR plus 2.25% effective November 19, 2002.

On February 6, 2003 the Company and the Bank signed a new financing arrangement effective as of December 31, 2002 which extends the Company's existing revolving credit agreement to December 31, 2003; increased the amount available on the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provides for an interest rate on the $15,000 increase of LIBOR plus 3%; deferred the loan amortization of $10,000 principal payment due April 2003 under a $100,000 term loan which financed, in part, the CMG acquisition ($5,000 is to be paid in December 2003 and $5,000 in April 2004); and amended certain covenants in the loan agreements. In addition the new arrangement waived covenants requirement for the quarter ended December 31, 2002 and replaced the covenant with a minimum EBITDA amount, as defined, for 2003 of $50,100. Based on management's current estimates the Company will be in compliance with this covenant. See "Forward Looking Statements and Risk Factors". In connection with the new arrangement the Company agreed to re-price the outstanding 1,136,300 options owned by the Bank from $20.25 to the then current market price, $1.17, changed the expiration date to April 2008, and granted the Bank an additional 275,000 five-year options exercisable at $1.17. The Company also paid the Bank a $200 fee (see also note 12 to the Consolidated Financial Statements).

As of December 31, 2002 the Company had drawn down $38,862 of its credit facility compared to no outstanding at December 31, 2001. The borrowings were principally used to repay the first semi annual installment in the amount of $10,000 of its $100,000 term loan, make the Light Age settlement payment of $7,950 and to finance its ongoing working capital needs.

In 2002, the Company paid $5,357 to Coherent as a post closing adjustment of the CMG acquisition purchase price.

During October 2002, the Company and Coherent, Inc. agreed to modify the terms of the subordinated note, dated as of April 30, 2001, in the principal amount of $12,904 which was due on October 30, 2002. The Company and Coherent agreed that
(i) the principal amount would be due as follows: (A) three equal monthly installments of $1,075 on October 31, 2002, November 30, 2002 and December 31, 2002, respectively, and thereafter (B) seven equal monthly installments, each in the amount of $1,383, with the first such payment due on January 31, 2003; and
(ii) interest on the unpaid principal amount would be at a rate of nine percent (9%) per annum payable monthly, commencing on October 31, 2002. The amended repayment terms are subject to certain acceleration provisions in the event the Company secures additional financing. Total payments in respect of the note in 2002 were $3,225.

The Company believes that internally generated funds, together with available cash and funds available under the revolving credit agreement will be sufficient to meet the Company's presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and debt payment requirements. However, according to the Company's plans, the Company is expected to need a renewal of the revolving line of credit or other alternative financing by December 31, 2003. The Company believes it will be able to renew the revolving line of credit or secure other financing, however, there is no assurance that the Company would be able to obtain such additional financing on acceptable terms, or at all.

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

INFLATIONARY ADJUSTMENTS

     The Company and its Israeli subsidiaries are assessed under the provisions of the Income Tax Law (Inflationary Adjustments), 1985, pursuant to which the results for tax purposes are measured in Israeli currency in real terms in accordance with changes in the Israeli Consumer Price Index ("CPI"). The financial statements are measured in U.S. dollars; see Note 3 to the Consolidated Financial Statements. The differences between the annual change in the CPI and in the NIS/US dollar exchange rate causes further differences between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided for income taxes on the differences between results using the functional currency and the tax basis of assets and liabilities. In accordance with a recent amendment to the Inflationary Adjustments Law (the "ILA"), the Minister of Finance may, with the approval of the Knesset Finance Committee, determine by order, during a certain fiscal year (or until February 28th of the following year) in which the rate of increase of the price index would not exceed or shall not have exceeded, as applicable, 3%, that all or some of the provisions of the ILA shall not apply to such fiscal year, or, that the rate of increase of the price index relating to such fiscal year shall be deemed to be 0%, and to make the adjustments required to be made as a result of such determination.

APPROVED ENTERPRISE.

     The Company and one of its Israeli subsidiaries have received approval for their investment programs in accordance with the Israeli Law for the Encouragement of Capital Investments, 1959 (the "Law"). The

Company and its subsidiary, have chosen to receive their benefits through the alternative benefits program, and, as such, they are entitled to receive certain tax benefits including accelerated depreciation of fixed assets used in the investment programs, as well as a full tax exemption on undistributed income that is derived from the portion of the Company's and its subsidiary's facilities granted approved enterprise status, for a period of ten years or a full tax exemption for a period of six years and reduced tax rates of 10%-25% (according to the portion of non-Israeli investors in the Company's equity, as defined by the Law, measured on an annual basis) for an additional period of up to four years. The benefits commence with the date on which taxable income is first earned. The benefit period for each program is limited to the earlier to occur of 12 years from commencement of production and 14 years from date of approval. The Company's entitlement to the above benefits is subject to fulfillment of certain conditions, according to the Law and related regulations. The tax exemption period for the Company and its subsidiaries commenced in 1995.

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

The Company is being investigated by the U.S. Securities and Exchange Commission and has been named in several class action securities lawsuits.

     In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs which were taken in 1999 (inventory and other charges of approximately $30,050; bad debt charges of $13,430; and litigation expenses of $4,400) and 2001(write-down of accounts receivable of $14,043 and write-downs of inventory and other charges (amounts not given)). On May 15, 2002, the Company learned that the SEC had issued a formal order of investigation on these matters, including as to whether, in connection therewith, the Company, in prior periods, may have overstated revenues and related income and failed to maintain proper books and records and a proper system of internal controls. This was followed by the issuance of a subpoena on August 19, 2002, relating to the above-mentioned requested information, as well as documents of the Company's present auditors, Brightman Almagor & Co., and its previous auditors, Luboshitz Kasierer. The Company believes, as of the date of this report, that it has substantially completed the production of documents to the SEC in response to the requests previously received with respect to the transactions involving U.S. distributors and certain charges taken in 1999 and 2001. The Company has continued to cooperate with the SEC in its investigation, and intends to continue doing so by providing additional documents or testimony which may be requested. Having reviewed, among other things, the information gathered for the SEC investigation, the Company does not believe that a restatement of the Company's reported financial statements is warranted. The SEC investigation, however, is ongoing and, accordingly, the Company is unable to predict the duration or outcome of this process.

     As described in Part I, Item 3-"Legal Proceedings" above, the Company and several of its current and former executive officers and directors are the subject of lawsuits in the Federal District Courts for the Southern District of New York and the Northern District of Illinois by or (as class actions) on behalf of purchasers of Lumenis securities during periods ranging from August 2, 2001, to May 7, 2002, generally alleging among other things that the defendants violated U.S. Federal securities laws by issuing materially false and misleading statements during the relevant period, thereby inflating the price of Lumenis securities.

     The Company believes that all of the allegations and claims in these lawsuits and purported class actions are baseless, and the Company intends to vigorously defend against them. However, the Company is unable to predict the outcome of such lawsuits or their effect (if any) on the Company's business. . In addition, the Company has incurred and anticipates that it will continue to incur substantial legal expenses and some diversion of senior executives' time, in connection with the SEC investigation and the securities lawsuits.

RISKS RELATED TO THE COMPANY'S BUSINESS

     The Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders' equity and significant debt service and its continuing liquidity could become problematic.

     The Company has a substantial amount of debt relative to its recent financial performance. The Company has had to repeatedly seek extensions of principal payment dates and Bank waivers due to its inability to meet debt coverage covenants. While based on management's current estimates, the Company believes it will be in compliance with Bank covenants, the Company's ability to do so is subject to the risk factors described below, and any failure to comply with the covenants could have a material adverse effect on the Company's liquidity and operations. The Company's Bank borrowings bear interest at rates as high as LIBOR plus 6.55% increasing to 7.80%. Its substantial debt requires the Company to dedicate a substantial portion of its cash flow to debt service, could impair its ability to obtain additional financing for capital expenditures or other purposes, hinder its ability to adjust rapidly to changing market conditions and competitive pressures, and could make the Company more vulnerable in the event of a continued downturn in its business or further deterioration of general economic conditions. Since much of the Company's debt is at floating rates, an increase in interest rates could adversely affect the Company.

         Although the Company currently believes that internally generated funds, together with available cash and funds available under the revolving credit agreement will be sufficient to meet the Company's presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and debt payment requirements, there can be no assurance in this regard. In particular, the level of internally generated funds is subject to the risk factors described below, and must be viewed in light of the

Company's recent history of substantial operating losses and negative cash flow from operations. If the Company is unsuccessful in achieving its plans or in renewing its revolving credit agreements beyond December 31, 2003, it would need to seek additional sources of financing in order to continue its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional financing were to be in the form of equity, it could result in substantial dilution to the Company's shareholders.

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

     In many cases the Company's products seek to replace traditional aesthetic and medical procedures, such as electrolysis for hair removal and drilling for dental treatments. The Company cannot be certain that a broad-based market for its products will emerge among service providers and their patients or end-use customers. Both these groups may opt to continue with traditional procedures with which they are familiar rather than investing in high technology alternatives that do not have decades long safety and performance track records. The Company needs to educate potential end-use customers about the benefits of IPL and laser systems, but the Company cannot assure that it will succeed in this. If the Company's anticipated markets do not develop or develop more slowly than expected, the Company's business, results of operations and financial condition will be adversely affected.

The markets in which the Company sells its products are intensely competitive and increased competition could continue to cause reduced sales levels, reduced gross margins or the loss of market share.

     Competition in the various laser and light products markets in which the Company provides products is intense and is based upon price, product performance, quality, reliability and customer service. The Company's aesthetic products compete against products offered by Candela Corporation, Cynosure, Inc., Laserscope, Inc., Altus Medical Inc and Syneron Medical Ltd. among others; the Company's medical products compete against products offered by Diomed Inc., Dornier MedTech, and Bioletic AG among others, and the Company's ophthalmic products compete against products offered by Carl Zeiss Micro Imaging Inc., Nidek Technologies Inc., and Iridex Corporation. The Company's competitors range in size from small single product companies to large multifaceted corporations with significant financial, technical, marketing and other resources. Some of these competitors may be able to devote greater resources than the Company can to the development, promotion, sale and support of their products. During

2002 the Company's U.S. Aesthetic sales declined dramatically due, in part, to increased competitive pressures from new entrants to the market. There can be no assurance that these adverse trends will not recur.

     Any business combinations or mergers among the Company's competitors, forming larger competitors with greater resources, or the acquisition of a competitor by a major medical or technology corporation seeking to enter this business, could result in increased competition.

The Company must spend heavily on research and development.

     The Company has incurred substantial research and development expenditures in the past, and plans to continue to do so in the future. Over the last three fiscal years, the Company's research and development expenses have been in the range of 6.9% to 8.3% of net revenues. The Company cannot assure that its expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance. The Company's failure to address rapid technological changes in its markets could adversely affect its business and results of operations.

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

     Approval of a PMA allowing commercial sale of a product requires pre-clinical laboratory and animal tests and human clinical studies conducted under an IDE establishing safety and effectiveness. For products subject to pre-market approval, the regulatory process generally takes from one to three years or more and involves substantially greater risks and commitment of resources than the 510(k) clearance process. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all, for any of its products under development and delays in receipt of or failure to receive such approvals or clearances could have a material adverse effect on its business.

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

     o   Withdrawal of 510(k) clearance or pre-market approvals already granted;
         and

     o   Criminal prosecution.

     Similarly, the European Union, or E.U., determined in 1998 that the marketing or selling of any medical product or device within the European Union necessitates a CE Mark. The Company is now required to comply with the European Medical Device Directive's criteria and obtain the CE Mark prior to the sale of its medical products in any E.U. Member State. The European Medical Device Directive sets out specific requirements for each stage in the development of a medical product, from design to final inspection. The Company's products are subject to additional similar regulations in most of the international markets in which the Company sells its products.

     Changes to existing U.S., E.U. and international rules and regulations could adversely affect the Company's ability to sell its current line of products in the United States, the European Union and internationally, and could increase its costs and could materially adversely affect its results of operations.

The Company depends on its facilities in Israel and on its international sales. Many of its customers' operations are also located outside the U.S.

     The Company's principal executive offices and two of its five principal manufacturing facilities are located in Israel. Moreover, many of its customers' operations are located outside the U.S. The Company's net sales are derived primarily from international sales through its international sales subsidiaries and exports to foreign distributors and resellers. The Company anticipates that international sales will continue to account for the majority of its revenues in the foreseeable future.

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

Legal actions may restrict sales of the Company's hair removal products in Japan

     Recent court decisions and enforcement actions in Japan may have the result of restricting or prohibiting altogether the sale of the Company's hair removal products to spas and salons in that country.

Closure of facilities in Santa Clara

     The closure of manufacturing facilities in Santa Clara and their transition to Salt Lake City and Israel might impact the Company's ability to supply products in a timely manner, which could result in the Company losing sales and customers.

The Company must control its operating expenses in order to achieve profitability and positive cash flow.

     The Company's ability to sustain and improve profit margins and generate positive cash flow is largely dependent on its ability to maintain an efficient and cost-effective operation. During 2002 the Company faced several operating and cash flow issues arising mainly from the inadequate integration of systems and processes following the CMG acquisition. As a result of these issues the Company built up high levels of inventory in 2002 that reduced its availability of credit for working capital purposes. Although the Company is attempting to address these issues through an inventory reduction program and a cost reduction program to reduce employment levels to match more closely with the lower expected revenue levels, there can be no assurance of the success of these programs.

The Company faces challenges as it integrates new and diverse operations.

     The acquisition of the CMG has strained the Company's managerial and financial systems and processes, and manufacturing and other resources. In order to integrate its acquired businesses the Company must continue to improve operating and financial systems and controls. If the Company fails to successfully implement such systems and controls in a timely and cost-effective manner its business and financial performance could be materially adversely affected.

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

     The Company's success depends to a significant extent upon the continued service of its key senior management, sales and technical personnel, any of whom could be difficult to replace. Competition for qualified employees is intense, and, as happened in 2002 as a result of the loss of Aesthetic sales personnel, the Company's business could be adversely affected by the loss of the services of any of its existing key personnel. The Company cannot assure that it will continue to be successful in hiring and retaining properly trained personnel. The Company's inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on its business.

The Company may experience a decline in selling prices of its products as competition increases, which could adversely affect its operating results.

     The Company has in the past experienced decreases in the average selling prices of some of its products. As competing products become more widely available, the average selling price of its products may decrease. Trends toward managed care, health care cost containment and other changes in government and private sector initiatives in the United States and other countries in which the Company does business are placing increased emphasis on the delivery of more cost-effective medical therapies which could also adversely affect prices of the Company's products. If the Company is unable to offset the anticipated decrease in its average selling prices by increasing its sales volumes, its net sales will decline. In addition, to maintain the Company's gross margins, it must continue to reduce the cost of its products. Further, as average selling prices of the Company's current products decline, it must develop and introduce new products and product enhancements with higher margins. If the Company cannot maintain its net sales and gross margins, its operating results could be seriously harmed, particularly if the average selling prices of its products decrease significantly.

The Company may not be able to protect its proprietary technology, which could adversely affect its competitive advantage.

     The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure and confidentiality agreements and other restrictions on disclosure to protect its intellectual property rights. The Company has obtained and now holds approximately 183 patents worldwide and has applied for approximately 65 patents worldwide. The Company cannot assure that its patent applications will be approved, that any patents that may be issued will protect its intellectual property, that any issued patents will not be challenged by third parties or that any patents held by the Company will not be found by a judicial authority to be invalid or unenforceable. Other parties may independently develop similar or competing technology or design around any patents that may be issued to or held by the Company. The Company cannot be certain that the steps it has taken will prevent the misappropriation of its intellectual property, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the United States. Moreover, if the Company loses any key personnel, it may not be able to prevent the unauthorized disclosure or use of its technical knowledge or other trade secrets by those former employees.

The Company is subject to litigation regarding intellectual property rights, which could seriously harm its business.

     The laser and light based systems industry is characterized by a very large number of patents, some of which may bee of questionable scope, validity or enforceability, and some of which appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. The Company currently is, and in the future it may continue to be, a party to claims and litigation as a result of infringement by third parties of the Company's intellectual property, and alleged infringement by the Company of third party intellectual property. These claims and any resulting lawsuits, if resolved adversely to the Company, could subject the Company to significant liability for damages or invalidate or render unenforceable the Company's intellectual property. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. In addition, because patent applications can take many years to issue, there may be applications now pending of which the Company is unaware, which may later result in issued patents which its products may infringe. If any of the Company's products infringes a valid and enforceable patent, or if the Company wishes to avoid potential intellectual property litigation on its alleged infringement, the Company could be prevented from selling that product unless it can obtain a license, which may be unavailable. Alternatively, the Company could be forced to pay substantial royalties, or redesign a product to avoid infringement. The Company also may not be successful in any attempt to redesign its product to avoid any alleged infringement.

     The Company vigorously seeks to protect its intellectual property rights. The Company has in the past initiated and may also in the future initiate, claims or litigation against third parties for infringement of its intellectual property to protect the Company's rights or to determine the scope and validity of its intellectual property or the intellectual property of competitors. These claims could result in costly litigation and the diversion of its technical and management personnel and the final outcome may not be favorable to the Company. If the Company is forced to take any of these actions, its business may be seriously harmed.

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

     The Company must accurately predict both the demand for its products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that the Company orders vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. Due to the sophisticated nature of the components, some of the Company's suppliers may need six months or more lead time. If the Company overestimates its component and material requirements, it may have excess inventory, which would increase its costs, impair its available liquidity and could have a material adverse effect on the Company's business, operating results and financial condition. If the Company underestimates its component and material requirements, it may have inadequate inventory, which could interrupt and delay delivery of its products to its customers. Any of these occurrences would negatively impact the Company's net sales, business and operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's dependence on sole source suppliers exposes it to possible supply interruptions that could delay or prevent the manufacture of its systems.

     Certain of the components used in the Company's products are purchased from single sources. While the Company believes that most of these components are available from alternate sources, an interruption of these or other supplies could have a material adverse effect on its ability to manufacture some of its systems.

Some of the Company's medical customers' willingness to purchase its products depends on their ability to obtain reimbursement for medical procedures using its products and its revenues could suffer from changes in third-party coverage and reimbursement policies.

     The Company's medical segment customers include doctors, clinics, hospitals and other health care providers whose willingness and ability to purchase its products depends in part upon their ability to obtain reimbursement for medical procedures using its products from third-party payers, including private insurance companies, and in the U.S. from health maintenance organizations, and federal, state and local government programs, including Medicare and Medicaid. Third-party payers are increasingly scrutinizing health care costs submitted for reimbursement and may deny coverage and reimbursement for the medical procedures made possible by the Company's products. Failure by the Company's customers to obtain adequate reimbursement from third-party payers for medical procedures that use its products or changes in third-party coverage and reimbursement policies could have a material adverse effect on the Company's sales, results of operations and financial condition.

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

     If the Company is unable to prevent or fix defects or other problems, it could experience, among other things:

     o Legal actions by customers, patients and other third parties, which could result in substantial judgments or settlement costs to the Company;

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

     Although the Company has obtained product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. A successful claim brought against the Company in excess of, or outside of, its insurance coverage could have a material adverse effect on its business, operating results and financial condition.

The Company may be required to implement a costly product recall

     In the event that any of the Company's products proves to be defective, it may voluntarily recall, or the FDA could require it to redesign or implement a recall of, any of its products. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Although the Company believes that its safety procedures for handling and disposing of such materials comply with all Israeli, local and U.S. federal and state regulations and standards, the risk of accidental environmental contamination or injury from such materials cannot be entirely eliminated. In the event of such an accident involving such materials, the Company could be liable for any damage and such liability could exceed the amount of its liability insurance coverage and the resources of its business, and have a material adverse effect on the Company.

If the Company's facilities were to experience catastrophic loss, its operations would be seriously harmed.

     The Company's facilities could be subject to a catastrophic loss such as fire, flood or earthquake, or, particularly in the case of Israel, terrorism. A substantial portion of the Company's research and development activities and manufacturing, and other critical business operations are located near major earthquake faults in California, an area with a history of seismic events. Any such loss at any of the Company's facilities could disrupt its operations, delay production, shipments and revenue and result in large expenses to repair or replace facilities. Any such loss could have a material adverse effect on the Company.

The Company faces risks associated with decreased revenues from the economic downturn.

     There can be no certainty as to the severity or duration of the current economic downturn and its impact on the vanity market for aesthetic procedures, and therefore on the Company's future revenues.

The Company could be delisted from NASDAQ and become subject to "Penny Stock" Rules.

     The Company's Ordinary Shares are traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System, which requires that a company have a minimum bid price of $1.00 per share in order to qualify for continued listing. The Company's bid price in 2003 has frequently been below $1.00. If the Company's bid price remains below $1.00 per share for 30 consecutive business days, it would receive a notice from NASDAQ, and then have a cure period to achieve compliance by maintaining the $1.00 minimum bid price for 10 consecutive business days during the cure period. Under a temporary pilot program, NASDAQ has extended the cure period from 90 days to 180 days. The Company would also have the option of "phasing-down" to the NASDAQ Small Cap Market, where the cure period under NASDAQ's temporary pilot program would, in the Company's case, likely be 360 days. NASDAQ has proposed additional extensions of the cure period. If its bid price is below $3.00 per share, the Company must generally also maintain stockholders' equity in excess of prescribed amounts. If the Company's recent history of net losses continues, compliance with this requirement could also become problematic. There can be no assurance that the Company will remain in compliance with NASDAQ's criteria for continued listing or remain listed on NASDAQ. If the Company fails to maintain its listing on NASDAQ, and no other exclusion from the definition of "penny stock" under the Securities Exchange Act of 1934 is available, any brokers engaging in the Company's securities would be required to provide their customers with a risk disclosure document, the compensation of the broker/dealer in the transaction and other information. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for shareholders to dispose of their shares of Lumenis stock.

RISKS RELATING TO THE COMPANY'S LOCATION IN ISRAEL

Conditions in Israel affect the Company's operations and may limit its ability to produce and sell its products.

     The Company is incorporated in Israel and a substantial portion of its manufacturing facilities and research and development facilities are located in Israel. Political, economic and military conditions in Israel could directly affect the Company's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite past progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000 there has been a significant increase in violence primarily in the West Bank and Gaza Strip as well as in Israel itself, and negotiations between Israel and Palestinian representatives have almost entirely ceased. Violence in the region intensified during 2001 and 2002. The escalation of Palestinian violence in the recent months, as well as any future armed conflict, political instability or continued violence in the region, could have a negative effect on the Company's business condition, harm its results of operations and adversely affect the share price of publicly traded Israeli companies such as the Company. Moreover, the U.S. military operation against Iraq, and increased interest in fighting terrorist activities in the Middle East and around the world, and the effects of the military operation against Iraq on the State of Israel, could directly affect the Company's business. Furthermore, several countries still restrict trade with Israeli companies, and this may limit the Company's ability to make sales in those countries. These restrictions may have a material adverse effect on the Company's business, operating results and financial condition.

The Company's operations could be disrupted as a result of the obligation of key personnel in Israel to perform military service.

     Generally, all male adult citizens and permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform up to 43 days, or more under certain circumstances, of military reserve duty annually. Additionally, all Israeli residents of this age are subject to being called to active duty at any time under emergency circumstances, and large numbers of them have been so called over the past few months. Currently, many of the Company's officers and employees are obligated to perform annual reserve duty. The Company's operations could be disrupted by the absence for a significant period of one or more of its officers or employees due to military service. Any disruption to the Company's operations could have a material adverse effect on the Company's business, operating results and financial condition.

The Company receives tax benefits from the Israeli government that may be reduced or eliminated in the future.

     The Company's facilities in Israel have been granted approved enterprise status and they are therefore eligible for certain tax benefits under Israeli law. In the past, the government of Israel has considered reducing or eliminating the tax benefits available to approved enterprises such as the Company. The Company cannot assure that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that the Company pays would likely increase. In addition, the Company's approved enterprise status imposes certain requirements on it, such as the location of its manufacturing facilities, the location of certain subcontractors and the extent to which it may outsource portions of its production process. If the Company does not meet these requirements, the law permits the authorities to cancel the tax benefits retroactively. The government grants the Company has received for research and development expenditures restrict its ability to manufacture products and transfer technologies outside of Israel and require the Company to satisfy specified conditions. If the Company fails to satisfy these conditions, it may be required to refund grants previously received together with interest and penalties, and may be subject to criminal charges.

     The Company has received grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade for the financing of a portion of its research and development expenditures in Israel. In 2002, 2001 and 2000, the Company received or accrued grant amounts totaling $135, $58 and $60, respectively, from the Office of the Chief Scientist. The terms of the Chief Scientist grants prohibit the Company from manufacturing products or transferring technologies developed using these grants outside of Israel without special approvals. Even if the Company receives approval to manufacture its products outside of Israel, it may be required to pay an increased total amount of royalties, which may be up to 300% of the grant amount plus interest, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the Office of the Chief Scientist, it may be required to refund any grants previously received, together with interest and penalties and may be subject to criminal charges. In recent years, the Government of Israel has accelerated the rate of repayment of Chief Scientist grants and may further accelerate them in the future. (See -- Item 1 -- Business -- Research and Development).

It may be difficult to enforce a U.S. judgment against the Company, its officers and directors in Israel based on U.S. securities laws claims or to serve process on the Company's officers and directors.

     The Company is incorporated in Israel. Many of the Company's executive officers and directors are not residents of the United States, and a substantial portion of its assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for a shareholder, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. securities laws in an Israeli court against the Company or any of these persons or to effect service of process upon these persons in the United States. In addition, it may be difficult to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to which such a claim should be brought. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above.

The new Israeli Companies Law may cause uncertainties regarding corporate governance.

     The new 1999 Israeli Companies Law (the "Companies Law"), which became effective on February 1, 2000, resulted in significant changes to Israeli corporate law. Under this new law, uncertainties may arise regarding corporate governance in some areas. For example, the law obligates a controlling shareholder, a shareholder who knows that its vote can determine the outcome of a shareholders vote and any shareholder who, under the Company's articles of association, can appoint or prevent the appointment of an office holder, to act with fairness towards the Company. The Companies Law does not specify the substance of this duty and there is no binding case law that addresses this subject directly. These uncertainties and others could exist until this new law has been adequately interpreted, and these uncertainties could inhibit takeover attempts or other transactions and inhibit other corporate decisions.

Under current Israeli law, the Company may not be able to enforce covenants not to compete and therefore may be unable to prevent competitors from benefiting from the expertise of some of its former employees.

     Recently, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, which have been recognized by the courts, such as the secrecy of a company's confidential commercial information or its intellectual property. If the Company cannot demonstrate that harm would be caused to its material interests, it may be unable to prevent its competitors from benefiting from the expertise of its former employees

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has fixed rate debt of approximately $9,679 million. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt. The Company has floating rate debt of approximately $199,529 million, which exposes the Company to potential losses related to changes in interest rates.

     The Company has foreign subsidiaries, which sell and manufacture its products in various markets. As a result, the Company's earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit this exposure by selling and linking its products mostly to the United States dollar.

     The Company also enters into foreign currency hedging transactions mainly to protect the dollar value of its non-dollar denominated trade receivables and to protect revenues and expenses, mainly in Yen and EURO. The gains and losses on these transactions are included in the statement of operations or as part of the other comprehensive loss, as appropriate, in the period in which the changes in the exchange rate occur. There can be no assurance that such activities or others will eliminate the negative financial impact of currency fluctuations. Indeed, such activities may have an adverse impact on earnings.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference to "Executive Officers of the Registrant" in Part I of this Annual Report and to the Company's definitive proxy statement to be filed within 120 days after December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after December 31, 2002.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after December 31, 2002.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after December 31, 2002.

ITEM 14.

CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely identifying material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The Following Documents Are Filed As Part Of This Report:

                                                                      PAGE
                                                                     -------
(1)  Financial Statements
      Independent Auditors' Report                                  F-2
      Consolidated Financial Statements:
      Consolidated Balance Sheets                                   F-3
      Consolidated Statements of Operations                         F-4
      Consolidated Statements of Changes in Shareholders' Equity    F-5
      Consolidated Statements of Cash Flows                         F-6 to F-7
      Notes to Consolidated Financial Statements                    F-8 to F-50

(3)  Exhibits

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

2.2 First Amendment to the Asset Purchase Agreement, dated as of April 30, 2001, by and among Lumenis, LHI and Coherent, Inc. *B

2.3 Stock Purchase Agreement, dated as of November 8, 2001, by and among Lumenis, Lumenis Inc. and Linda H. McMahan, in her capacity as the personal representative of the Estate of William H. McMahan. *H (Schedules omitted; Lumenis agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request.)

2.4 Contract of Sale, dated as of November 8, 2001, by and between McMahan Enterprises, Inc. and Lumenis Holdings Inc. *H (Schedules omitted; Lumenis agrees to furnish supplementally a copy of any omitted Schedule to the Commission upon request)

3.1         Memorandum of Association, as amended (English translation)*H

3.2         Articles of Association, as amended *H

4.1 Bonus Rights Agreement, dated as of April 11, 2002, between the Registrant and American Stock Transfer & Trust Company as Rights Agent *I


10.1        1999 Share Option Plan *H *M

10.2        2000 Share Option Plan *H *M

10.3        Israel 2003 Share Option Plan *M *O

10.4 Loan Agreement, dated as of April 30, 2001, between Lumenis Holdings Inc. and Bank Hapoalim B.M., an Israeli banking corporation acting through its New York branch. *B

10.5        Letter of Intent, dated as of April 30, 2001, from Bank Hapoalim
            B.M. *B

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

10.8 Employment Agreement, dated as of March 31, 2000, between Lumenis and Yacha Sutton *E, *M

10.9 Lease Agreement between Scan Group Yokneam Ltd. and Lumenis (English Translation) *D

10.10 Lease Agreement between Marion Laznik Industrial Buildings Ltd. and Lumenis *D

10.11 Employment Agreement, dated as of July 11, 2001, between Lumenis and Alon Maor *G, *M

10.12 Letter of Change in Prof. Jacob A. Frenkel Stock Option Plan, dated September 7, 2000 *F, *M

10.13 Sublease Agreement, dated as of June 30, 2001, between Lumenis and Trans-Resources, Inc. *H

10.14 Office Services Agreement, dated as of July 1, 2001 between Lumenis and Trans-Resources, Inc. *H

10.15 Letter Agreement, date as of November 1, 2002, between Lumenis Ltd. and Trans-Resources, Inc., extending the term of the Sublease Agreement and the Office Services Agreement. *O

10.16       Form of Executive Variable Compensation Plan letter *H, *M

10.17 Option grant letter, dated February 22, 2001, from Lumenis to Arie Genger. *H, *M

10.18 Loan Agreement, dated as of March 26, 2002, between Bank Hapoalim B.M. and Lumenis *H

10.19 Letter Agreement, dated March 26, 2002, between Bank Hapoalim B.M. and Lumenis as to Short Term Credit Line *H

10.20 Employment Agreement, dated as of January 21, 2003, between the Company and Kevin Morano *M *O

10.21 Distribution Agreement, effective as of December 31, 2001, between Lumenis Inc. and Eclipse Medical, Ltd. *J

10.22 Consulting Agreement, dated April 12, 2002, between the Company and Thomas G. Hardy *K *M

10.23 Employment Agreement dated as of January 21, 2003, between the Company and Sagi Genger *M *O

10.24 Pledge Agreement dated as of June 1, 2002, between the Company and Sagi Genger *L *M

10.25 Letter Agreement dated October 22, 2002, between the Company and Coherent, Inc., relating to the Promissory Note, dated as of April 30, 2001. *L

10.26 Second Amendment to Sublease, dated as of October 21, 2002, between the Company and Coherent, Inc. *L

10.27 Termination of Consulting Agreement, dated November 8, 2002, from Thomas G. Hardy to the Company *L

10.28 Letter Agreement, dated November 19, 2002, between the Company and Bank Hapoalim B.M. *L

10.29 Amendment Letter Agreement, dated February 6, 2003, between Bank Hapoalim B.M., Lumenis Ltd. and Lumenis Holdings Inc. *N

10.30 Amended and Restated Option Agreement, dated as of February 6, 2003, between Lumenis Ltd. and Bank Hapoalim B.M. *N

10.31 Option Agreement, dated as of February 6, 2003, between Lumenis Ltd. and Bank Hapoalim B.M. *N

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

*C Incorporated by reference to Registration Statement on Form F-3, File #333-8056, filed on December 19, 1997.

*D Incorporated by reference to said document filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File #0-13012, filed on March 30, 2000.

*E Incorporated by reference to said document filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2000, File #0-13012, filed on May 15, 2000.

*F Incorporated by reference to said document filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File #0-13012, filed on November 15, 2000.

*G Incorporated by reference to said document filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File # 0-13012, filed on November 14, 2001.

*H Incorporated by reference to said document filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File #0-13012, filed on April 1, 2002.

*I. Incorporated by reference to said document filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on April 17, 2002.

*J. Incorporated by reference to said document filed as an Exhibit to Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2002, File #0-13012, filed on May 15, 2002.

*K. Incorporated by reference to said document filed as an Exhibit to Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2002, File #0-13012, filed on August 15, 2002.

*L. Incorporated by reference to said document filed as an Exhibit to Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002, File #0-13012, filed on November 19, 2002.

*M Management contract or compensatory plan or arrangement.

*N. Incorporated by reference to said document filed as an Exhibit to Current Report on Form 8-K, File #0-13012, filed on February 12, 2003.

*O   Filed herewith.

(b) Reports on Form 8-K

During the quarter ended December 31, 2002, (i) on November 19, 2002 (Date of earliest event reported: November 29, 2002), the Company furnished a Current Report on Form 8-K disclosing (under Item 9) the certification made by the Company's chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act with respect to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002; and (ii) on December 23, 2002 (Date of earliest event reported: December 19, 2002), the Company filed a Current Report on Form 8-K disclosing (under Item 5) the retirement of Yacha Sutton as Chief Executive Officer, the assumption by Arie Genger of the duties of Chief Executive Officer and the search for a permanent Chief Executive Officer.

After the end of that quarter on February 12, 2003 (Date of earliest event reported: February 6, 2003), the Company filed a Current Report on Form 8-K disclosing (under Item 5) the new financing arrangement with Bank Hapoalim B.M.

                                  LUMENIS LTD.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001
            AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                    PAGE

INDEPENDENT AUDITORS' REPORTS                                        F-2

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets
  as of December 31, 2002 and 2001                                   F-3

  Consolidated Statements of Operations
  for the years ended December 31, 2002, 2001 and 2000               F-4

  Statements of Changes in Shareholders' Equity and Other
  Comprehensive Loss for the years ended December 31, 2002,
  2001 and 2000                                                      F-5

  Consolidated Statements of Cash Flows
  for the years ended December 31, 2002, 2001 and 2000            F-6 - F-7

  Notes to the Consolidated Financial Statements                  F-8 - F-50

               [LETTERHEAD OF DELOITTE & TOUCHE BRIGHTMAN ALMAGOR]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Lumenis Ltd.

We have audited the accompanying consolidated balance sheets of Lumenis Ltd. (the "Company") and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, statements of changes in shareholders' equity and other comprehensive loss and statements of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu

Tel Aviv, Israel
February 18, 2003
(March 26, 2003 as for the approval of a voluntary stock option exchange program mentioned in Note 14B)

                                  LUMENIS LTD.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               DECEMBER 31
                                                                            ----------------------
                                                                               2002         2001
                                                                            ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents                                               $  18,106    $  31,400
    Trade receivables, net                                                    100,646      106,084
    Prepaid expenses and other receivables                                     14,265       10,968
    Inventories                                                                82,862       83,614
                                                                            ---------    ---------
                                                                              215,879      232,066
                                                                            ---------    ---------

FINISHED GOODS USED IN OPERATIONS                                               9,808        9,180

   LONG-TERM INVESTMENTS
    Bank deposits                                                                  --          970
    Investments in equity securities                                            5,642        3,337
    Long term trade receivables                                                 2,031        3,134

FIXED ASSETS, NET                                                              18,582       16,198

GOODWILL, NET                                                                  88,039       85,752
OTHER PURCHASED INTANGIBLE ASSETS, NET                                         19,346       28,877
OTHER ASSETS, NET                                                              10,675       13,021
                                                                            ---------    ---------
              Total assets                                                  $ 370,002    $ 392,535
                                                                            =========    =========

CURRENT LIABILITIES
    Short-term bank debt                                                    $  38,862    $      --
    Current maturities of long-term loan                                       15,000       10,000
    Trade payables                                                             39,224       25,763
    Other accounts payable and accrued expenses                                80,940       96,010
    Subordinated note                                                           9,679       12,904
                                                                            ---------    ---------
                                                                              183,705      144,677
                                                                            ---------    ---------

LONG-TERM LIABILITIES
    Bank loans                                                                142,042       90,000
    Deferred income                                                               616        1,172
    Accrued severance pay, net                                                  1,228        1,169
    Convertible subordinated notes                                                 --       70,667
    Other long-term liabilities                                                 2,515        5,484
                                                                            ---------    ---------
                                                                              146,401      168,492
                                                                            ---------    ---------

              Total liabilities                                               330,106      313,169
                                                                            ---------    ---------

COMMITMENTS AND CONTINGENT LIABILITIES
   SHAREHOLDERS' EQUITY

    Ordinary shares of NIS 0.1 par value:
    Authorized - 100,000,000 shares
         Issued and outstanding -36,941,914 shares and 36,667,070 shares,
         respectively                                                             805          800
    Additional paid-in capital                                                325,947      321,230
    Accumulated other comprehensive loss                                          (76)          --
    Accumulated deficit                                                      (286,677)    (242,561)
    Treasury stock, at cost 14,898 shares                                        (103)        (103)
                                                                            ---------    ---------
              Total shareholders' equity                                       39,896       79,366
                                                                            ---------    ---------
              Total liabilities and shareholders' equity                    $ 370,002    $ 392,535
                                                                            =========    =========

The accompanying notes form an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Year ended December 31
                                                      ------------------------------------
                                                          2002         2001         2000
                                                      ----------   ----------   ----------
NET REVENUES                                          $  348,496   $  315,201   $  161,625
COST OF REVENUES                                         179,085      155,643       66,448
                                                      ----------   ----------   ----------
       Gross profit                                      169,411      159,558       95,177

OPERATING EXPENSES
   Research and development, net                          29,026       21,766       11,887
   In process research and development                        --       47,853           --
   Selling, marketing and administrative expenses        149,536      180,157       62,479
   Litigation expenses                                     8,909       22,244           --
   Write-down of investments and
     tangible assets                                          --        5,455           --
   Amortization and impairment of goodwill and other
       intangible assets                                   9,531       13,978           --
                                                      ----------   ----------   ----------
       Total operating expenses                          197,002      291,453       74,366
                                                      ----------   ----------   ----------

OTHER OPERATING INCOME                                        --           --        1,450

                                                      ----------   ----------   ----------
       Operating income (loss)                           (27,591)    (131,895)      22,261
                                                      ----------   ----------   ----------

OTHER INCOME                                               1,720           --          599
FINANCING EXPENSES, NET                                   14,384       11,897        4,470
                                                      ----------   ----------   ----------
       Income (loss) before income taxes                 (40,255)    (143,792)      18,390
TAXES ON INCOME (BENEFIT)                                  2,250         (520)         280
                                                      ----------   ----------   ----------
       Income (loss) after income taxes                  (42,505)    (143,272)      18,110
COMPANY'S SHARE IN LOSSES OF AFFILIATES                    1,703        2,596        1,120
                                                      ----------   ----------   ----------
       Net income (loss) before extraordinary item       (44,208)    (145,868)      16,990
EXTRAORDINARY GAIN ON PURCHASE OF
   COMPANY'S CONVERTIBLE NOTES                                92           --          292
                                                      ----------   ----------   ----------
       Net income (loss) for the year                 $  (44,116)  $ (145,868)  $   17,282
                                                      ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE
    Basic:
    Income (loss) before extraordinary item           $    (1.19)  $    (4.52)  $     0.67
    Extraordinary gain                                        --           --         0.01
                                                      ----------   ----------   ----------
       Net earnings (loss) per share                  $    (1.19)  $    (4.52)  $     0.68
                                                      ==========   ==========   ==========
    Diluted:
    Income (loss) before extraordinary item           $    (1.19)  $    (4.52)  $     0.60
    Extraordinary gain                                        --           --         0.01
                                                      ==========   ==========   ==========
       Net earnings (loss) per share                  $    (1.19)  $    (4.52)  $     0.61
                                                      ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
    Basic                                                 37,184       32,302       25,354
                                                      ==========   ==========   ==========
    Diluted                                               37,184       32,302       28,217
                                                      ==========   ==========   ==========

The accompanying notes form an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                                                       Accumulated
                                                          Additional                      other
                                               Share       paid in        Unearned    Comprehensive   Accumulated
                                              Capital      Capital      Compensation       Loss         Deficit
                                              --------   ------------   ------------   ------------   ------------
Balance as of January 1, 2000                 $    577   $    137,732   $       (117)  $         --    $  (113,975)
Exercise of options                                  1         (1,200)
Unearned compensation                                             120           (120)
Grant of options                                                  381
Amortization of unearned compensation                                            117
Net income for the year                                                                                     17,282
                                              --------   ------------   ------------   ------------   ------------

Balance as of December 31, 2000                    578        137,033           (120)            --        (96,693)
Share issuance for acquisition                     132         89,498
Options granted in connection with financing                    9,704
Compensation expenses of stock options                          9,268
Exercise of options                                 71         37,219
Conversion of notes                                 19         21,396
Amortization of unearned compensation                                            120
Acceleration of stock-options                                  17,112
Net loss for the year                                                                                     (145,868)
                                              --------   ------------   ------------   ------------   ------------
Balance as of December 31, 2001                    800        321,230             --             --       (242,561)
Exercise of options                                  2            791
Issuance of shares in settlement of
litigation                                           3          3,926
Unrealized gain on available for sale
         marketable equity securities                                                            92
Currency translation adjustments                                                               (168)

Net loss for the year                                                                                      (44,116)
                                              --------   ------------   ------------   ------------   ------------

Balance as of December 31, 2002               $    805   $    325,947   $         --   $        (76)  $   (286,677)
                                              ========   ============   ==========--   ============   ============


                                                   Treasury                  Comprehensive
                                                    Stock         Total       income (loss)
                                                ------------   ------------   ------------
Balance as of January 1, 2000                   $    (18,274)  $      5,943   $         --
Exercise of options                                    5,339          4,140
Unearned compensation                                                    --
Grant of options                                         381
Amortization of unearned compensation                                   117
Net income for the year                                              17,282         17,282
                                                ------------   ------------   ------------
Balance as of December 31, 2000                      (12,935)        27,863
Share issuance for acquisition                                       89,630
Options granted in connection with financing                          9,704
Compensation expenses of stock options                                9,268
Exercise of options                                   12,832         50,122
Conversion of notes                                                  21,415
Amortization of unearned compensation                                   120
Acceleration of stock-options                                        17,112
Net loss for the year                                              (145,868)      (145,868)
                                                ------------   ------------   ------------
Balance as of December 31, 2001                         (103)        79,366
Exercise of options                                                     793
Issuance of shares in settlement of
litigation                                                            3,929
Unrealized gain on available for sale
         marketable equity securities                                                   92
Currency translation adjustments                                                      (168)

Net loss for the year                                               (44,116)       (44,116)
                                                ------------   ------------   ------------

Balance as of December 31, 2002                 $       (103)  $     39,896   $    (44,192)
                                                ============   ============   ============

The accompanying notes form an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31
                                                                            -------------------------------
                                                                              2002        2001       2000
                                                                            --------   ---------   --------
CASH FLOWS - OPERATING ACTIVITIES
   Net income (loss)                                                        $(44,116)  $(145,868)  $ 17,282
   Adjustments required to reconcile net income (loss) to net cash used in operating activities:
      Expenses (income) not affecting operating cash flows:
         Amortization of unearned compensation                                    --         120        117
         Increase (decrease) in deferred income                                 (733)      1,172         --
         Compensation expenses of stock options                                   --       9,268         --
         Acceleration of stock-options                                            --      17,112         --
         Depreciation and amortization                                        20,498      17,630      4,153
         In process research and development                                      --      47,853         --
         Gain on purchase of Company's convertible notes                         (92)         --       (292)
         Other income                                                             --          --       (599)
         Gain from sale of an impaired investment                             (1,720)
         Other operating income                                                   --          --     (1,450)
         Impairment  of tangible assets                                           --       1,469         --
         Company's share in losses of affiliates                               1,703       1,007      1,120
         Write-down of investments                                                --       3,986         --
         Amortization of other long-term assets                                3,008       2,816         --
         Other                                                                   992        (157)      (413)
      Changes in operating assets and liabilities:
         Decrease (increase) in trade receivables                              2,785     (18,481)   (10,137)
         Increase in prepaid expenses and other receivables                   (3,297)     (1,942)    (1,347)
         Decrease (increase) in inventories (1)                               (5,700)      6,812    (15,708)
         Increase (decrease) in accounts payable, accrued
           expenses and other long-term liabilities                            3,966      27,924    (20,064)
                                                                            --------   ---------   --------
            NET CASH USED IN OPERATING ACTIVITIES                            (22,706)    (29,279)   (27,338)
                                                                            --------   ---------   --------

CASH FLOWS - INVESTING ACTIVITIES
   Purchase of fixed assets                                                   (7,550)     (6,264)    (3,952)
   Investment in other long-term assets                                       (1,600)         --         --
   Long term bank deposit, net                                                   970         (29)        --
   Short term investments, net                                                    --         123         --
   Proceeds from sale of an impaired investment                                1,720          --         --
   Proceeds from sale of subsidiary's operations                                 144         288        814
   Proceeds from investments, net                                                 --       1,100     41,706
   Payment for business acquired from Coherent, Inc. (Appendix A)             (1,255)   (110,216)        --
   Payment for HGM Medical Laser Systems Inc. acquisition
     (Appendix B)                                                                (31)     (9,925)        --
   Investments in equity securities                                             (151)     (2,093)        --
   Purchase of distribution rights                                                --        (500)        --
                                                                            --------   ---------   --------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (7,753)   (127,516)    38,568
                                                                            --------   ---------   --------
CASH FLOWS - FINANCING ACTIVITIES
   Purchase of convertible notes                                             (16,447)         --       (873)
   Repayment of convertible notes                                            (54,128)         --         --
   Proceeds from exercise of options                                             793      50,122      4,140
   Increase (decrease) in long-term loans                                     66,667      99,982        (24)
   Repayment of long-term loan                                               (10,000)         --         --
   Repayment of subordinated note                                             (3,225)         --         --
   Repayment of liability to Coherent                                         (5,357)         --         --
   Increase (decrease) in short-term bank debt, net                           38,862      (4,431)     4,399
   Other                                                                                    (874)        --
                                                                            --------   ---------   --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                         17,165     144,799      7,642
                                                                            --------   ---------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (13,294)    (11,996)    18,872
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                31,400      43,396     24,524
                                                                            --------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 18,106   $  31,400   $ 43,396
                                                                            ========   =========   ========

CASH PAID DURING THE PERIOD IN RESPECT OF:
     Income taxes                                                           $    595   $   1,491   $  1,387
                                                                            ========   =========   ========
     Interest                                                               $ 10,668   $   8,218   $  5,920
                                                                            ========   =========   ========

(1)    Including finished goods used in operations

The accompanying notes form an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

APPENDIX A - PAYMENTS FOR BUSINESS ACQUIRED FROM COHERENT INC.

                                                        YEAR ENDED DECEMBER 31
                                                        ----------------------
                                                           2002        2001
                                                        ---------   ---------
Current assets                                          $      --   $ (79,704)
Fixed assets                                                   --      (5,224)
Current liabilities                                            --      39,486
In process research and development                            --     (46,650)
Goodwill and other intangibles                             (1,808)   (125,462)
Liability with respect to the acquisition                     553       4,804
                                                        ---------   ---------
                                                           (1,255)   (212,750)
                                                        ---------   ---------

Less- amount acquired by issuance of shares                    --      89,630
Less- amount acquired by issuance of subordinated note         --      12,904
                                                        ---------   ---------
                                                        $  (1,255)  $(110,216)
                                                        =========   =========

APPENDIX B - PAYMENTS FOR ACQUISITION OF HGM MEDICAL LASER SYSTEMS INC.

                                                          YEAR ENDED DECEMBER 31
                                                          ----------------------
                                                             2002        2001
                                                           --------    --------

Current Assets                                             $    259    $ (4,055)
Fixed assets                                                     --      (2,592)
Current Liabilities                                             189       1,070
In process research and development                              --      (1,203)
Goodwill and other intangibles                                 (479)     (3,145)
                                                           --------    --------
                                                           $    (31)   $ (9,925)
                                                           ========    ========

APPENDIX C -- NON-CASH ACTIVITIES

                                                     YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    2002      2001      2000
                                                  --------  --------  --------

Conversion of notes including accrued interest    $     --  $ 21,415  $     --
                                                  ========  ========  ========
Options granted in connection with financing      $     --  $  9,704  $     --
                                                  ========  ========  ========
Issuance of shares in settlement of litigation    $  3,929  $     --  $     --
                                                  ========  ========  ========

The accompanying notes form an integral part of these consolidated financial statements.

NOTE 1 -  GENERAL

     Lumenis Ltd. (the "Company") is an Israeli company engaged, together with its subsidiaries (the "Group"), in research and development, manufacture, marketing and servicing of laser and light based systems for aesthetic, ophthalmic, surgical and dental applications. The Group offers a broad range of laser and intense pulsed light ("IPL") systems which are used in a variety of applications, including photorejuvenation, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, ear, nose and throat ("ENT"), gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, secondary cataracts, age-related macular degeneration, refractive eye correction, neurosurgery, dental and veterinary procedures. The Group's products use proprietary technology and accordingly the Group holds numerous patents and licenses.

     The Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders' equity. To finance the CMG acquisition, ongoing working capital needs and the refinancing of the Company's convertible subordinated notes the Company and certain of its subsidiaries entered into various financing arrangements with Bank Hapoalim, B.M. (the "Bank") (see Notes 11 and 12). The outstanding short-term and long-term financing obtain from the Bank, as of December 31, 2002, amounts to $199,529. In its three financing arrangements with the Bank, the Company was required to maintain a ratio of its debt to EBITDA. At September 30, 2002 and December 31, 2002, the Company was not in compliance with these covenants and received waivers from the Bank.

     On February 6, 2003 the Company and the Bank signed a new financing arrangement, effective as of December 31, 2002, which extends the Company's existing revolving credit agreement to December 31, 2003, increases the amount available on the revolver to $50,000 until July 1, 2003, and to $35,000 thereafter, until December 31, 2003. In addition, such new arrangement has replaced the covenant with a minimum EBITDA amounts, as defined, which will be computed at the end of each fiscal quarter of 2003. Based on the Company's current internal estimates the Company expects to be in compliance with those covenants (see Notes 11 and 12). Should the Company be unable to meet the covenants it will have to seek waivers from the Bank, which it has received in the past, or the Bank could accelerate the repayment of the loans.

     In order to restore the Company to profitability and positive cash flow from operating activities, the Company will need to reduce its inventories, complete its cost reduction program, control operating expenses in order to maintain margins and return to historical levels of revenue in the U.S. Aesthetic market by maintaining its sales force and competing successfully with its current and anticipated new products. The Company's operating plans for 2003, including the above specific objectives, are expected to result in adequate liquidity for the Company to be able to execute its plans. The Company believes that internally generated funds, together with available cash and funds available under the revolving credit agreement will be sufficient to meet the Company's presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and debt payment requirements. However, according to the Company's plans, the Company is expected to need a renewal of the revolving line of credit or other alternative financing by December 31, 2003. The Company believes it will be able to renew the revolving line of credit or secure other financing, however, there is no assurance that the Company would be able to obtain such additional financing on acceptable terms, or at all.

     The Company is party to various legal proceedings, including an SEC investigation, as described in Note 13 C "Contingent Liabilities".

NOTE 2 -  MERGERS AND ACQUISITIONS

            A. On April 30, 2001 (the "Closing"), the Group acquired from Coherent Inc. ("Coherent") all of the assets and assumed certain liabilities of the CMG, Coherent's medical group division. The assets acquired included among other things, plant, equipment, certain technology, goodwill and other physical property. CMG focuses on solid-state

The accompanying notes form an integral part of these consolidated financial statements.

                  lasers and diode lasers that are developed for aesthetic, surgical and ophthalmic applications. The core CMG technologies are in the area of lasers, optics, embedded software, electronic controllers, power supplies, and mechanical design.

                  At the Closing, the Group paid Coherent $100,000 in cash financed through a new term loan (see also Note 12 for additional information on the related financing agreements), 5,432,099 ordinary shares of the Company, and an eighteen-month note bearing interest at the rate of 5% per annum and in the principal amount of $12,904. In 2002 an additional cash payment of $5,357 was made as a post-closing adjustment based on the net tangible value, at the Closing, of CMG's assets acquired. The agreement also provides for a post-Closing earn-out payment to Coherent of up to $25,000, subject to certain financial conditions being met subsequent to the Closing date. If total ophthalmic revenues exceed $450,000 over a period starting January 1, 2001 and ending December 31, 2004 (the "Period"), the earn-out payment will be 21.5% of the excess. In addition, if the ophthalmic business is sold to a third party until the end of the Period for a price in excess of $110,000, Coherent will receive an earn-out payment equal to 50% of the excess. In no event, however, will the earn-out payment be more than $25,000. During the fiscal years ended December 31, 2002 and 2001 the ophthalmic equipment sales amounted to approximately $80,000 and $55,000, respectively (all of which are attributable to the acquired CMG operations). Accordingly, as of December 31, 2002 such stated conditions have not yet been met. During October 2002, the Company and Coherent, reached a mutual agreement to modify the terms of the subordinated note, as follows: (i) the principal amount shall be due as follows: (A) three equal monthly installments, each in the amount of $1,075 on October 31, 2002, November 30, 2002 and December 31, 2002,
                  respectively, and (B) thereafter, seven equal monthly installments, each in the amount of approximately $1,383, with the first such payment due on January 31, 2003; and (ii) interest on the unpaid principal amount shall accrue at the rate of nine percent (9%) per annum and shall be payable monthly, commencing on October 31, 2002. The repayment agreement is subject to certain acceleration provisions in the event the Company secures additional financing.

                  The acquisition was accounted for as a purchase. The aggregate consideration including costs directly attributable to the completion of the acquisition (together, the "Purchase Price"), have been allocated to the assets acquired and liabilities assumed. The allocation of the Purchase Price among the identifiable intangible assets was based upon independent estimates of the fair value of those assets. As a result, $46,650 was allocated to purchased in-process research and development, which at the acquisition date did not reach technological feasibility and did not have alternative future uses. This amount has been charged to the Company's statement of operations in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 4. The fair value of the purchased in-process research and development was estimated by using the income approach which discounts expected future cash flows to present value. The discount rate took into account the weighted-average cost of capital and debt adjusted upward to reflect additional risks inherent in the development life cycle.

                  The consolidated balance sheet as of December 31, 2001 and the consolidated statement of operations for the year then ended, include, on a consolidated basis, the financial data of CMG as of such date and for the period from the Closing to December 31, 2001, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

NOTE 2 -  MERGERS AND ACQUISITIONS

        A.  (Cont.)

            The following is a summary of intangible assets acquired as estimated at the date of acquisition:

            Coherent name                                $ 2,990
            Product trade names                            1,420
            Developed technology                          29,910
            Covenant not to compete                          878
            Goodwill                                      98,271
                                                       ---------
                                                       $ 133,469
                                                       =========

            Purchased technology and other intangibles are amortized over their estimated useful lives, generally two to fifteen years (goodwill-15 years in the year 2001 only, developed technology an average of 8 years), (see also note 3J).

            In accordance with Statement of Financial Accounting ("SFAS") No. 141, "Business Combinations", the Group reduced by $6,199 the initial goodwill resulting from the CMG acquisition based on changes to pre-acquisition contingencies and assumed liabilities during the year following the Closing, as follows:

                                                               FOR THE FOUR   FOR THE EIGHT
                                                               MONTHS ENDED    MONTHS ENDED
                                                                APRIL 30,      DECEMBER 31,
                                                                   2002            2001
                                                              --------------  --------------
            Initial goodwill, at the beginning of the period  $       90,264  $       98,271
            Inventory adjustments                                         --          (8,993)
            Distributor termination fees adjustments                      --          (1,229)
            Other                                                      1,808           2,215
                                                              --------------  --------------
                                                              $       92,072  $       90,264
                                                              ==============  ==============
            Increase (decrease) in goodwill during the
              period                                          $        1,808  $       (8,007)
                                                              ==============  ==============

            Pro Forma Financial Results: The following selected unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 of the Group and CMG, have been prepared assuming the CMG acquisition occurred at the beginning of each of the periods presented.

The accompanying notes form an integral part of these consolidated financial statements.

NOTE 2 - MERGERS AND ACQUISITIONS

                                                                                         YEAR ENDED DECEMBER 31
                                                                                         -----------------------
                                                                                            2001       2000
                                                                                         (UNAUDITED)  (PROFORMA)
                                                                                         ------------ ----------
         Net revenues                                                                     $ 376,144   $368,915
         Net Income (loss)                                                                $(102,447)  $ 15,529
         Basic net earnings (loss) per share                                              $   (2.97)  $   0.51
         Diluted net earnings (loss) per share                                            $   (2.97)  $   0.46
         Weighted average number of shares used in
            calculation of basic net earnings (loss) per share                               34,487     30,665
         Weighted average number of shares used in
            calculation of diluted net earnings (loss) per share                             34,487     33,528

            The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles, goodwill and options granted in connection with financing and write down of inventories and receivables. Such unaudited information does not purport to be indicative of the combined results of operations of future periods or indicative of the results that actually would have been realized had the entities been a single entity during the presented periods.

            The $46,650 charge for purchased in-process research and development has been excluded from the pro forma results, as it is a material non-recurring charge.

NOTE 2 - MERGERS AND ACQUISITIONS

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

            The acquisition was accounted for as a purchase, accordingly, the purchase price has been allocated to the assets acquired. The allocation of the purchase price among the identifiable intangible assets was based upon independent estimates of fair value of those assets. As a result, $1,203 was allocated to purchased in-process research and development, which at the acquisition date did not reach technological feasibility and did not have alternative future uses. This amount has been charged to the Group's statement of operations in accordance with FASB Interpretation No. 4 and was based on the same valuation methods as was used in the CMG acquisition (see Note 2A). In addition the Group has recorded $3,030 in respect of acquired technology which is being amortized on a straight-line basis over 6 years and $115 of goodwill (see also Note
            3J). The operations of HGM are included in the consolidated statements from the date of acquisition.

            In accordance with SFAS No. 141, the Group increased during the eleven months ended November 30, 2002, by $479 the initial goodwill resulting from the HGM acquisition


The accompanying notes form an integral part of these consolidated financial statements.

            based on an increase of an estimate of a pre-acquisition contingency in the amount of $189, additional required inventory adjustments in the amount of $259 and others in the amount of $31.

            Pro forma information has not been provided, since the revenues and net income (loss) of HGM for the year ended December 31, 2001 and 2000 were immaterial in relation to total consolidated revenues and net income (loss). HGM's revenues for the years ended December 31, 2001 and 2000 were approximately $8,000 (unaudited) and $8,000 respectively, and net income (loss) for the years ended December 31, 2001 and 2000 amounted to approximately $374 (unaudited) and $(607), respectively.

      C. In June 2000, the Group sold the operations of one of its subsidiaries -- Applied Optronics Corp. ("AOC"). The consideration for this transaction was as follows: $814 paid at the closing date, $750 to be paid quarterly, over a three-year period bearing interest at a fixed rate of 9% per annum and one of the following: $1,000 which will be paid in three years or 149,080 shares of the buyer. As of December 31, 2002 the total remaining amount to be received by the Group in the amount of $776, was charged to operations due to the buyer's failure to repay the remaining balance. The Company intends to pursue collection of the remaining balance.

The accompanying notes form an integral part of these consolidated financial statements.

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

            The financial statements of an entity included in the financial statements under the equity method of accounting, whose functional currency is not the U.S. dollar, have been translated into dollars, in accordance with SFAS No. 52. Accordingly all balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Statements of income amounts have been translated using the average exchange rate for the year. The resulting aggregate translation adjustments are reported as a component of accumulated other comprehensive loss in the shareholders` equity.

      C.    PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its subsidiaries. Material inter-company balances and transactions have been eliminated.

      D.    CASH AND CASH EQUIVALENTS

            All highly liquid investments are considered as cash equivalents if the investments mature within three months from the date of investment.

The accompanying notes form an integral part of these consolidated financial statements.

      E.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

            The allowance for doubtful accounts is recorded, based on management's estimates, partially on the basis of specific accounts receivable whose collectibility is uncertain and partially as a percentage of accounts receivable based on the aging of the past due amounts. The allowance for doubtful accounts as of December 31, 2002 and 2001 amounted to $17,689 and $19,744, respectively.

      F.    INVENTORIES

            Inventories are presented at the lower of cost or market. Inventory reserves are provided to cover risks arising from slow-moving items or technological obsolescence. Cost is determined as follows:

               Raw materials                           -    "First-in, first-out" method

               Finished products and work in process   -    Materials as above, labor and overhead
                                                            costs on an average basis.

            Finished products located at customer sites in respect of support for warranty obligations or finished products used for promotional purposes are separately classified as finished goods used in operations and are depreciated over a period of three years.

      G.    INVESTMENTS IN EQUITY SECURITIES

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

            Investment in marketable equity securities covered by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains reported in accumulated other comprehensive loss. Realized gain and losses are calculated based on specific identification method. Other-than-temporary declines in value from the original cost are charged to operations in the period in which the loss occurs. In determining whether other-than- temporary decline in the market value has occurred, the Company considers the duration that and the extent to which market value is below original cost.

      H.    LONG-TERM TRADE RECEIVABLES

            Long-term trade receivables are recorded at estimated present values determined based on current rates of interest and reported at the net amounts in the accompanying financial statements. Imputed interest is recognized, using the effective interest method as a component of interest income.

The accompanying notes form an integral part of these consolidated financial statements.

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

            Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

      J.    INTANGIBLE ASSETS

            Intangible assets (patents, know-how, Coherent name, product trade names, developed technology, covenant not to compete) are amortized by the straight-line method over periods of principally between two and fifteen years. Intangible assets are reviewed for impairment in accordance with SFAS No. 144, whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Group compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Group's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. Any impairment loss is recognized in the statement of operations. During the year ended December 31, 2002, the Group recorded an impairment charge of $2,761 for certain intangible assets.

The accompanying notes form an integral part of these consolidated financial statements.

      J.    INTANGIBLE ASSETS

            Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" under which pre-existing goodwill is no longer amortized. Intangible assets continue to be amortized over their useful lives. The criteria for recognizing intangible assets have also been revised. SFAS No. 142 requires that goodwill be tested for impairment initially within one year of adoption and at least annually thereafter. If an impairment loss exists it could result in a one-time charge to earnings. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. As of December 31, 2002 the Company completed its initial review for impairment of goodwill and its annual impairment evaluation and found no indication of impairment of its approximately $88,000 of goodwill, net. For the year ended December 31, 2001 goodwill amortization expenses amounted to $4,627.

            Debt issuance costs are amortized over the term of the related debt by the effective interest rate method.

      K.    RESEARCH AND DEVELOPMENT COSTS

            Research and development costs are charged to operations as incurred. Amounts received or receivable from the Government of Israel, through the Office of the Chief Scientist ("OCS") for participation in certain research and development are offset against the Group's research and development costs. Amounts recorded as an offset against research and development expenses amounted to $135, $58 and $60 for the years ended December 31, 2002, 2001 and 2000, respectively.

      L.    REVENUE RECOGNITION

            Revenues from product sales are recognized when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectibility is probable. The costs of insignificant related obligations (mainly installations and training which are not material to functionality) are accrued when the related revenue is recognized. The Group accrues estimated sales returns upon recognition of sales based on the Group's experience and management's estimates. The provision for returns as of December 31, 2002 and 2001 amounted to $4,550 and $2,849, respectively. Revenues from service contracts are recognized on a straight-line basis over the life of the related service contracts.

NOTE 3 - ACCOUNTING POLICIES (CONT.)

          M.   PRODUCT WARRANTIES

The accompanying notes form an integral part of these consolidated financial statements.

               Accrued warranty costs are recorded at the time of sale based on the Group's experience and management's estimates. Changes in warranty provision during the year ended December 31, 2002 were as follows:

               Warranty provision as of December 31, 2001                               $   9,891
               Payments made under warranty                                               (11,109)
               Increase in product warranty provision for current year                     10,707
                                                                                        ----------
                    Warranty provision as of December 31, 2002                          $   9,489

      N.    STOCK-BASED COMPENSATION

            The Group accounts for employee stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and the related FASB interpretations. Pursuant to those accounting pronouncements, the Group records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. (See also note 3R). The Group accounts for stock-based compensation to consultants in accordance with SFAS No. 123 "Accounting for Stock Based Compensation" and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

            The following table illustrates the pro forma effect on net income
            (loss) and earning (loss) per ordinary share as if the fair value method were applied to all outstanding and unvested stock options for the years ended December 31, 2002, 2001 and 2000.

            Had compensation cost been determined under the alternative fair value accounting method provided for under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years 2002, 2001 and 2000 would have been reduced to the following pro forma amounts:

                                                                    2002           2001               2000
                                                                ------------   ------------       ------------
               Net income (loss), as reported                   $    (44,116)  $   (145,868)      $     17,282

               Add: amortization of deferred compensation
               related to employee stock options included in
               consolidated statements of operations
                                                                          --         26,075                498

               Deduct:  amortization of deferred  compensation
               at fair value                                          22,755         36,820              9,280

               Proforma net income (loss)                       $    (66,871)  $   (156,613)(*)   $      8,500

               Earning (loss) per share

               Basic- as reported                               $      (1.19)  $      (4.52)      $       0.68
               Basic- proforma                                  $      (1.80)  $      (4.85)(*)   $       0.34

               Diluted- as reported                             $      (1.19)  $      (4.52)      $       0.61
               Diluted- proforma                                $      (1.80)  $      (4.85)(*)   $       0.30

(*) Pro forma net loss revised from $(171,920) and Pro forma basic and diluted loss per share revised from $(5.32)

            Under Statement SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: (1) expected life of 3 years;

The accompanying notes form an integral part of these consolidated financial statements.

            (2) dividend yield of 0%; (3) expected volatility of 100% in 2002, 66% in 2001 and 71% in 2000; and (4) risk-free interest rate of 1.8% in 2002, 3.9% in 2001 and 6.5% in 2000.

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

      Q.    DERIVATIVE INSTRUMENTS

            On January 1, 2001, the Group adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires, principally, the presentation of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. Gains and losses resulting from changes in the fair values of derivative instruments are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of such statement did not have a material impact on the Group's financial condition or results of operations.

The accompanying notes form an integral part of these consolidated financial statements.

          R.   NEW ACCOUNTING PRONOUNCEMENTS

               In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases". This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishments of debt. SFAS No. 13 was amended to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial position. In June 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operations or financial position. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the Group has elected to adopt SFAS No. 123 effective January 1, 2003, for all prospective option grants, modification or settlements. Based on current compensation programs the Group estimates that the adoption of SFAS No. 123 will result in a non-cash charge to earnings of up to approximately $1,000 for the year ending December 31, 2003.

               In September 2002, the EITF issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The scope of EITF 00-21 deals with how a company should recognize revenue when it sells multiple products or services to a customer as part of an overall solution. In general, EITF 00-21 provides the following broad criteria for recognizing revenue in multiple element arrangements: (i) revenue should be recognized separately for separate units of accounting; (ii) revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is complete; (iii) consideration should be allocated among separate units of measure of accounting in an arrangement based on their relative fair values. The Company is still evaluating the effect of EITF 00-21 on its financial position and results of operations.

The accompanying notes form an integral part of these consolidated financial statements.

               In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing such guarantee and to provide certain disclosures. The recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial statements.

               In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 classifies entities into two groups: (1) those for which voting interests are used to determine consolidation; and (2) those for which other interests (variable interests) are used to determine consolidation. FIN 46 deals with the identification of Variable Interest Entities ("VIE") and the business enterprise which should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 will become effective during 2003. The Company is still evaluating the effect of this pronouncement on its consolidated financial statements mainly with respect to its investment in Aculight (see note 15D).

          S.   RECLASSIFICATION

               Certain amounts from prior years have been reclassified to conform with current year presentation.

The accompanying notes form an integral part of these consolidated financial statements.

NOTE 4 -  RESTRUCTURING COSTS AND OTHER CHARGES

          In 1999, the Group initiated a restructuring program of its business operations. In the framework of this program, the U.S.-based marketing activity was consolidated, the Israel-based manufacturing activity was consolidated, and certain products were eliminated.

          In 1999, the Group recorded a $45,068 charge for such restructuring plans. The plans included, among other things, closing locations and reducing staff. The charge included $9,797 for lease terminations and related fixed asset disposals, $19,738 for write-downs of inventories, $4,800 for write-downs of receivables, $8,758 for severance in respect of the termination of approximately 200 employees, and $1,975 for other costs.

          The write-downs of inventories, pertaining to the Group's decision to eliminate the sale of a number of products, amounting to $19,738, were included in cost of sales. The write-downs of receivables amounting to $4,800 related to termination of agreements with distributors were included in selling, marketing and administrative expenses. The majority of the restructuring charges relate to the Group's operations in the U.S. As of December 31, 2001, the unutilized accrual amounted to $1,041 relating to lease terminations, which was paid by the Company during 2002.

NOTE 5 - PREPAID EXPENSES AND OTHER RECEIVABLES

                                                          DECEMBER 31
                                                    ------------------------
                                                      2002          2001
                                                    --------        --------

              Government agencies(*)                $  7,058        $  4,301
              Prepaid expenses                         3,337           2,918
              Other                                    3,860           3,749
                                                    --------        --------

                                                    $ 14,255        $ 10,968
                                                    ========        ========

              (*) Mainly value added taxes

NOTE 6 - INVENTORIES

                                                         DECEMBER 31
                                                   -------------------------
                                                     2002             2001
                                                   --------         --------

              Raw materials                        $ 21,057         $ 35,362
              Work in process                        13,154           15,536
              Finished products                      48,651           32,716
                                                   --------         --------

                                                   $ 82,862         $ 83,614
                                                   ========         ========

              The cost of revenues for the years ended December 31, 2002 and 2001, include the write-down of inventories in the total amounts of approximately $10,661 and $19,172, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

NOTE 7     -  FIXED ASSETS

                                                             DECEMBER 31
                                                       -----------------------
                                                         2002           2001
                                                       --------       --------

              Equipment                                $ 15,477       $ 10,772
              Office furniture and equipment              5,308          4,818
              Building                                    2,840          1,950
              Land                                          550            550
              Leasehold improvements                      5,130          4,192
              Vehicles                                      726            960
                                                       --------       --------
                                                         30,030         23,242
              Less - accumulated depreciation            11,448          7,044
                                                       --------       --------
                                                       $ 18,582       $ 16,198
                                                       ========       ========

              Depreciation expense amounted to $5,166, $3,652 and $ 2,934 for the years 2002, 2001 and 2000, respectively. During 2001, in connection with the integration following the CMG acquisition, fixed assets with a net book value of $1,469 that had no alternative future use were written-off.

NOTE 8 -  INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS

                                                                     DECEMBER 31
                                                                  -----------------
                                                                    2002     2001
                                                                  -------   -------
          Goodwill                                                $92,666   $90,379
          Less - accumulated amortization                           4,627     4,627
                                                                  -------   -------
                                                                  $88,039   $85,752
                                                                  =======   =======

          Trade names                                             $ 3,888   $ 4,410
          Developed technology                                     29,501    32,940
          Covenant not to compete                                     878       878
                                                                  -------   -------
                                                                   34,267    38,228
          Less - accumulated amortization                          14,921     9,351
                                                                  -------   -------
          Other purchased intangible assets, net                  $19,346   $28,877
                                                                  =======   =======

          Debt issuance costs, net (1)                            $  --     $   334
          Deferred cost, net                                        1,031       682
          Options granted in connection with financing, net (2)     5,724     8,204
          Other                                                     4,271     4,063
                                                                  -------   -------
                                                                   11,026    13,283
          Less - accumulated amortization                             351       262
                                                                  -------   -------
                                                                  $10,675   $13,021
                                                                  =======   =======

          (1)  In respect of convertible subordinated notes -- see Note 11.

          (2) In respect of options granted to bank in connection with financing -- see Note 12.

The accompanying notes form an integral part of these consolidated financial statements.

          The following table summarizes the Company's reported results adjusted to eliminate the effect of amortization of goodwill, as of January 1, 2000 (see also Note 3J):

                                                       2002          2001          2000
                                                   -----------   -----------   -----------
          Net income (loss), as reported           $   (44,116)  $  (145,868)  $    17,282
          Add,  amortization  goodwill  charged
           through 2001                                     --         4,627            --

                                                   -----------   -----------   -----------
          As adjusted                              $   (44,116)  $  (141,241)  $    17,282
                                                   ===========   ===========   ===========

          Earnings (loss) per share-basic as
          reported                                 $     (1.19)  $     (4.52)  $      0.68

          Add---amortization of goodwill, charged
          through 2001                                      --          0.14            --
                                                   -----------   -----------   -----------
          As adjusted                              $     (1.19)  $     (4.38)  $      0.68
                                                   ===========   ===========   ===========

          Earnings (loss) per share--diluted,
          As reported                              $     (1.19)  $     (4.52)  $      0.61

          Add, amortization of goodwill charged
          through 2001                                      --          0.14            --

                                                   -----------   -----------   -----------
          As adjusted                              $     (1.19)  $     (4.38)  $      0.61
                                                   ===========   ===========   ===========

NOTE 9 -  OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                        DECEMBER 31
                                                    ----------------
                                                      2002     2001
                                                    -------  -------

          Deferred revenues                         $12,610  $ 8,893
          Government agencies                           871       --
          Accruals:
             Payroll and related expenses            13,738   14,336
             Commissions                              1,784    2,906
             Income taxes                             2,057       --
             Settlement of litigations (Note 13 C)   14,626   18,000
             Restructuring (Note 4)                      --    1,041
             Interest                                 1,406    2,208
             Warranty (See note 3M)                   9,489    9,891
             Royalties                                3,883    2,801
             Termination of lease agreements          1,652    2,808
             Retention bonuses and severance pay      2,220    8,777
             Other                                   16,604   24,349
                                                    -------  -------
                                                    $80,940  $96,010
                                                    =======  =======

NOTE 10 -   ACCRUED SEVERANCE PAY

            The obligation of the Company and its Israeli subsidiaries to make severance payments to its employees pursuant to the Israeli severance pay law and labor agreements is based on the

The accompanying notes form an integral part of these consolidated financial statements.

            employee's most recent salary and the period of employment. This obligation is partially covered by deposits with severance pay funds, which are not under the management or control of the Company, and accordingly, neither those amounts nor the corresponding accrual for severance pay are reflected in the balance sheet. The Company's obligation in respect of severance pay for those employees not covered by severance pay funds policies is presented as a short-term or a long-term accrued liability, as appropriate. The gross obligation of the Company and its Israeli subsidiaries with respect to severance pay, as of December 31, 2002 and December 31, 2001 amounted to $4,126 and $4,077, respectively.

            The subsidiaries in the United States ("U.S. subsidiaries") have 401(k) savings plans covering substantially all of the employees in the United States who have completed at least three months of service. Each employee may contribute up to 15% of his or her compensation per year, subject to maximum limits imposed by U.S. tax law. The U.S. subsidiaries may make discretionary matching contributions based on a formula as defined in the plans. The aforementioned subsidiaries contributed approximately $1,256, $1,081 and $276 to the 401(k) plans during the years ended December 31, 2002, 2001 and 2000, respectively. The Company suspended matching contributions effective January 1, 2003

            Severance pay expenses amounted to approximately $3,274, $3,660 and $329 for the years ended December 31, 2002, 2001 and 2000, respectively. The aforementioned expense in the years ended December 31, 2002 and 2001 include severance pay expenses in the amount of approximately $3,100 and $3,600, respectively which relates to terminations of employees made in conjunction with the relocation of the production facility to Salt Lake City and Israel and the integration process following the CMG acquisition, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

NOTE 11  -  CONVERTIBLE SUBORDINATED NOTES

            In September 1997, the Company issued $115,000 in principal amount of 6% convertible subordinated notes due September 1, 2002, with interest payable semiannually commencing March 1, 1998. In 2002 and 2000 the Company purchased $16,539, and $ 1,142, respectively, in principal amount, of the 6% convertible subordinated notes at a cost of $16,447 and $873, respectively. As a result of the purchase the Company recorded an extraordinary gain of $92 and $292 in the years ended December 31, 2002 and 2000 respectively. In 2001, in response to an offer from one of the convertible subordinated note holders, notes in a principal amount of $21,120 and the related interest payable in the amount of $295 were converted into 754,797 ordinary shares, which represented the fair value of the notes at the conversion date.

            During August 2002 the Company repaid the remaining balance of $54,128 of its outstanding convertible subordinated notes using the proceeds from its $70,667 loan from Bank Hapoalim, B.M. (the "Bank")- see Note 12.

NOTE 12 -   BANK LOANS AND OTHER FINANCING AGREEMENTS

            To finance the CMG acquisition, ongoing working capital needs and, if needed, the refinancing of the Company's convertible subordinated notes (see Note 11) the Company and certain of its subsidiaries entered into various financing arrangements (the "Financing") with the Bank. The financing arrangement consisted of: (a) a $100,000 six-year term loan bearing interest at LIBOR plus 1.75% per annum,
            (b) up to $50,000 revolving line of credit until April, 2002 and up to $20,000 revolving line of credit from April, 2002 to April, 2003 bearing interest at LIBOR plus 1% per annum and (c) a letter of undertaking pursuant to which the Bank agreed, subject to the terms and conditions set forth therein, to provide up to approximately $92,000 of a four-year convertible loan to refinance the Company's outstanding convertible subordinated notes (see Note 11). In connection with the $100,000 loan (the "Loan"), the Company granted the Bank 2,500,000 options to acquire 2,500,000 shares of the Company (see also Note 14 B). On March 26, 2002, the Company entered into new agreements with the Bank for a new four year $70,667 loan, the proceeds of which were used mainly to repay its existing convertible subordinated notes due September 1, 2002. The $70,667 loan matures on September 1, 2006 and bears interest at LIBOR plus 6.55% increasing to 7.80% over the life of the loan. In connection with the loan, the Company paid the Bank a $4,000 fee, which will be amortized over the life of the loan and is offset against the outstanding amount of the loan.

            The terms of the financing restrict certain cash dividends and have limitations on asset dispositions or acquisitions without prior approval of the bank. In its three financing arrangements with the Bank, the Company was required to maintain a ratio of its debt, as defined, to EBITDA, as defined, of less than three times. At September 30, 2002 and December 31, 2002, the Company was not in compliance with these covenants (as amended). On November 19, 2002, the Company received a waiver of this requirement for September 30, 2002 and on February 6, 2003, the Company received a waiver of this covenant for the three months ended December 31, 2002. At December 31, 2002 the Company had outstanding $199,529 under the three agreements. Additionally, the interest rate on borrowings under the revolving credit facility was increased by 1.25% to LIBOR plus 2.25% effective November 19, 2002.

The accompanying notes form an integral part of these consolidated financial statements.

            On February 6, 2003 the Company and the Bank signed a new financing arrangement, effective as of December 31, 2002, which extends the Company's existing revolving credit agreement to December 31, 2003, increases the amount available on the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003, provides for an interest rate on the $15,000 increase of LIBOR plus 3%, defers the loan amortization of $10,000principal payment due April 2003 and amends certain covenants in its loan agreements. In addition the new arrangement waived the covenants requirement for the quarter ending December 31, 2002 and replaced the covenant with a minimum EBITDA amounts, as defined, which will be computed at the end of each fiscal quarter of 2003 cumulatively, as follows: Q1- $5,000, Q2- $18,400, Q3- $30,400 and Q4- $50,100. Based on the
            Company's current internal estimates the Company will be in compliance with those covenants. In connection with the aforementioned agreement the Company agreed to re-price the outstanding 1,136,300 options owned by the Bank to the then current market price and granted an additional 275,000 options at the then current market price (see also note 14B). Additionally the Company paid the Bank a $200 fee.

            The $100,000 loan and $70,667 loan repayment schedules is as follows (after giving effect to the February 6, 2003 arrangement):

            2003                                             $ 15,000
            2004                                               25,000
            2005                                               20,000
            2006                                               90,667
            2007                                               10,000
                                                            ---------
                                                            $ 160,667
                                                            =========

            As of December 31, 2002 the total amount of unused credit line amounted to approximately $9,000 based on borrowing under the credit line of $38,862 and an outstanding guarantee of $2,000 (see note
            13).

The accompanying notes form an integral part of these consolidated financial statements.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

        A.  LEASE COMMITMENTS

            The Group leases facilities under non-cancellable operating leases with various expirations through 2006. Rental expense for the years 2002, 2001 and 2000, amounted to $5,325, $9,307 and $2,359, respectively. Future minimum annual lease payments under non-cancellable operating lease agreements are as follows:

            2003                                          $  4,190
            2004                                             3,209
            2005                                             2,671
            2006                                             2,474
            2007                                               560
                                                          --------
                                                          $ 13,104
                                                          ========

            In connection with the efforts to reduce expenses and in connection with the integration following the CMG acquisition, several facilities were abandoned. Such terminations resulted in a losses representing future lease payments amounting to approximately $813 and $3,953, which were included in the 2002 and 2001 rental expenses, respectively. The related accruals (see Note 9) are not included in the above table.

        B.  ROYALTIES

            The Group is party to various licensing agreements, which require it to pay royalties on certain product sales at various rates of up to 7.5% of the net selling price of these products. For the years ended December 31, 2002, 2001 and 2000, the Group paid or accrued royalties in the amount of $3,779, $3,388 and $133 respectively.

            The Company and part of its Israeli subsidiaries are also obligated to pay to the OCS and the BIRD Foundation royalties of 3-5% on the sales of products for which participations were received up to 100% of the amount of the participations. The Group paid or accrued royalties of $348, $292 and $408 in 2002, 2001 and 2000, respectively. As of December 31, 2002, the balance of the royalty-bearing participations not yet paid or accrued amounted to approximately $5,246.

        C.  CONTINGENT LIABILITIES

            The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

            In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs which were taken in 1999 (inventory and other charges of approximately $30,050; bad debt charges of approximately $13,430; and litigation expenses of approximately $4,400) and 2001 (write-down of accounts receivable of $14,043 and write-downs of inventory and other charges (amounts not given)). On May 15, 2002, the Company learned that the SEC had issued a formal order of investigation on these matters, including as to whether, in connection therewith, the Company, in prior periods, may have overstated revenues and related income and failed to maintain proper books and records and a proper system of internal controls. This was followed by the issuance of a subpoena on August 19, 2002

The accompanying notes form an integral part of these consolidated financial statements.

            relating to the above-mentioned requested information, as well as documents of the Company's present auditors, Brightman Almagor & Co., and its previous auditors, Luboshitz Kasierer. The Company believes, as of the date of this report, that it has substantially completed the production of documents to the SEC in response to the requests previously received with respect to the transactions involving U.S. distributors and certain charges taken in 1999 and 2001. The Company has continued to cooperate with the SEC in its investigation, and intends to continue doing so by providing additional documents or testimony, which may be requested. Having reviewed, among other things, the information gathered for the SEC investigation, the Company does not presently believe that a restatement of the Company's reported financial statements is warranted. The SEC investigation, however, is ongoing and, accordingly, the Company is unable to predict the duration or outcome of this process.

            On or around February 28, 2003, a lawsuit was filed on behalf of Aqua Fund, L.P. and certain additional purchasers of Lumenis securities in the United States District Court for the Northern District of Illinois. The named defendants are the Company, Yacha Sutton, the Company's former Chief Executive Officer, and Sagi Genger, the Company's Chief Operating Officer. The complaint generally alleges that the defendants violated U.S. Federal securities laws by making material misrepresentations and/or omissions, and also includes claims for common law fraud and negligence. The complaint alleges that, at various times during the period from September 17, 2001 through February 27, 2002, plaintiffs purchased the Company's securities in reliance on such statements, and suffered economic loss as a result. The defendants have not been served with a summons in this action. The Company believes that all of the allegations and claims are baseless, and the Company intends to vigorously defend against them.

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

The accompanying notes form an integral part of these consolidated financial statements.

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

            On February 11, 2002, the Company filed a petition with the Bailiff's Court of Horsholm, Denmark, requesting that an interim injunction be granted against two competing products, which are manufactured by Danish Dermatological Development A/S, a Danish company ("DDD"). DDD filed its statement of defense in July 2002, to which the Company answered in September 2002. Additionally, DDD has filed oppositions in the European and Danish Patent Offices against the Company's European IPL Patent and Danish Utility Model Patents, which are the basis for the Company's request for an interim injunction. After a hearing on the European patent opposition on March 25, 2003, the European Patent Office revoked the Company's European IPL Patent. The Company is evaluating this ruling. The Company's petition for an interim injunction against DDD in Denmark is scheduled to be heard in August 2003.

            On September 12, 2002, the Company filed a claim in the Tel Aviv - Jaffa District Court against Syneron Medical Ltd. and Messrs. Shimon Eckhouse, Michael Kreindel, Mark Aronovitz, Avner Lior and Hans Edel (the "Syneron Defendants"). The Company alleges that the Syneron Defendants, all former employees of the Company, used confidential business information and technology gained during their work at the Company, for the production and distribution of products essentially similar to the Company's products for hair removal and skin treatment (the "Copied Products"). The Company also alleges that Syneron Medical Ltd. and the Syneron Defendants (collectively the "Defendants") used information with regard to the Company's distributors and customers for the purpose of marketing the Copied Products. The Company is seeking the following remedies against the
            Defendants: a permanent injunction restraining the Defendants from using any business information or technology or trade secrets of the Company, a mandatory injunction ordering the Defendants to demolish all of the Copied Products that were produced by the Defendants, an order for the delivery of accounts, the appointment of a receiver and a monetary judgment in the amount of approximately $6,250.
            On October 20, 2002, the Defendants filed their Statement of Defense in which they denied the Company's claims, pleading, inter alia, that the Company's Intense Pulsed Light technology (the "IPL Technology") is within the public domain; that the Company has no intellectual property rights in it; and that, consequently, the Defendants' technology (the "ELOS Technology") does not breach the Company's rights in its IPL Technology. In addition, the Defendants pleaded, that there is no similarity between the ELOS Technology and the IPL Technology. On November 4, 2002, the Company filed its response to the Defendants' Statement of Defense. In its response, the Company claimed, inter alia, that the Defendants are prohibited from pleading that the Company does not have any intellectual property rights in the IPL technology, due to the fact that the Defendants themselves assisted the Company in registering patents which constitute the Company's intellectual property in the IPL technology. The parties have served on each other numerous discovery requests, and the parties have agreed to complete discovery by March 23, 2003. The Defendants have filed a motion to dismiss the Company's claims, and the Company has filed a motion to strike certain parts of the Defendants' statement of defense. The parties' motions are pending before the court, and a pre-trial hearing is scheduled for May 14, 2003.

The accompanying notes form an integral part of these consolidated financial statements.

            On September 20, 2002, Lumenis Inc. filed a lawsuit against Syneron Inc. (Canada), Syneron Inc. (Delaware), and certain former Lumenis employees, Brian D. Lodwig, J. Scott Callihan, Mark Lazinski, and Stephen Harsnett, in the Superior Court of California for the County of Santa Clara for breach of contract, intentional interference with prospective economic advantage, misappropriation of trade secrets, breach of duty of loyalty, conspiracy, unjust enrichment, and unfair competition, seeking unspecified damages and injunctive relief. Lumenis Inc.'s request for expedited discovery was granted by the court, and Lumenis served initial discovery demands. On or about October 22, 2002, Syneron Inc. (Canada) filed a motion to quash service upon it for lack of personal jurisdiction. This motion was granted by the court in January 2003, and Syneron Inc. (Canada) was dismissed as a defendant. On or about October 25, 2002, Lumenis Inc. filed an amended complaint adding former Lumenis Inc. employee David
            J. Maslowski as a defendant in the action. On or about December 4, 2002, the defendants filed answers to the amended complaint. In addition, Syneron Inc. (Delaware) filed a cross-complaint alleging various claims related to unfair trade practices and competition, and two of the individual defendants filed cross-complaints alleging various claims related to unpaid commissions. Lumenis believes the cross-claims are wholly without merit and will vigorously defend against them. Discovery has commenced but a trial date has not been set.

            On October 28, 2002, Lumenis Ltd. and Lumenis Inc. (collectively, "Lumenis") filed a complaint in the United States District Court for the Central District of California alleging that Syneron Medical Ltd., Syneron Inc. and Syneron Canada Corp. (collectively "Syneron") are infringing six U.S. patents held by Lumenis by, inter alia, selling Syneron's Aurora DS and Aurora SR devices. Lumenis is seeking a temporary restraining order and a preliminary and permanent injunction against further infringement as well as an award of as yet undetermined damages and lost profits resulting from Syneron's infringement and Lumenis' attorneys' fees and costs. Oral argument on the request for a temporary restraining and preliminary injunction was held on November 1, 2002. Citing the complexity of the patent issues involved, the court declined to grant the Company's request for a temporary restraining order. The court granted the Company's request for expedited discovery, and ordered the appointment of an independent expert to advise the court on the patent infringement issues raised by the lawsuit. A technical expert has been appointed to assist the court, and the Company's request for a preliminary injunction is scheduled to be heard on May 19, 2003.

            On October 24, 2002, Lumenis Inc. filed a complaint in the United States District Court for the Northern District of California (the "Federal Action") against Palomar Medical Technologies, Inc. ("Palomar") and the General Hospital Corp. ("General"). The complaint seeks a declaratory judgment that two U.S. patents, which are owned by General and sublicensed by Palomar to Lumenis Inc. pursuant to a 1998 license agreement (the "License Agreement"), are invalid and/or unenforceable and/or are not infringed by Lumenis. The Company served its complaint on Palomar and General on February 24, 2003.

            In connection with the Federal Action, Lumenis has ceased payment of royalties under the License Agreement. In response, Palomar filed a complaint on October 29, 2002 against Lumenis Ltd., Lumenis Inc., ESC Medical Systems Ltd., ESC Medical Systems Inc. and "ESC/Sharplan Laser Industries Ltd." (collectively, "Lumenis") in the Superior Court of the Commonwealth of Massachusetts. The complaint alleges that Lumenis has breached the License Agreement by failing to make certain royalty payments, that Lumenis' actions have breached the implied covenant of good faith and fair dealing arising with respect to the License Agreement and that Lumenis' actions constitute unfair and deceptive trade practices in violation of M.G.L., Chap. 93A, Sections 2 and 11 Palomar seeks an award of unspecified compensatory damages, a trebling of such damages, its costs and attorneys' fees and pre-judgment interest. The complaint has not been served on Lumenis.

            On September 30, 2002, an action was filed by Mr. Asif Adil, the Company's former Executive Vice President - Business Operations and acting Chief Financial Officer, in the Superior Court of New Jersey, Somerset County; Law Division against the Company and Prof. Jacob A. Frenkel, Yacha Sutton and Sagi Genger. The complaint alleges, among other things, that the Company removed Mr. Adil from these positions and terminated his employment in retaliation for his report to the Company of alleged accounting and

The accompanying notes form an integral part of these consolidated financial statements.

            disclosure irregularities. The action seeks, among other things, compensatory damages and reinstatement of his employment. The Company believes that the claims are without merit, and the Company intends to defend itself vigorously. On October 29, 2002, the defendants removed the action to the United States District Court for the District of New Jersey (the "District Court"). On November 13, 2002, Mr. Adil filed a first amended complaint in the District Court, adding Lumenis Inc. as a defendant in the action. During January 2003, the defendants moved to dismiss the first amended complaint, and Mr. Adil filed an opposition to the defendants' motion. A hearing on the motion has not been scheduled.

            On November 5, 1998, Light Age, Inc. ("Light Age") instituted an ex-parte application in the Tel-Aviv District Court (the "Tel Aviv Court") against the Company and others, seeking a temporary injunction against the development, production and sale of the Company's Alexandrite laser for dermatological or hair removal treatments. The litigation relates to disputes arising out of an agreement between Light Age and Laser Industries pursuant to which Light Age supplied certain medical laser devices to Laser Industries. On March 21, 1999, the Tel-Aviv Court denied Light Age's motion for a preliminary injunction. The parties then agreed to submit their dispute for arbitration. Accordingly, the parties filed a motion to stay the proceedings, which was granted by the Tel Aviv Court on October 14, 1999. Since that date, there have been no further proceedings in this matter in the Tel Aviv Court.

            On January 25, 1999, the Company, along with three affiliated entities, brought an action seeking declaratory and injunctive relief in the Superior Court of New Jersey, Somerset County; Law Division, against Light Age, Inc., entitled Laser Industries Ltd., ESC Medical Systems Inc., Sharplan Lasers Inc., and ESC Medical Systems Ltd. v. Light Age, Inc. Docket No. SOM-L-14199 (together the "1999 Light Age Matter"). On March 5, 1999, defendant Light Age answered the complaint and counterclaimed against the plaintiffs, seeking unspecified damages under thirteen counts alleging a variety of causes of action such as breach of contract, tortious interference with contract, unjust enrichment, and misappropriation. A hearing on the merits was held in December 2001 and the arbitrators eventually issued a final award in the amount of approximately $9,100 which includes pre-judgment interest and, an award of certain out-of-pocket expenses incurred by Light Age. The Company recorded a charge of $5,200 for the fiscal year ended December 31, 2002 in addition to its previous reserve of $4,600. The request by Light Age for approximately $2,780 in attorneys' fees and disbursements was denied in its entirety. Pursuant to a settlement agreement entered into on August 27, 2002, as subsequently amended, Lumenis agreed to the entry of a final judgment on consent, and the Company made its final payment of principal and interest on February 19, 2003. The law firms representing Light Age have filed suit for nonpayment of approximately $3,200 in legal fees, and Light Age has made certain claims against its counsel alleging malpractice. In connection therewith, the law firms have asserted an attorneys lien against all settlement amounts paid to Light Age. As a result of this dispute, the Company filed an interpleader action with the court on or about January 10, 2003. The parties consented to an interpleader of approximately $1,370 of the settlement amount, and the funds were deposited with the court. In addition, approximately $1,840 of the settlement amount including past judgement interest paid to Light Age has been segregated in an account pursuant to court orders issued on or about September 26, 2002 and February 14, 2003. As of March 10, 2003, the Company has paid or submitted as interpleader a total of approximately $9,320 in settlement of this action.

            On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to Federal Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, and violation of the Texas Deceptive Trade Practices Act and Texas Securities Act. In March 2002, the plaintiffs filed a motion to amend their complaint to dismiss the class action and securities allegations and to add several new plaintiffs and in June 2002, the motion was granted. The plaintiffs subsequently filed a motion to remand the cases to State Court, which was granted. On February 11, 2002, the Company filed a motion to dismiss the cases based on forum non conveniens. The motion is scheduled to be heard on April 7, 2003. The Company denies the allegations and will continue to defend this case vigorously.

The accompanying notes form an integral part of these consolidated financial statements.

            The Company was named in a number of purported class action lawsuits filed in 1998, seeking damages and attorneys fees under the United States securities laws for alleged irregularities in the way in which the Company reported its financial results and disclosed certain facts throughout 1997 and 1998 and for alleged "tipping" of non-public information to Salomon Smith Barney Inc. in September 1998. In December 2001, the Company entered into a settlement agreement with the plaintiffs, which requires the Company to pay $4,500 and to issue up to 500,000 Ordinary Shares. In May 2002, approximately $4,400 million of the cash portion of the settlement was paid by one of the re-insurers of the Company's directors and officers liability insurance policy, and in August 2002 the Company paid the remaining approximately $101 of the cash portion of the settlement. During the second quarter of 2002, the Company issued 150,000 of the 500,000 Ordinary Shares issuable to the plaintiffs and their attorneys. The Company intends to pursue reimbursement of another $5,000 of the settlement consideration from a second re-insurer that is in liquidation. An accrual of $13,000 for this matter has been recorded in the Company's 2001 Consolidated Financial Statements, which amount is based on the fair market value of the maximum number of Ordinary Shares payable by the Company at the time the settlement agreement was entered into. On March 26, 2002, the judge signed an Order and Final Judgment approving the settlement. As of December 31, 2002 the balance of the accrual is $8,800. The Company expects to issue the balance of the Ordinary Shares issuable pursuant to the settlement during 2003.

            On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. ("Trimedyne") in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks, inter alia, an injunction enjoining Trimedyne's infringement, damages, costs and attorneys' fees. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis' material allegations of infringement and asserting counterclaims, inter alia, seeking a declaratory judgment that Trimedyne is not infringing the Lumenis patents and a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130 under a 1994 patent license. Trimedyne also alleges generally that: Lumenis violated certainantitrust, trade libel and trade practices laws; and that certain Lumenis products infringe Trimedyne's patents. Trimedyne seeks, inter alia,an injunction enjoining Lumenis Inc. from the allegedly wrongful acts, unspecified damagesand a trebling of such damages, disgorgement of profits,unspecified punitive damages,a refund of the alleged royalty overpayment, andcosts and attorneys fees. On April 29, 2002, the Company moved to: (i) dismiss the federal and state antitrust counterclaims, the counterclaims for trade libel and the counterclaim for tortious interference with prospective economic relationships on the grounds that Trimedyne has failed to state a claim upon which relief can be granted; (ii) dismiss or stay the claims related to the 1994 patent license as those claims are subject to a compulsory arbitration clause; and
            (iii) strike certain of the affirmative defenses asserted by Trimedyne. On June 3, 2002, Trimedyne served an amended answer and counterclaims re-asserting all of the claims from its original complaint other than the claims relating to the 1994 patent license. On March 3, 2003, the Court dismissed Trimedyne's counterclaim for tortious interference with prospective economic relationships, but denied the Company's motion to dismiss Trimedyne's other counterclaims. The court has ordered discovery to be completed by July 30, 2003, and a trial is scheduled for December 2, 2003. The parties have submitted this dispute to mediation and settlement discussions are continuing. The Company believes that Trimedyne's counterclaims are baseless. If a settlement is not achieved, the Company will continue to vigorously defend against them, and will continue to vigorously prosecute its claims against Trimedyne.

The accompanying notes form an integral part of these consolidated financial statements.

            On August 19, 2002, Cool Laser Optics, Inc. ("Cool Laser") commenced an arbitration proceeding before the American Arbitration Association by filing a demand for arbitration claiming that Lumenis Inc. violated an August 1996 patent license agreement (that was entered into by Cool Laser and Coherent Inc. and assigned to Lumenis Inc.) by not paying royalties thereunder respecting sales of Lumenis Inc.'s LightSheer systems and that as a result the license agreement has been or is terminated and Lumenis Inc.'s sales of the LightSheer systems constitute infringement of certain of Cool Laser's U.S. patents. The demand for arbitration seeks an unspecified amount in damages and an injunction against further sales of the LightSheer system. On October 3, 2002, Lumenis Inc. filed and served an answering statement denying the material allegations of the demand for arbitration, denying that the LightSheer system infringes the referenced patents, denying that Lumenis Inc. owes any royalties under the license agreement and denying that Cool Laser has any right to terminate the license agreement. Lumenis Inc.'s answering statement also asserts that the Cool Laser patents are invalid and unenforceable and that Cool Laser is estopped from asserting them and further asserts that the arbitrators do not have jurisdiction to hear a claim for patent infringement. Lumenis Inc.'s answering statement seeks, inter alia, the dismissal of all of Cool Laser's claims with prejudice. The members of the arbitration panel have not been appointed. The Company believes that Cool Laser's claims are without merit, and the Company intends to vigorously defend against them.

            In addition to the foregoing, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material adverse effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

            The Company incurred litigation settlements and related expenses of $8,909 in 2002. As of December 31, 2002 the Company has an accrual of $14,600 (including the provision of $8,800 due to the settled 1998 class-action lawsuits, a provision of $1,300 for the Light Age matter and $4,500 due to other litigation matters) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

The accompanying notes form an integral part of these consolidated financial statements.

        D.  COLLATERAL, LIENS AND GUARANTEES

            1. As part of the Financing (see Note 12) the Group has granted a security interest to the Bank in substantially all of the assets of the Company, Lumenis Holdings Inc. and certain of their material subsidiaries.

            2. During 2001, the Board of Directors and the Audit Committee approved the grant to Mr. Sagi Genger, the Company's Chief Operating Officer, of a guarantee in the amount of $2,000 in connection with his relocation. The guarantee is secured by 149,500 of the Company's shares held by the officer, which were valued at $4,364 as of June 1, 2001. The guarantee shall terminate on the earlier to occur of (i) June 1, 2003 or (ii) the termination of the officer's employment with the Company. In the event of termination by the Company of Mr. Sagi Genger's employment or in the event of a change in control of the Company, the Company may recover any payments made under the guarantee only to the extent of the shares pledged. The Company bears all the expenses related to obtaining and maintaining the guarantee in the amount of $30 and $2, for the years ending December 31, 2002 and 2001, respectively. As of December 31, 2002 the outstanding guarantee balance amounted to $2,000, and the fair value of the secured shares was $299. The fair value of the secured shares as of March 21, 2003 was $229. The Company and Mr. Sagi Genger had intended to extend the guarantee, however, the Sarbanes-Oxley Act of 2002 prohibits any extension or modification of a loan to an executive officer, accordingly the guarantee cannot be extended beyond June 1, 2003. Mr. Sagi Genger has informed the Company that he intends to refinance the underlying loan by June 1, 2003. The Company cannot predict whether Mr. Sagi Genger will be able to refinance the loan. In the event Mr. Sagi Genger is unable to refinance the obligation, the Company will be subject to an exercise of the guarantee and the Company would exercise its rights against Mr. Sagi Genger. As a result the Company could incur a loss up to the full amount of the guarantee less the then fair value of the securities and any other recovery from Mr. Sagi Genger.

NOTE 14 - SHARE CAPITAL

            A.  SHARES SUBJECT TO OPTIONS

                Until 1997, the Company issued ordinary shares to an independent trustee, which restricted the use of these shares to the granting of options to founding shareholders, employees and consultants to acquire such shares. No shares can be returned to the Company and such shares have voting and dividend rights. Shares issued to the trustee are deemed outstanding, using the treasury stock method, for purposes of earnings per share computations. As of December 31, 2002, the trustee held 293,610 shares.

            B.  STOCK OPTIONS

                In the year ended December 31, 2001, the Board of Directors approved the acceleration of vesting of stock options granted to certain employees and members of the Board of Directors. As a result, and in accordance with FASB Interpretation No.44, compensation expense with regard to such acceleration, in the total amount of $17,112, is included in the statement of operations.

The accompanying notes form an integral part of these consolidated financial statements.

                During 2001, the Board of Directors approved the grant of fully vested stock options, to purchase 1,200,000 shares, to several of the Company's senior employees, members of the Board and a related party, at an exercise price of $10.90 per share (equal to the exercise price of options granted to many of the Company's other employees prior to the acquisition of CMG). As a result, and in accordance with APB 25, compensation expense in the total amount of $8,963 is included in the statement of operations.

                In May 2001 the Company granted 968,000 Time Accelerated Restricted Stock Award options ("TARSAP's") to employees and a related party with an exercise price of $24.90. The TARSAP's include an acceleration feature, based on the Company's performance in the years 2003 and 2004. No compensation expense was recorded, since the market price was equal to the exercise price at the date of grant.

Transactions during the three year period ended December 31, 2002, are summarized as follows:

                                                               WEIGHTED AVERAGE
                                                                EXERCISE PRICE
                                             NO. OF SHARES           U.S.$
                                             -------------     ----------------

    Outstanding January 1, 2000                 5,099,144
        Granted                                 2,468,500             9.10
        Exercised                                (813,346)            5.09
        Forfeitures                              (219,848)           12.95
                                              -----------
    Outstanding December 31, 2000               6,534,450
        Granted                                 8,171,232            17.10
        Exercised                              (3,268,645)            7.34
        Forfeitures                              (842,956)           11.16
                                              -----------
    Outstanding December 31, 2001              10,594,081
        Granted                                 2,570,235             6.34
        Exercised                                (122,739)            6.48
        Forfeitures                            (1,752,132)           15.50
                                              -----------
    Outstanding December 31, 2002              11,289,445
                                              ===========

    The weighted average fair value of options granted in 2002, 2001 and 2000 were $4.54, $7.45 and $4.76 respectively.

    The weighted average exercise price of options outstanding as of December 31, 2002, 2001 and 2000 were $12.56, $14.45 and $6.37 respectively.

    The number of options exercisable as of December 31, 2002, 2001 and 2000 was 4,986,568, 3,404,184 and 3,306,280, with a weighted average exercise price of $11.42, $8.71 and $6.66, respectively.

    The following table summarizes information about options outstanding at December 31, 2002:


                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ----------------------------------------------------    ---------------------------------
                                                  WEIGHTED
                                 NUMBER            AVERAGE                               NUMBER
             RANGE OF        OUTSTANDING AT       REMAINING          WEIGHTED        EXERCISABLE AT       WEIGHTED
         EXERCISE PRICES      DECEMBER 31,    CONTRACTUAL LIFE   AVERAGE EXERCISE     DECEMBER 31,    AVERAGE EXERCISE
            (DOLLARS)             2002             (YEARS)        PRICE (DOLLARS)         2002         PRICE (DOLLARS)
         ---------------     --------------   ----------------   ----------------    --------------   ----------------
               0.02-2.90             1,197           3.91               0.27                  1,197          0.27
               3.31-4.03         1,540,950           5.45               3.93                     --            --
               4.05-5.99         1,257,216           6.75               5.08              1,074,316          5.08
                6.0-7.37            29,075           8.23               6.95                     --            --
                7.86-9.1         1,757,669           7.46               8.46              1,212,214          8.50
               9.5-10.93         3,016,481           8.13              10.86              1,546,032         10.88
             12.38-14.81            90,775           7.03              12.82                 60,975         12.68
             15.00-17.00           726,533           8.46              16.05                334,731         16.13
             17.11-18.22            38,675           8.99              17.83                  5,074         17.75
               18.3-27.8         2,808,357           8.43              23.95                729,512         23.83
                  30.500            22,517           8.69              30.50                 22,517         30.50
                                ----------                                                ---------
                                11,289,445                                                4,986,568
                                ==========                                                =========

The accompanying notes form an integral part of these consolidated financial statements.

            The Board of Directors determines the option's exercise price and, if granted below fair market value, compensation expense is recorded over the vesting period of the option in accordance with APB 25. Under APB 25, the compensation cost charged to operations for the years ended December 31, 2002, 2001 and 2000 amounted to $0, $120 and $117, respectively, excluding above-mentioned expenses with respect to the acceleration of options and the grant of fully vested options.

            During the year ended December 31, 2001 the Company recorded compensation expenses in the amount of $305 due to options granted to consultants, such expenses were measured in accordance with SFAS No. 123 and are included in the selling, marketing and administrative expenses.

            Pursuant to the agreement for the acquisition of AOC entered into in December 1997, options to purchase 84,435 ordinary shares at a price of $47.25 per share were issued. These options expired in December 2002.

            In connection with the Loan, on April 30, 2001 (See Note 12), the Company and the Bank also entered into a five-year option agreement granting the Bank or any of its subsidiaries the right to purchase from the Company up to 2,500,000 ordinary shares of the Company at a purchase price of $20.25 per share, subject to certain adjustments, of which 1,363,700 options have been exercised until December 31, 2002. The fair value of the options granted was $9,704, which is amortized based on the interest rate method over the term of the Loan. Amortization expenses amounted to $2,480 and $1,500 during the years ended December 31, 2002 and 2001, respectively, and are included in financial expenses.

The accompanying notes form an integral part of these consolidated financial statements.

        B.  STOCK OPTIONS

            As part of the new financing arrangement, with the Bank dated February 6, 2003 (see Note 12) the Company agreed to re-price the outstanding 1,136,300 options owned by the Bank to the then current market price and to grant an additional 275,000 options at the then current market price. As a result the Company will incur during 2003 a charge to earnings of approximately $1,000 as the cost of the options.

            On March 26, 2003 the Company's Board of Directors approved a voluntary stock option exchange program. Under the program, eligible participants will be all current employees of the Group as well as members of the Company's Medical Advisory Board holding outstanding options to purchase ordinary Shares of the Company granted under various share option plans, which have an exercise price per share of $6.00 or more ("Eligible Options"). Members of the Board of Directors are not entitled to participate in this program. Eligible Options will be cancelled in exchange for new options ("New Options") that will be granted at an exercise price equal to the closing price of the Company's ordinary shares as reported on the NASDAQ National Market ("NASDAQ") on the date of grant of the New Options. New Options will be granted at a ratio of one New Option for each three Eligible Options with an exercise price of $6.00 -$14.99, and one New Option for each four Eligible Options with an exercise price of $15 or more. The New Options will vest in four equal installments every six months over a 24-month period from the date of grant. If all 4,140,527 Eligible Options are exchanged, then options outstanding will be reduced by 2,940,644 shares (see also Notes 3N and 3R).

        C.  TREASURY STOCK

            During 1998 and 1999, the Company's Board of Directors authorized the purchase of up to 3,000,000 ordinary shares, to facilitate the exercise of employee stock options under the various plans. Accordingly, during 1999 the Company repurchased 1,590,000 shares at an average purchase price of $6.70 per share, for an aggregate consideration of approximately $10,660. During 2001 and 2000, the Company issued 1,856,786 and 772,759 shares, respectively, to employees who have exercised their options. Purchases of ordinary shares are accounted for as treasury stock, and result in a reduction of shareholders' equity. When treasury shares are reissued, the Company charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. If the repurchase cost is lower than the issuance price, the Company charges the difference to additional paid in capital. As of December 31, 2002, 14,898 shares were held as treasury shares in trust.

The accompanying notes form an integral part of these consolidated financial statements.

        D.  OPTIONS TO RELATED PARTY

            In April 2000, the audit committee of the Board of Directors approved the employment with the Company of a related party, Mr. Arie Genger. Consideration for his services includes an annual salary of $10 and options to purchase 1,000,000 ordinary shares of the Company at a price of $8.50, which was the market value of the shares at that date, vesting in four equal annual installments. The first installment vested upon approval of the grant. The vesting of such options was accelerated in 2001 (see Note 14A). The employment agreement was terminated upon Mr. Genger's election to the Board of Directors in July 2001.

        E.  DIVIDENDS

            In the event that cash dividends are declared in the future, such dividends will be paid in NIS. The Company does not intend to pay cash dividends in the foreseeable future (see Notes 12 and 19).

NOTE 15 - RELATED PARTY TRANSACTIONS

        A. The Group and Coherent were involved in the following transactions during the year ended December 31, 2002 and the eight month period ended December 31, 2001, as follows: Purchases of raw material in the amount of approximately $26,690 and $10,807 (included in cost of revenues), respectively, purchases of fixed assets in the amount of $102 in 2001, rent expenses at one of the Company's facilities in the amount of $ 3,251 and $2,145, respectively and other operating expenses and interest expenses in the amount of $ 673 and $3,656, respectively.

        B. The Group has retained the services of one of the Company's directors as an outside consultant. The service agreement started on October 1, 2000 and was terminated in October 2002. The Group has recorded $183, $283 and $320 for the years ended December 31, 2002, 2001 and 2000, respectively in respect of those services.

        C. Beginning in 2001, the U.S. subsidiary sub-leases one of its offices and receives related office services from a company controlled by Mr. Arie Genger, the Vice Chairman of the Board of Directors and the current Chief Executive Officer of the Company. For the years ended December 31, 2002 and 2001 the Group recorded expenses of approximately $661 and $320, respectively, for this facility. The Sublease agreement and the office services agreement were extended on November 1, 2002 until September 29, 2004, subject to Board of Directors approval.

        D.  During 2001 the Group signed an investment agreement with Aculight
            (UK) Ltd. ("Aculight"). The Group has significant influence over the operations of Aculight and, accordingly, such investment is accounted for under the equity method. Following the investment agreement, Aculight acquired from the Group products, formerly leased by it, in the amount of $4,764, to be paid over a three-year period. The Group's unrealized gain as of December 31, 2001 with respect to such sale, in the amount of $1,589 was recorded as deferred income. The deferred income balance as of December 31, 2002 amounted to $1,203. In 2002 the Company recorded an equity loss representing 100% of Aculight's losses in excess of its paid-in capital due to the fact that the Company, by the long-term payment arrangement granted to Aculight, is the only shareholder of Aculight which provides financing for Aculight's activities. In addition, during the fourth quarter of 2002, the Group and Aculight agreed to change the terms of Aculight's remaining receivable; accordingly Aculight will pay the remaining balance of $6,371 (relating to the aforementioned products and additional service contracts sold by the Company) in 56 equal monthly installments of $114.

The accompanying notes form an integral part of these consolidated financial statements.

      D.    OPTIONS TO RELATED PARTY

            In April 2000, the audit committee of the Board of Directors approved the employment with the Company of a related party, Mr. Arie Genger. Consideration for his services includes an annual salary of $10 and options to purchase 1,000,000 ordinary shares of the Company at a price of $8.50, which was the market value of the shares at that date, vesting in four equal annual installments. The first installment vested upon approval of the grant. The vesting of such options was accelerated in 2001 (see Note 14A). The employment agreement was terminated upon Mr. Genger's election to the Board of Directors in July 2001.

      E.    DIVIDENDS

            In the event that cash dividends are declared in the future, such dividends will be paid in NIS. The Company does not intend to pay cash dividends in the foreseeable future (see Notes 12 and 19).

Note 15 - RELATED PARTY TRANSACTIONS

      A. The Group and Coherent were involved in the following transactions during the year ended December 31, 2002 and the eight month period ended December 31, 2001, as follows: Purchases of raw material in the amount of approximately $26,690 and $10,807 (included in cost of revenues), respectively, purchases of fixed assets in the amount of $102 in 2001, rent expenses at one of the Company's facilities in the amount of $ 3,251 and $2,145, respectively and other operating expenses and interest expenses in the amount of $ 673 and $3,656, respectively.

      B. The Group has retained the services of one of the Company's directors as an outside consultant. The service agreement started on October 1, 2000 and was terminated in October 2002. The Group has recorded $183, $283 and $320 for the years ended December 31, 2002, 2001 and 2000, respectively in respect of those services.

      C. Beginning in 2001, the U.S. subsidiary sub-leases one of its offices and receives related office services from a company controlled by Mr. Arie Genger, the Vice Chairman of the Board of Directors and the current Chief Executive Officer of the Company. For the years ended December 31, 2002 and 2001 the Group recorded expenses of approximately $661 and $320, respectively, for this facility. The Sublease agreement and the office services agreement were extended on November 1, 2002 until September 29, 2004, subject to Board of Directors approval.

      D.    During 2001 the Group signed an investment agreement with Aculight
            (UK) Ltd. ("Aculight"). The Group has significant influence over the operations of Aculight and, accordingly, such investment is accounted for under the equity method. Following the investment agreement, Aculight acquired from the Group products, formerly leased by it, in the amount of $4,764, to be paid over a three-year period. The Group's unrealized gain as of December 31, 2001 with respect to such sale, in the amount of $1,589 was recorded as deferred income. The deferred income balance as of December 31, 2002 amounted to $1,203. In 2002 the Company recorded an equity loss representing 100% of Aculight's losses in excess of its paid-in capital due to the fact that the Company, by the long-term

The accompanying notes form an integral part of these consolidated financial statements.

            payment arrangement granted to Aculight, is the only shareholder of Aculight which provides financing for Aculight's activities. In addition, during the fourth quarter of 2002, the Group and Aculight agreed to change the terms of Aculight's remaining receivable; accordingly Aculight will pay the remaining balance of $6,371 (relating to the aforementioned products and additional service contracts sold by the Company) in 56 equal monthly installments of $114.

      E. During 2001 the Company entered into several consulting agreements with an IT consulting company owned by one of the Company's directors. As a result the Company recorded during 2002 and 2001 expenses in the amount of approximately $81 and $150, respectively. The agreement was terminated as of June 2002.

      F.    See note 14 A, B and D for options granted to related parties.

      G. See Note 13C as for certain guarantees that have been provided to a related party.

Note 16 - SEGMENT INFORMATION

      A. COMPOSITION OF REVENUES BY GEOGRAPHIC AREAS BASED ON THE LOCATION OF THE CUSTOMERS

                                       Year ended December 31
                                  ------------------------------
                                    2002       2001       2000
                                  --------   --------   --------
      Net revenues:
      Americas ................   $170,146   $151,614   $ 69,728
      Europe ..................     73,247     71,638     50,181
      Asia ....................    103,020     88,266     39,628
      Israel ..................      2,083      3,683      2,088
                                  --------   --------   --------
                                  $348,496   $315,201   $161,625
                                  ========   ========   ========

                                                December 31
                                            -------------------
                                              2002       2001
                                            --------   --------
      Assets
          North America                     $224,591   $232,446
          Europe                              73,726     80,771
          Asia                                23,129     23,662
          Israel                              48,556     55,716
                                            --------   --------
              Consolidated                  $370,002   $392,535
                                            ========   ========

The accompanying notes form an integral part of these consolidated financial statements.

      C.    REPORTABLE SEGMENTS

            Commencing January 1, 2002, the Company began to evaluate its business on the basis of four separate business units, as follows:
            Aesthetics, Ophthalmic, Surgical, and Other. Those business units were identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's decision makers in deciding how to allocate resources to these segments is net revenues and gross profit. Data for 2001 and 2000 has not been restated due to impracticability.

                                          For the year ended December 31, 2002
                        ------------------------------------------------------------------------
                         Aesthetics     Ophthalmic      Surgical        Other       Consolidated
                        ------------   ------------   ------------   ------------   ------------
        Net Revenues    $    145,407   $     80,313   $     59,524   $     63,252   $    348,496

        Gross Profit    $     93,603   $     35,597   $     29,307   $     10,904   $    169,411

        Un-allocated
        Expenses                                                                        (209,666)

        Income before                                                               ------------
        income taxes                                                                $    (40,255)
                                                                                    ============

        Total Assets    $    112,456   $    108,492   $     70,455   $     78,599   $    370,002
                        ============   ============   ============   ============   ============


            The following table sets forth segment information for each of the two years in the period ended December 31, 2001:

                                                   For the year ended
                                                       December 31
                                                 ----------------------
                                                    2001         2000
                                                 ---------    ---------
      Net revenues
          Surgical, aesthetics and ophthalmic    $ 294,099    $ 139,305
          Dental .............................       9,708        8,490
          Industrial .........................      11,394       13,830
                                                 ---------    ---------
                Consolidated .................   $ 315,201    $ 161,625
                                                 =========    =========
      Operating income (loss)
          Surgical, aesthetics and ophthalmic    $(126,891)   $  25,071
          Dental .............................      (5,711)      (2,553)
          Industrial .........................         707         (257)
                                                 ---------    ---------
             Consolidated ....................    (131,895)      22,261
          Other income .......................          --          599
          Financing expenses, net ............     (11,897)      (4,470)
                                                 ---------    ---------
             Income (loss) before income taxes   $(143,792)   $  18,390
                                                 =========    =========

                                                         December 31
                                                            2001
                                                         -----------
             Assets
                 Surgical, aesthetics and ophthalmic      $372,912
                 Dental                                      8,777
                 Industrial                                 10,846
                                                          --------
                     Consolidated                         $392,535
                                                          ========

The accompanying notes form an integral part of these consolidated financial statements.

      D.    ALLOCATION OF GOODWILL BETWEEN REPORTABLE SEGMENTS:

                                            December 31
                                       ---------------------
                                          2002        2001
                                       ---------   ---------
                    Aesthetics         $  28,216   $  26,408

                    Ophthalmic            23,579      23,100

                    Surgical               9,464       9,464

                    Other                 26,780      26,780
                                       ---------   ---------
                        Consolidated   $  88,039   $  85,752
                                       =========   =========

The accompanying notes form an integral part of these consolidated financial statements.

Note 18 - FINANCING EXPENSES, NET

                                                         Year ended December 31
                                                      ------------------------------
                                                        2002       2001       2000
                                                      --------   --------   --------
      Interest income                                 $    555   $  1,040   $  4,013
                                                      --------   --------   --------
      Less - Financing expenses
          Interest and amortization in respect of
            convertible notes                            2,472      6,036      6,261
          Other interest                                 9,520      4,769        520
          Amortization of options granted in
            connection with financing                    2,480      1,500         --
          Foreign currency translation adjustments,
            Net                                            467        632      1,702
                                                      --------   --------   --------
      Interest expense and other                        14,939     12,937      8,483
                                                      --------   --------   --------
      Total Financing Expenses, net                   $ 14,384   $ 11,897   $  4,470
                                                      ========   ========   ========

Note 19    -  INCOME TAXES

            Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

            The Company and its Israeli subsidiaries are assessed under the provisions of the Income Tax Law (Inflationary Adjustments), 1985, pursuant to which the results for tax purposes are measured in Israeli currency in real terms in accordance with changes in the Israeli Consumer Price Index ("CPI"). As explained in Note 3, the financial statements are measured in U.S. dollars. The differences between the annual change in the CPI and in the NIS/US dollar exchange rate causes further differences between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided income taxes on the differences between results using the functional currency and the tax basis of assets and liabilities. In accordance with an amendment to the Inflationary Adjustments Law, the Minister of Finance may, with the approval of the Knesset Finance Committee, determine by order, during a certain fiscal year (or until February 28 of the following year) in which the rate of increase of the price index would not exceed or shall not have exceeded, as applicable, 3%, that all or some of the provisions of this Law shall not apply to such fiscal year, or, that the rate of increase of the price index relating to such fiscal year shall be deemed to be 0%, and to make the adjustments required to be made as a result of such determination.

The accompanying notes form an integral part of these consolidated financial statements.

            "Israeli Tax Law amendment"

            The (Israel) Law for Amendment of the Income Tax Ordinance (the "New Law") was enacted on July 24, 2002. The New Law may have a significant impact on international investments of Israeli companies. The New Law may also affect the local taxation of individuals and companies such as the Company. The Company is assessing the potential impact of the New Law on the Company together with its tax advisors which would affect the Company's results of operations in periods beginning after December 31, 2002. Additional regulations under the New Law were enacted and the Company will reflect the New Law and new regulations effect on its books in the relevant periods.

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

            As of December 31, 2002, the aggregate amount of undistributed tax-exempt earnings for which deferred taxes had not been provided was approximately $245,000. Distributing such tax-exempt earnings will subject the Company to tax rates ranging between 10% and 25% (according to the portion of non-Israeli investors in the Company's equity, as defined by the Law, measured on an annual basis).

            Income derived by the Company or its Israeli subsidiaries from sources other than the "approved enterprises" is taxable at a regular Israeli corporate tax rate of 36%. Income earned by non-Israeli subsidiaries, is subject to different corporate tax rates of up to 45%.

The accompanying notes form an integral part of these consolidated financial statements.

      Composition of income tax expenses (benefit):

                                                 Year ended December 31
                                           ----------------------------------
                                              2002         2001        2000
                                           ---------    ---------    --------
      Income (loss) before income taxes:

      Israel                               $  26,335    $  (9,887)   $ 42,021
      Non-Israeli                            (66,590)    (133,905)    (23,631)
                                           ---------    ---------    --------
                                           $ (40,255)   $(143,792)   $ 18,390
                                           =========    =========    ========
      Taxes on income (benefit):
      Current:
          Israel                           $     778    $    (499)   $     --
          Non-Israeli                          1,472          (21)        280
                                           ---------    ---------    --------
                                           $   2,250    $    (520)   $    280
                                           =========    =========    ========
      Deferred:
          Israel                           $      --    $      --    $     --
          Non-Israeli                             --           --          --
                                           ---------    ---------    --------
                                           $      --    $      --    $     --
                                           =========    =========    ========
      Total                                $   2,250    $    (520)   $    280
                                           =========    =========    ========

      As most of the income in Israel is exempt from income taxes, the Israeli statutory tax rate for the purposes of the reconciliation of the reported tax expense is approximately zero.

      Net operating loss carryforward

      The current tax provisions are recorded net of the benefit of utilizing net operating loss carryforwards and tax credit carryforwards of subsidiaries. As of December 31, 2002 the net operating loss carryforward balances of approximately $108,000 of losses relates to the U.S. and approximately $7,000 in Israel and approximately $19,000 in various companies in Europe. For tax purposes, the goodwill and other intangibles of approximately $117,000 allocated to the CMG and HGM acquisitions in the U.S. will be amortized over periods of up to 15 years from the acquisitions date, respectively.

      Tax loss carryforwards in Israel have no expiration date while the subsidiaries' portion of the tax loss carryforward, expires in periods between five years and indefinite periods.

The accompanying notes form an integral part of these consolidated financial statements.

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

The accompanying notes form an integral part of these consolidated financial statements.

Note 20 - EARNINGS PER SHARE

                              Year ended December 31, 2002       Year ended December 31, 2001      Year ended December 31, 2000
                             -------------------------------    -------------------------------    ------------------------------
                                                      Per                               Per                               Per
                                                     Share                              Share                             Share
                               Loss       Shares     Amount       Loss       Shares     Amount      Income     Shares     Amount
                             --------    --------   --------    --------    --------   --------    --------   --------   --------
Net income (loss)             (44,116)                          (145,868)         --         --      17,282         --         --
                              =======                           ========                             ======

Basic earnings per share
Income (loss) before
   extraordinary items        (44,208)     37,184      (1.19)   (145,868)     32,302      (4.52)     16,990     25,354       0.67
Extraordinary gain                 92      37,184                     --      32,302         --         292     25,354       0.01
                             --------               --------    --------               --------    --------              --------
Income (loss) available to
   ordinary shareholders      (44,116)     37,184      (1.19)   (145,868)     32,302      (4.52)     17,282     25,354       0.68
                             ========               ========    ========               ========    ========              ========
Effect of diluting
   securities
     Options                                   --                                 --                             2,863
     Warrants                                  --                                 --                                --
                                         --------                           --------                          --------
Diluted earnings per
   share
Income (loss) before
   extraordinary items        (44,208)     37,184      (1.19)   (145,868)     32,302      (4.52)     16,990     28,217       0.60
Extraordinary gain                 92      37,184                     --      32,302         --         292     28,217       0.01
                             ========               ========    ========               ========    ========              ========
Income (loss) available
   to ordinary
   shareholders               (44,116)     37,184      (1.19)   (145,868)     32,302      (4.52)     17,282     28,217       0.61
                             ========               ========    ========               ========    ========              ========

The diluted EPS calculation does not take into account subordinated notes convertible into weighted average shares of, 893,630, 1,744,941, and 1,971,794 ordinary shares, in 2002, 2001 and 2000 respectively, because their effect is anti-dilutive. The weighted average number of shares related to options excluded from the calculation of diluted net earnings per share, since they would have an anti-dilutive effect was 447,926 and 4,227,626 for the years ended December 31, 2002 and 2001, respectively.

Note 21 - FINANCIAL INSTRUMENTS

      A.    CONCENTRATIONS OF CREDIT RISK

            Financial instruments, which potentially subject the Group to a concentration of credit risk, consist principally of cash and cash equivalents, short-term and long-term investments, trade receivables and long-term trade receivables. Short-term cash investments are placed with high credit-quality financial institutions. Other investments are in securities of various banks, in U.S. Government securities and in commercial paper of industrial companies with high credit ratings. The Group performs ongoing credit evaluations of its customers and generally retains a security interest in the products sold. The Group maintains allowances for estimated credit losses. The Company from time to time enters into transactions in which the Company discounts trade receivables on a recourse basis with banks, the proceeds from such transactions are presented as current liabilities.

The accompanying notes form an integral part of these consolidated financial statements.

      B.    CURRENCY RATE HEDGING

            The Company is exposed to market risks related to changes in currency exchange rates. To manage the volatility relating to this exposure, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into various derivative transactions pursuant to the Company's policy for hedging. Designation is performed on a specific exposure basis in accordance with hedge accounting. The changes in the fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

            The Company sells its products in a number of countries and manufactures its products principally in Israel and the U.S. and as a result is exposed to movements in foreign currency exchange rates.

            The Company's major foreign currency exposures involve the markets in Europe and Asia. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency denominated revenues and expenses and other assets and liabilities created in the normal course of business. The Company primarily utilizes forward exchange contracts and purchased options with maturities of less than 18 months. The derivatives hedging these exposures are also designated as cash flow hedging instruments for anticipated cash flows not to exceed 12 months. Purchased foreign currency options or forward exchange contracts are intended mainly to offset the effect of exchange rate fluctuations on projected sales, and receivables. The fair value of the outstanding instruments at December 31, 2002 and 2001 of $369 and $874, respectively was recorded as current liabilities. These amounts are recognized as earnings as the underlying transactions are recognized.

      C.    FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts of cash and cash equivalents, investments, trade receivables, subordinated notes, accounts payable and accrued expenses approximate their fair value due to their short-term nature. The market value of the convertible notes as of December 31, 2001 was approximately 101% of the book value. The book value of the Bank loan approximates its fair value, as it bears interest, which doesn't differ significantly from interest rates for similar loans.

      D.    DERIVATIVES AND OFF-BALANCE SHEET INSTRUMENTS

            Commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company's reserve for possible credit and guarantee losses.

The accompanying notes form an integral part of these consolidated financial statements.

Note 22 - UNAUDITED QUARTERLY FINANCIAL DATA

                                                               Quarter ended
                                       ----------------------------------------------------------------
                                         March 31          June 30       September 30      December 31
                                       -------------    -------------    -------------    -------------
                                                                    2002
                                       ----------------------------------------------------------------
Net revenues                           $      86,122    $      92,965    $      90,004    $      79,405
Gross profit                                  45,092           50,744           46,828           26,747
Loss before extraordinary items        $        (735)   $      (2,829)   $        (928)   $     (39,716)
Net Loss                               $        (643)   $      (2,829)   $        (928)   $     (39,716)
                                       =============    =============    =============    =============
Basic and diluted net loss per share
   before extraordinary items          $       (0.02)   $       (0.08)   $       (0.02)   $       (1.07)
                                       =============    =============    =============    =============
Basic and diluted net loss per share   $       (0.02)   $       (0.08)   $       (0.02)   $       (1.07)
                                       =============    =============    =============    =============


                                                                 Quarter ended
                                       ----------------------------------------------------------------
                                         March 31          June 30       September 30      December 31
                                       -------------    -------------    -------------    -------------
                                                                     2001
                                       ----------------------------------------------------------------
Net revenues                           $      43,868    $      80,372    $      90,173    $     100,788
Gross profit                                  28,306           26,263           50,366           54,623
Net income (loss)                      $       4,228    $    (146,377)   $         133    $      (3,852)
                                       =============    =============    =============    =============
Basic net earnings (loss) per share    $        0.16    $       (4.70)   $          --    $       (0.11)
                                       =============    =============    =============    =============
Diluted net earnings (loss) per share  $        0.14    $       (4.70)   $          --    $       (0.11)
                                       =============    =============    =============    =============

The accompanying notes form an integral part of these consolidated financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LUMENIS LTD.

                                By:  /s/ Arie Genger
                                     --------------------------
                                     Arie Genger
                                     Vice Chairman of the Board of Directors and
                                     Chief Executive Officer

Dated: March 28, 2003

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arie Genger, Sagi Genger and Kevin R. Morano, and each of them, his true and lawful attorney- in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                    TITLE                                    DATE
--------                                    --------                                --------

/s/ Jacob A. Frenkel                Chairman of the Board of Directors             March 28, 2003
---------------------
Prof. Jacob A. Frenkel

/s/ Arie Genger                     Vice Chairman of the Board of Directors        March 28, 2003
----------------------              and Chief Executive Officer
Arie Genger                         (Principal Executive Officer)

                                    Director                                       March __, 2003
---------------------
Aharon Dovrat

/s/ Philip Friedman                 Director                                       March 28, 2003
---------------------
Philip Friedman

/s/ Thomas G. Hardy                 Director                                       March 28, 2003
---------------------
Mr. Thomas G. Hardy


/s/ Darrell S. Rigel                Director                                       March 28, 2003
---------------------
Dr. Darrell S. Rigel

/s/ S.A. Spencer                    Director                                       March 28, 2003
---------------------
Mr. S.A. Spencer

/s/ Mark H. Tabak                   Director                                       March 28, 2003
---------------------
Mr. Mark H. Tabak

/s/ Zehev Tadmor                    Director                                       March 28, 2003
---------------------
Prof.  Zehev Tadmor

/s/ Kevin R. Morano                 Chief Financial Officer                        March 28, 2003
---------------------
Mr. Kevin R. Morano                 (Principal Financial and Accounting Officer)


                                 CERTIFICATIONS

I, Arie Genger, certify that:

1.   I have reviewed this annual report on Form 10-K of Lumenis Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             /s/ Arie Genger
                                             ----------------------------------
                                             By:      Arie Genger
                                                      Chief Executive Officer

Date: March 28, 2003

I, Kevin Morano, certify that:

1.   I have reviewed this annual report on Form 10-K of Lumenis Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ Kevin Morano
                                               ---------------------------------
                                               By:       Kevin Morano
                                                        Chief Financial Officer

Date: March 28, 2003

                                INDEX TO EXHIBITS

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

3.2         Articles of Association, as amended *H

4.1 Bonus Rights Agreement, dated as of April 11, 2002, between the Registrant and American Stock Transfer & Trust Company , as Rights Agent *I

10.1        1999 Share Option Plan *H *M

10.2        2000 Share Option Plan *H *M

10.3        Israel 2003 Share Option Plan *M *O

10.4 Loan Agreement, dated as of April 30, 2001, between Lumenis Holdings Inc. and Bank Hapoalim B.M., an Israeli banking corporation acting through its New York branch. *B

10.5        Letter of Intent, dated as of April 30, 2001, from Bank Hapoalim
            B.M. *B

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

10.11 Employment Agreement, dated as of July 11, 2001, between Lumenis and Alon Maor *G, *M

10.12 Letter of Change in Prof. Jacob A. Frenkel Stock Option Plan, dated September 7, 2000 *F, *M

10.13 Sublease Agreement, dated as of June 30, 2001, between Lumenis and Trans-Resources, Inc. *H

10.14 Office Services Agreement, dated as of July 1, 2001 between Lumenis and Trans-Resources, Inc. *H

10.15 Letter Agreement, date as of November 1, 2002, between Lumenis Ltd. and Trans-Resources, Inc., extending the term of the Sublease Agreement and the Office Services Agreement. *O

10.16       Form of Executive Variable Compensation Plan letter *H, *M

10.17 Option grant letter, dated February 22, 2001, from Lumenis to Arie Genger. *H, *M

10.18 Loan Agreement, dated as of March 26, 2002, between Bank Hapoalim B.M. and Lumenis *H

10.19 Letter Agreement, dated March 26, 2002, between Bank Hapoalim B.M. and Lumenis as to Short Term Credit Line *H

10.20 Employment Agreement, dated as of January 21, 2003, between the Company and Kevin Morano *M *O

10.21 Distribution Agreement, effective as of December 31, 2001, between Lumenis Inc. and Eclipse Medical, Ltd. *J

10.22 Consulting Agreement, dated April 12, 2002, between the Company and Thomas G. Hardy *K *M

10.23 Employment Agreement dated as of January 21, 2003 between the Company and Sagi Genger *M *O

10.24 Pledge Agreement dated as of June 1, 2002 between the Company and Sagi Genger *L *M

10.25 Letter Agreement dated October 22, 2002 between the Company and Coherent, Inc., relating to the Promissory Note, dated as of April 30, 2001. *L

10.26 Second Amendment to Sublease, dated as of October 21, 2002, between the Company and Coherent, Inc. *L

10.27 Termination of Consulting Agreement, dated November 8, 2002, from Thomas G. Hardy to the Company *L

10.28 Letter Agreement, dated November 19, 2002 between the Company and Bank Hapoalim B.M. *L

10.29 Amendment Letter Agreement, dated February 6, 2003, between Bank Hapoalim B.M., Lumenis Ltd. and Lumenis Holdings Inc. *N

10.30 Amended and Restated Option Agreement, dated as of February 6, 2003, between Lumenis Ltd. and Bank Hapoalim B.M. *N

10.31 Option Agreement, dated as of February 6, 2003, between Lumenis Ltd. and Bank Hapoalim B.M. *N

21          List of Subsidiaries *O

23.1        Consent of Brightman Almagor & Co. *0

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

*H Incorporated by reference to said document filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File #0-13012, filed on April 1, 2002.

*I. Incorporated by reference to said document filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on April 17, 2002.

*J. Incorporated by reference to said document filed as an Exhibit to Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2002, File #0-13012, filed on May 15, 2002.

*K. Incorporated by reference to said document filed as an Exhibit to Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2002, File #0-13012, filed on August 15, 2002.

*L. Incorporated by reference to said document filed as an Exhibit to Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2002, File #0-13012, filed on November 19, 2002.

*M   Management contract or compensatory plan or arrangement

*N. Incorporated by reference to said document filed as an Exhibit to Current Report on Form 8-K, File #0-13012, filed on February 12, 2003.

*O   Filed herewith.