Form 10-Q
period 2003-03-31
LUMENIS LTD
filed 2003-05-15
CIK 1004945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

The number of shares outstanding of the registrant's common stock as of May 13, 2003 was 36,942,439 Ordinary Shares, NIS 0.10 par value per share.

                                  LUMENIS LTD.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION.............................................    3

    ITEM 1. Financial Statements...........................................    3

      1)    Independent Accountant's Review Report.........................    3

      2)    Consolidated Balance Sheets....................................    4

      3)    Interim Consolidated Statements of Operations..................    5

      4)    Interim Consolidated Statements of Cash Flows..................    6

      5)    Notes to Unaudited Interim Consolidated Financial
            Statements.....................................................    7

    ITEM 2. Management's  Discussion and Analysis of Financial Condition
            and Results of Operations......................................   18

    ITEM 3. Quantitative and Qualitative Disclosure about Market Risk......   27

    ITEM 4. Controls and Procedures .......................................   27

PART II. OTHER INFORMATION.................................................   28

    ITEM 1. Legal Proceedings..............................................   28

    ITEM 2. Changes in Securities and Use of Proceeds......................   30

    ITEM 6. Exhibits and Reports on Form 8-K...............................   32



                                   # # # # # #

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightman Almagor
1 Azrieli Center
Tel Aviv 67021
P.O.B. 16593, Tel Aviv 61164
Israel

Tel: +972 (3) 6085555
Fax: +972 (3) 6094022
info@deloitte.co.il
www.deloitte.co.il                                             [Deloitte
                                                               & Touche LOGO]

                                                               Brightman Almagor

                     Independent Accountant's Review Report


The Board of Directors
Lumenis Ltd.
Yokneam


We have reviewed the accompanying consolidated balance sheet of Lumenis Ltd. (the "Company") and its subsidiaries as of March 31, 2003, and the related consolidated statement of operations and statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu


Tel Aviv
April 28, 2003
(May 12, 2003 as for Note 1C)





------------------
Deloitte                    Tel aviv      Jerusalem       Haifa      Eilat
Touche
Tohmatsu
------------------

                                  LUMENIS LTD.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                         March 31,  December 31,
                                                           2003        2002
                                                        ---------    ---------
                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $  13,380    $  18,106
  Trade receivables, net                                  101,685      100,646
  Prepaid expenses and other receivables                   13,341       14,265
  Inventories                                              73,377       82,862
                                                        ---------    ---------
                                                          201,783      215,879
                                                        ---------    ---------
FINISHED GOODS USED IN OPERATIONS                           8,159        9,808

LONG-TERM INVESTMENTS
  Investments in non marketable equity securities           5,055        5,642
  Long term trade receivables                               1,846        2,031

FIXED ASSETS, NET                                          18,176       18,582

GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $4,627        88,039       88,039
OTHER PURCHASED INTANGIBLE ASSETS, NET OF ACCUMULATED
AMORTIZATION OF $16,575 and $14,921                        17,692       19,346
OTHER ASSETS, NET                                          10,040       10,675
                                                        ---------    ---------
        Total assets                                    $ 350,790    $ 370,002
                                                        =========    =========
CURRENT LIABILITIES
  Short-term debt                                       $  47,637       38,862
  Current maturities of long term loans                    15,000       15,000
  Trade payables                                           22,967       39,224
  Other accounts payable and accrued expenses              78,345       80,940
  Subordinated  note                                        5,531        9,679
                                                        ---------    ---------
                                                          169,480      183,705
                                                        ---------    ---------
LONG TERM LIABILITIES
  Bank loans, net                                         142,292      142,042
  Deferred income                                             877          616
  Accrued severance pay, net                                1,224        1,228
  Other long-term liabilities                               2,731        2,515
                                                        ---------    ---------
                                                          147,124      146,401
                                                        ---------    ---------
Total liabilities                                         316,604      330,106
                                                        ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
  Ordinary shares of NIS 0.1 par value: Authorized -
    100,000,000 shares; Issued and outstanding
    36,942,439 and 36,941,914 shares, respectively            805          805
  Additional paid-in capital                              327,175      325,947
  Accumulated other comprehensive loss                        (96)         (76)
  Accumulated deficit                                    (293,595)    (286,677)
  Treasury stock, 14,898 shares at cost:                     (103)        (103)
                                                        ---------    ---------
        Total shareholders' equity                         34,186       39,896
                                                        ---------    ---------
  Total liabilities and shareholders' equity            $ 350,790    $ 370,002
                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                        For the three months
                                                           ended March 31,
                                                       -----------------------
                                                         2003           2002
                                                       --------       --------
NET REVENUES                                           $ 80,161       $ 86,122

COST OF REVENUES                                         42,966         41,030
                                                       --------       --------
        Gross profit                                     37,195         45,092
                                                       --------       --------
OPERATING EXPENSES
   Research and development, net                          5,985          7,007
   Selling, marketing and administrative expenses        31,867         33,135
   Amortization of intangible assets                      1,654          1,816
                                                       --------       --------
        Total operating expenses                         39,506         41,958
                                                       --------       --------
        Operating income (loss)                          (2,311)         3,134

FINANCING EXPENSES, NET                                   3,317          3,584
                                                       --------       --------
        Loss before income taxes                         (5,628)          (450)

  TAXES ON INCOME                                         1,281            102
                                                       --------       --------
        Loss after income taxes                          (6,909)          (552)

COMPANY'S SHARE IN LOSSES OF AN AFFILIATE                     9             91
                                                       --------       --------
        Net loss for the period                        $ (6,918)      $   (643)
                                                       ========       ========
LOSS PER SHARE

   Basic and diluted loss per share                    $  (0.19)      $  (0.02)
                                                       ========       ========
WEIGHTED AVERAGE NUMBER
   OF SHARES

    Basic and diluted                                    37,277         36,713
                                                       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                            For the three months
                                                            -------------------
                                                               ended March 31
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
CASH FLOWS - OPERATING ACTIVITIES
  Net loss                                                  $ (6,918)  $   (643)
  Adjustments to reconcile net loss to net cash
   used in operating activities -
    Income and expenses not affecting operating cash flows:
      Depreciation and amortization                            4,309      4,386
      Gain on purchase of Company's convertible notes             --        (92)
      Company's share on losses of an affiliate                    9         91
      Amortization of other long term assets                   1,187        858
      Other                                                       35       (430)
    Changes in operating assets and liabilities:
      Increase in trade receivables                             (522)   (11,829)
      Decrease in prepaid expenses and other receivables       1,892        306
      Decrease in inventories (1)                             10,053      4,862
      Decrease in accounts payable, accrued expenses and
        other long-term liabilities                          (18,230)   (11,606)
                                                            --------   --------
      Net cash used in operating activities                   (8,185)   (14,097)
                                                            --------   --------

CASH FLOWS - INVESTING ACTIVITIES
      Purchase of fixed assets, net                           (1,168)    (3,443)
      Investment in other long-term assets                        --     (1,250)
      Investments, deposits and securities, net                   --        970
      Payment for business acquired from Coherent, Inc            --       (637)
                                                            --------   --------
      Net cash used in  investing activities                  (1,168)    (4,360)
                                                            --------   --------

CASH FLOWS - FINANCING ACTIVITIES
      Purchase of convertible notes                               --    (14,384)
      Proceeds from exercise of options                           --        626
      Repayment of subordinated note                          (4,148)        --
      Increase in short-term bank debt, net                    8,775     24,479
                                                            --------   --------
      Net cash provided by financing activities                4,627     10,721
                                                            --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS                         (4,726)    (7,736)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              18,106     31,400
                                                            --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 13,380   $ 23,664
                                                            ========   ========

CASH PAID DURING THE PERIOD IN RESPECT OF:
  Income taxes                                              $     21   $    347
                                                            ========   ========
  Interest                                                  $  2,872   $  2,578
                                                            ========   ========

(1) Including finished goods used in operations.

The accompanying notes are an integral part of these consolidated financial statements.

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                 (In thousands, except share and per share data)

Note 1 - GENERAL

      A. As described in the Company's Annual Report on Form 10-K, for the year ended December 31, 2002 (the "2002 Form 10-K") the Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders' equity. To finance the Coherent Medical Group ("CMG") acquisition, ongoing working capital needs and the refinancing of the Company's convertible subordinated notes the Company and certain of its subsidiaries entered into various financing arrangements with Bank Hapoalim, B.M. (the "Bank"). The outstanding short-term and long-term financing obtained from the Bank, as of March 31, 2003, amounts to $208,304. On February 6, 2003 the Company and the Bank signed a new financing arrangement, effective as of December 31, 2002, which extends the Company's existing revolving credit agreement to December 31, 2003 and increases the amount available under the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003. In addition, the new arrangement replaced a debt coverage ratio covenant with a minimum EBITDA amount, as defined, which will be computed at the end of each fiscal quarter of 2003. The Company has met the minimum EBITDA amount for the first quarter of 2003 and based on management's current estimates the Company is expected to be in compliance with this covenant for the rest of 2003. Should the Company be unable to comply with the Bank covenants it will have to seek waivers from the Bank, which it has received in the past, or the Bank could accelerate the repayment of the loans. In order to restore the Company to profitability and positive cash flow from operating activities, the Company will need to reduce its inventories, complete its cost reduction program, control operating expenses in order to maintain margins and return to historical levels of revenue in the U.S. Aesthetic market by maintaining its sales force and competing successfully with its current and anticipated new products. The Company's operating plans for 2003, including the above specific objectives, are expected to result in adequate liquidity for the Company to be able to execute its plans. The Company believes that internally generated funds, together with available cash and funds available under the revolving credit agreement will be sufficient to meet the Company's presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and debt payment requirements. However, according to the Company's plans, the Company is expected to need a renewal of the revolving line of credit or other alternative financing by December 31, 2003. The Company believes it will be able to renew the revolving line of credit or secure other financing, however, there is no assurance that the line of credit will be renewed or that the Company would be able to obtain such additional financing on acceptable terms, or at all.

            The Company is party to various legal proceedings, including an investigation by the United States Securities and Exchange Commission ("SEC"), as described in Note 7 "Commitments and Contingent Liabilities".

      B. On April 21, 2003, the Company's subsidiary, Spectron Laser Systems Limited, signed a definitive agreement to sell its principal assets for $6.3 million in cash, subject to adjustment, and the assumption of certain liabilities. This industrial business had net revenue of approximately $11 million in 2002. The Company expects to report a loss on the sale of approximately $5 million of which the portion that relates to certain liabilities will be recorded when such liabilities will be settled and the resulting capital loss will be reported during the three month period ending June 30, 2003. As of March 31, 2003 these net assets did not meet the criteria to be classified as long-lived assets to be disposed of by sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                 (In thousands, except share and per share data)

Note 1 - GENERAL (Cont.)

      C. On March 28, 2003 the Company commenced a voluntary stock option exchange program (the "Offer"). Under the program, eligible participants were all current employees of the Group as well as members of the Company's Medical Advisory Board holding outstanding options to purchase Ordinary Shares of the Company, which have an exercise price per share of $6.00 or more ("Eligible Options"). Members of the Board of Directors were not entitled to participate in this program. Eligible Options were cancelled in exchange for new options ("New Options") based on a ratio of one New Option for each three Eligible Options with an exercise price of $6.00 -$14.99, and one New Option for each four Eligible Options with an exercise price of $15 or more. The New Options will vest in four equal installments every six months over a 24-month period from the date of grant. Pursuant to the Offer, on May 12, 2003 the Company accepted for exchange from 481 tendering eligible participants and cancelled 3,160,141 Eligible Options to purchase Ordinary Shares, representing approximately 76% of the options that were eligible to be tendered in the Offer. In exchange for the cancelled options, on May 12, 2003 the Company granted the tendering Eligible Participants New Options to purchase a total of 912,422 ordinary shares at an exercise price of $1.77, the May 12, 2003 market price.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

      A.    BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements of Lumenis Ltd. (the "Company") and its subsidiaries (collectively "the Group") as of March 31, 2003 and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"). The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

      B.    STOCK-BASED COMPENSATION

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the Group has elected to adopt SFAS No. 123 effective January 1, 2003, for all prospective option grants, modification or settlements. Based on current compensation programs the Group estimates that the adoption of SFAS No. 123 will result in a non-cash charge to earnings of up to approximately $1,000 for the year ending December 31, 2003. Stock-based compensation expenses for the three months period ended March 31, 2003 were immaterial.

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                 (In thousands, except share and per share data)

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      C.    STOCK-BASED COMPENSATION (Cont.)

            For all prior periods, the Group accounted for employee stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and the related FASB interpretations. Pursuant to those accounting pronouncements, the Group recorded compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. The Group accounts for stock-based compensation to consultants in accordance with SFAS No. 123 "Accounting for Stock Based Compensation" and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

            The following table illustrates the effect on net loss and loss per share if the Group had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation for the corresponding periods presented:

                                                Three Months       Three Months
                                                   Ended              Ended
                                                  March 31,          March 31,
                                                    2003               2002
                                                ------------       ------------
            Net loss, as reported               $     (6,918)      $       (643)

            Add: amortization of
            deferred compensation
            related to employee
            stock options included in
            consolidated statements of
            operations                                    --                 --

            Deduct: amortization of
            deferred compensation at
            fair value                                 5,730              5,426
                                                ------------       ------------
            Pro forma net loss                  $    (12,648)      $     (6,069)
                                                ============       ============
            Loss per share
            Basic and diluted- as reported      $      (0.19)      $      (0.02)
            Basic and diluted - pro forma       $      (0.34)      $      (0.17)

            Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2003 and 2002: (1) expected life of 3 years; (2) dividend yield of 0%; (3) expected volatility of 100% in 2003 and 2002; and (4) risk-free interest rate of 1.75% and 1.8%.

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                 (In thousands, except share and per share data)

      D.    PRODUCT WARRANTY


            Accrued warranty costs are recorded at the time of sale based on the Group's experience and management's estimates. Changes in warranty provision during the three months period ended March 31, 2003 were as follows:

            Warranty provision as of December 31, 2002                  $ 9,489
            Payments made under warranty                                 (2,404)
            Increase in product warranty provision for current year       1,525
                                                                        -------
            Warranty provision as of March 31, 2003                     $ 8,610
                                                                        =======

      E.    NEW ACCOUNTING PRONOUNCEMENT

            In April 2002, the FASB issued SFAS No. 145, which rescinds and amends several pronouncements, including SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishments of debt. Due to the adoption of SFAS No. 145 the Company reclassified the $92 extraordinary gain incurred during the three month period ended March 31, 2002 from repurchasing its convertible notes into finance expenses.

            In September 2002, the EITF issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables.", which will be effective for interim periods beginning after June 15, 2003. The scope of EITF 00-21 deals with how a company should recognize revenue when it sells multiple products or services to a customer as part of an overall solution. In general, EITF 00-21 provides the following broad criteria for recognizing revenue in multiple element arrangements: (i) revenue should be recognized separately for separate units of accounting; (ii) revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is complete; and (iii) consideration should be allocated among separate units of measure of accounting in an arrangement based on their relative fair values. The Company is still evaluating the effect of EITF 00-21 on its financial position and results of operations.

            In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and to provide certain disclosures. The recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial statements.

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                 (In thousands, except share and per share data)

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      E.    NEW ACCOUNTING PRONOUNCEMENT (Cont.)

            In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 classifies entities into two groups: (1) those for which voting interests are used to determine consolidation; and (2) those for which other interests (variable interests) are used to determine consolidation. FIN 46 deals with the identification of Variable Interest Entities ("VIE") and the business enterprise which should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 will become effective at the beginning of the first interim reporting period that starts after July 1, 2003. The Company is still evaluating the effect of this pronouncement on its consolidated financial statements mainly with respect to its investment in Aculight.

      F.    RECLASSIFICATION

            Certain prior period balances have been reclassified to conform to current period presentation.


Note 3 - TRADE RECEIVABLES

            The trade receivables as of March 31, 2003 and December 31, 2002 are presented net of allowance for doubtful accounts of $17,512 and $17,689, respectively and provision for returns of $3,656 and $4,550, respectively.

Note 4 - INVENTORIES

            Inventories are composed of the following:

                                          March 31,            December 31,
                                            2003                  2002
                                         ----------            ----------

            Raw materials                $   14,370            $   21,057
            Work in process                  11,129                13,154
            Finished products                47,878                48,651
                                         ----------            ----------
                                         $   73,377            $   82,862
                                         ==========            ==========

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                 (In thousands, except share and per share data)

Note 5 - SEGMENT INFORMATION

      A.    REPORTABLE SEGMENTS

            Commencing January 1, 2002, we began to evaluate our business based on four separate business units, as follows: Aesthetic, Ophthalmic, Surgical, and Other. These business units are identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's senior management in deciding how to allocate resources to these segments is net revenues and gross profit. Due to several organizational changes, commencing January 1, 2003, we again reorganized our business based on three separate business units as follows: Aesthetics, Medical, and Other. Medical includes the surgical and ophthalmic operations; all 2002 data have been restated to reflect such change.

                                              For the three months ended
                                              March 31, 2003 (Unaudited)
                                    --------------------------------------------
                                    Aesthetics   Medical    Other   Consolidated
                                    ----------   -------   -------  ------------
            Net Revenues            $   29,425   $28,604   $22,132   $   80,161

            Gross Profit            $   18,220   $13,491   $ 5,484   $   37,195
            Un-allocated Expenses                                       (39,506)
                                                                     ----------
            Operating loss                                           $   (2,311)
                                                                     ==========

                                              For the three months ended
                                              March 31, 2002 (Unaudited)
                                    --------------------------------------------
                                    Aesthetics   Medical    Other   Consolidated
                                    ----------   -------   -------  ------------
            Net Revenues            $   37,162   $29,057   $19,903   $   86,122

            Gross Profit            $   25,721   $13,688   $ 5,683   $   45,092
            Un-allocated Expenses                                       (41,958)
                                                                     ----------
            Operating income                                         $   (3,134)
                                                                     ==========

      B.    GEOGRAPHIC INFORMATION:

            The following presents net revenues based on the location of the customer:

                                                 For the three
                                                 months ended
                                                   March 31,
                                         ----------------------------
                                            2003               2002
                                         ---------          ---------
                                                 (Unaudited)
            Net Revenues
              Americas                   $  36,134          $  44,587
              Europe                        18,578             17,309
              Asia                          24,939             23,479
              Israel                           510                747
                                         ---------          ---------
              Consolidated               $  80,161          $  86,122
                                         =========          =========

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                  FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                 (In thousands, except share and per share data)

Note 5 - SEGMENT INFORMATION (Cont.)

      B.    GEOGRAPHIC INFORMATION (Cont.):


                                          March 31,          December 31,
                                            2003                2002
                                         ----------          ----------
                                                  (Unaudited)
            Long-Lived Assets
              North America              $  108,062          $  108,934
              Europe                         10,352              11,399
              Asia                              801                 728
              Israel                          4,692               4,906
                                         ----------          ----------
              Consolidated               $  123,907          $  125,967
                                         ==========          ==========


      C.    ALLOCATION OF GOODWILL BETWEEN REPORTABLE SEGMENTS:

                                          March 31,          December 31,
                                            2003                2002
                                         ----------          ----------
                                                  (Unaudited)
            Aesthetics                   $   28,216          $   28,216

            Medical                          33,043              33,043

            Other                            26,780              26,780
                                         ----------          ----------
                Consolidated             $   88,039          $   88,039
                                         ==========          ==========


Note 6 - FINANCING ACTIVITIES

            On February 6, 2003 the Company and the Bank signed a new financing arrangement, effective as of December 31, 2002, which extends the Company's existing revolving credit agreement to December 31, 2003; increases the amount available on the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provides for an interest rate on the $15,000 increase of LIBOR plus 3%; defers the loan amortization of a $10,000 principal payment due April 2003; and amends certain covenants in the loan agreements. In addition the new arrangement waived the covenants requirement for the quarter ending December 31, 2002 and replaced the debt coverage covenant with minimum EBITDA amounts, as defined, which will be computed at the end of each fiscal quarter of 2003 cumulatively, as follows: Q1- $5,000, Q2- $18,400, Q3- $30,400 and Q4- $50,100. The
            Company has met the minimum EBITDA amount for the first quarter of 2003 and based on management's current estimates the Company is expected to be in compliance with this covenant for the rest of 2003. Should the Company be unable to comply with the Bank covenants it will have to seek waivers from the Bank, which it has received in the past, or the Bank could accelerate the repayment of the loans. In connection with the above-mentioned agreement the Company re-priced the 1,136,300 outstanding options owned by the Bank to the then current market price and granted an additional 275,000 options at the then current market price. Additionally the Company paid the Bank a $200 fee.

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                 (In thousands, except share and per share data)

Note 7 - COMMITMENTS AND CONTINGENT LIABILITIES

            The Company is a party to various legal proceedings incident to its business. Except for the legal proceedings described below, as to which there have been developments since the prior descriptions thereof in the 2002 Form 10-K, or described in the "Legal Proceedings" section of the 2002 Form 10-K and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K (for which reference is made for descriptions of additional legal proceedings as to which there have been no material changes since the filing of the 2002 Form 10-K), there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

            In February 2002, the Company received a request from SEC to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs which were taken in 1999 (inventory and other charges of approximately $30,050; bad debt charges of approximately $13,430; and litigation expenses of approximately $4,400) and 2001 (write-down of accounts receivable of $14,043 and write-downs of inventory and other charges (amounts not given)). On May 15, 2002, the Company learned that the SEC had issued a formal order of investigation on these matters, including as to whether, in connection therewith, the Company, in prior periods, may have overstated revenues and related income and failed to maintain proper books and records and a proper system of internal controls. This was followed by the issuance of a subpoena on August 19, 2002 relating to the above-mentioned requested information, as well as documents of the Company's present auditors, Brightman Almagor & Co., and its previous auditors, Luboshitz Kasierer. The Company believes, as of the date of this report, that it has substantially completed the production of documents to the SEC in response to the requests previously received with respect to the transactions involving U.S. distributors and certain charges taken in 1999 and 2001. The Company has continued to cooperate with the SEC in its investigation, which is ongoing, and intends to continue doing so by providing additional documents and testimony as requested. Having reviewed, among other things, the information gathered for the SEC investigation, the Company does not presently believe that a restatement of the Company's reported financial statements is warranted. However, as the SEC investigation is ongoing, the Company is unable to predict the duration or outcome of this process.

            On October 28, 2002, Lumenis Ltd. and Lumenis Inc. (collectively, "Lumenis") filed a complaint in the United States District Court for the Central District of California alleging that Syneron Medical Ltd., Syneron Inc. and Syneron Canada Corp. (collectively "Syneron") are infringing six U.S. patents held by Lumenis by, inter alia, selling Syneron's Aurora DS and Aurora SR devices. Lumenis is seeking a temporary restraining order and a preliminary and permanent injunction against further infringement as well as an award of as yet undetermined damages and lost profits resulting from Syneron's infringement and Lumenis' attorneys' fees and costs. Oral argument on the request for a temporary restraining order and preliminary injunction was held on November 1, 2002. Citing the complexity of the patent issues involved, the court declined to grant the Company's request for a temporary restraining order. The court granted the Company's request for expedited discovery, and ordered the appointment of an independent expert to advise the court on the patent infringement issues raised by the lawsuit. A technical expert has been appointed to assist the court, and the Company's request for a preliminary injunction is scheduled to be heard on June 2, 2003.

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                (In thousands, except share and per share data)

Note 7 - CONTINGENT LIABILITIES (Cont.)


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

            In connection with the Federal Action, Lumenis has ceased payment of royalties under the License Agreement. In response, Palomar filed a complaint on October 29, 2002 against Lumenis Ltd., Lumenis Inc., ESC Medical Systems Ltd., ESC Medical Systems Inc. and "ESC/Sharplan Laser Industries Ltd." (collectively, "Lumenis") in the Superior Court of the Commonwealth of Massachusetts. The complaint alleges that Lumenis has breached the License Agreement by failing to make certain royalty payments, that Lumenis' actions have breached the implied covenant of good faith and fair dealing arising with respect to the License Agreement and that Lumenis' actions constitute unfair and deceptive trade practices in violation of M.G.L., Chap. 93A, Sections 2 and 11. Palomar seeks an award of unspecified compensatory damages, a trebling of such damages, its costs and attorneys' fees and pre-judgment interest. The complaint was served on Lumenis on May 7, 2003. The parties are currently in settlement discussions.

            On September 30, 2002, an action was filed by Mr. Asif Adil, the Company's former Executive Vice President - Business Operations and acting Chief Financial Officer, in the Superior Court of New Jersey, Somerset County; Law Division against the Company and Prof. Jacob A. Frenkel (the Company's Chairman of the Board), Yacha Sutton (then the Company's Chief Executive Officer) and Sagi Genger (the Company's Chief Operating Officer). The complaint alleges, among other things, that the Company removed Mr. Adil from these positions and terminated his employment in retaliation for his report to the Company of alleged accounting and disclosure irregularities. The action seeks, among other things, compensatory damages and reinstatement of his employment. The Company believes that the claims are without merit, and the Company intends to defend itself vigorously. On October 29, 2002, the defendants removed the action to the United States District Court for the District of New Jersey (the "District Court"). On November 13, 2002, Mr. Adil filed a first amended complaint in the District Court, adding Lumenis Inc. as a defendant in the action. During January 2003, the defendants moved to dismiss the first amended complaint, and Mr. Adil filed an opposition to the defendants' motion. The motion was heard on April 7, 2003, and the judge dismissed Mr. Adil's claims of "unemployability" and his claim that the defendants improperly refused to allow him to retain qualified counsel of his choice in the securities class action lawsuits in which Mr. Adil is a named defendant. In addition, the judge dismissed Adil's claim of breach of his employment agreement as to the individual defendants only (Prof. Jacob A. Frenkel, Yacha Sutton and Sagi Genger). Mr. Adil's remaining claims were transferred to the United States District Court in Boston, Massachusetts, which has exclusive jurisdiction to hear claims under Mr. Adil's employment agreement with the Company.

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                 (In thousands, except share and per share data)

Note 7 - CONTINGENT LIABILITIES (Cont.)

            On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to Federal Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, and violation of the Texas Deceptive Trade Practices Act and Texas Securities Act. In March 2002, the plaintiffs filed a motion to amend their complaint to dismiss the class action and securities allegations and to add several new plaintiffs and in June 2002, the motion was granted. The plaintiffs subsequently filed a motion to remand the cases to State Court, which was granted. On February 11, 2003, the Company filed a motion to dismiss the cases based on forum non conveniens. The motion was heard on April 7, 2003, and the judge's ruling is pending. The Company denies the allegations and will continue to defend this case vigorously.

            In addition to the actions described above or set forth in the 2002 Form 10-K, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above or in the 2002 Form 10-K) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material adverse effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

            As of March 31, 2003 the Company has an accrual of $13,000 (including the provision of $8,800 due to the settled 1998 securities class-action lawsuits, a provision of $216 for the Light Age matter described in the 2002 Form 10-K and $3,984 due to other litigation matters) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

                                  LUMENIS LTD.
                     NOTES TO UNAUDITED INTERIM CONSOLIDATED
                    FINANCIAL STATEMENTS AS OF MARCH 31, 2003
                (In thousands, except share and per share data)

Note 8 - COMPREHENSIVE LOSS

            The Company reports components of comprehensive loss in its annual consolidated statements of shareholders' equity. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized loss on available for sale marketable equity securities. Total comprehensive loss for the three months ended March 31, 2003 and 2002 is as follows:

                                                    March 31,        March 31,
                                                      2003             2002
                                                    --------         --------
                                                           (Unaudited)
            Net loss                                $ (6,918)        $   (643)
            Unrealized loss on available for
               sale  marketable securities               (75)              --
            Foreign currency translation
               adjustments                                55               --
                                                    --------         --------
            Consolidated                            $ (6,938)        $   (643)
                                                    ========         ========

Note 9 - LOSS PER SHARE

                                            Period ended                 Period ended
                                           March 31, 2003               March 31, 2002
                                     --------------------------   -------------------------
                                                          Per                         Per
                                                         Share                       Share
                                      Income    Shares   Amount    Income    Shares  Amount
                                     -------   -------  -------   -------   -------  ------
            Net loss                 $(6,918)                     $  (643)       --      --
                                     =======                      =======            ======
            Basic loss per share

            Loss available to
            ordinary shareholders    $(6,918)   37,277  $ (0.19)     (643)   36,713  $(0.02)
                                     =======            =======   =======            ======
            Effect of diluting
            securities
                Options                             --                           --
                Warrants                            --                           --
                                               -------                      -------
            Diluted loss per share

              Loss available to
              ordinary shareholders  $(6,918)   37,277  $ (0.19)  $  (643)   36,713  $(0.02)
                                     =======            =======   =======            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands of U.S. Dollars, except share and per share data)

OVERVIEW

Lumenis is a world leader in the design, manufacture, marketing and servicing of laser and light based systems for aesthetic, ophthalmic, surgical, veterinary and dental applications. Lumenis offers a broad range of laser and light based systems which are used in skin treatments, hair removal, non-invasive treatment of vascular lesions and pigmented lesions, acne, psoriasis, ear, nose and throat, gynecology, urinary lithotripsy, benign prostatic hyperplasia, open angle glaucoma, diabetic retinopathy, secondary cataracts, age-related macular degeneration, vision correction, neurosurgery, dentistry and veterinary.

During 2002 the Company faced several operating and cash flow issues arising mainly from the inadequate integration of systems and processes following the Coherent Medical Group ("CMG") acquisition and lower revenue principally in the U.S. markets for the Company's Aesthetic business due to the loss of a number of sales people and increased competitive pressure due to new entrants to the market. As a result of these issues, the Company built up high levels of inventory in 2002 that reduced its availability of credit for working capital purposes. In order to address these issues, the Company undertook an inventory reduction program, reduced employment levels to match more closely with the lower expected revenue levels, and arranged additional financing from Bank Hapoalim, B.M. (the "Bank").

On February 6, 2003 the Company and the Bank signed a new financing arrangement effective as of December 31, 2002 which extends the Company's existing revolving credit agreement from April 30, 2003 to December 31, 2003; increased the amount available on the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provides for an interest rate on the $15,000 increase of LIBOR plus 3%; deferred the semi-annual loan amortization of $10,000 principal payment due April 2003 under a $100,000 term loan which financed, in part, the CMG acquisition ($5,000 is to be paid in December 2003 and $5,000 in April 2004); and amended certain covenants in the loan agreements. In addition the new arrangement waived compliance with the debt coverage covenants for the quarter ended December 31, 2002 and replaced the debt coverage covenant with a minimum EBITDA amount, as defined, for 2003 of $50,100. The Company has met the minimum EBITDA amount for the first quarter of 2003 and based on management's current estimates the Company is expected to be in compliance with this covenant for the rest of 2003. See "Cautionary Statements" below. Should the Company be unable to comply with the Bank covenants it will have to seek waivers from the Bank, which it has received in the past, or the Bank could accelerate the repayment of the loans. In connection with the new arrangement the Company agreed to re-price the outstanding 1,136,300 options held by the Bank from $20.25 to the then current market price, $1.17, changed the expiration date to April 2008, and granted the Bank an additional 275,000 five-year options exercisable at $1.17. The Company also paid the Bank a $200 fee.

In order to restore the Company to profitability and positive cash flow from operating activities, the Company will need to reduce its inventories, complete its cost reduction program, control operating expenses in order to maintain margins and return to historical levels of revenue in the U.S. Aesthetic market by maintaining its sales force and competing successfully with its current and anticipated new products. The Company's operating plans for 2003, including the above specific objectives, are expected to result in adequate liquidity for the Company to be able to execute its plans. The Company believes that internally generated funds, together with available cash and funds available under the revolving credit agreement will be sufficient to meet the Company's presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and debt payment requirements. However, according to the Company's plans, the Company is expected to need a renewal of the revolving line of credit or other alternative financing by December 31, 2003. The Company believes it will be able to renew the revolving line of credit or secure other financing, however, there is no assurance that the Company would be able to obtain such additional financing on acceptable terms, or at all. Moreover, the level of internally generated funds is subject to the risk factors listed in "Cautionary Statements" below.

On April 21, 2003, the Company's subsidiary, Spectron Laser Systems Limited, signed a definitive agreement to sell its principal assets for $6,300 in cash, subject to adjustment, and the assumption of certain liabilities. This industrial business had net revenue of approximately $11,000 in 2002. The Company expects to report a loss on the sale of approximately $5,000 of which the portion that relates to certain liabilities will be recorded when such liabilities will be settled and the resulting capital loss will be reported during the three month period ending June 30, 2003. As of March 31, 2003 such net assets did not meet the criteria to be classified as long-lived assets to be disposed of by sale in accordance with FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

In this Report, unless the context otherwise requires, all references to the "Company", "Lumenis", "We" or "Our" are to Lumenis Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 2002

The Company reported net revenues of $80,161 for the quarter ended March 31, 2003 compared to net revenues of $86,122 for the quarter ended March 31, 2002. The net loss for the quarter ended March 31, 2003 was $6,918 or a diluted net loss per share of $0.19 compared to net loss of $643 for the quarter ended March 31, 2002 or a diluted net loss per share of $0.02.

Commencing January 1, 2002, we began to evaluate our business based on four separate business units, as follows: Aesthetic, Ophthalmic, Surgical, and Other. These business units are identified as operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The information evaluated by the Company's senior management in deciding how to allocate resources to these segments is net revenues and gross profit. Due to several organizational changes, commencing January 1, 2003, we again reorganized our business based on three separate business units as follows: Aesthetics, Medical, and Other. Medical includes the surgical and ophthalmic operations. All 2002 data have been restated to reflect such change.


Revenues. The Company's net revenues decreased by 7% to $80,161 for the three months ended March 31, 2003 compared to $86,122 for the three months ended March 31, 2002.

By business segment, revenues for the first quarter of 2003 were Aesthetic $29,425, Medical $28,604 and Other $22,132 compared to the following revenues in the first quarter of 2002 Aesthetic $37,162, Medical $29,057 and Other $19,903. The decrease in sales reflects mainly the weakness in Aesthetic unit sales in the U.S. offset by the increase in service revenues.

Gross Profit. Gross profit decreased by 18% to $37,195 for the three months ended March 31, 2003 from $45,092 for the three months ended March 31, 2002. As a percentage of sales the gross profit was 46% in the three months ended March 31, 2003, compared to 52% in the same period in 2002.

As a percentage of sales, gross profit by business segment for the first quarter of 2003 was Aesthetic 62% Medical 47% and others 25% compared to gross profit for the first quarter of 2002 of 69%, 47% and 29% respectively.

The decrease in gross profit is due to costs associated with the final closure of the Santa Clara manufacturing facilities and the transfer of these activities to Salt Lake City and Israel and lower sales in the Aesthetic business.

                            FOR THE THREE MONTHS ENDED MARCH 31, 2003

                    AESTHETICS        MEDICAL         OTHER        CONSOLIDATED

Net Revenues        $   29,425        $28,604        $22,132        $   80,161

Gross Profit        $   18,220        $13,491        $ 5,484        $   37,195


                            FOR THE THREE MONTHS ENDED MARCH 31, 2002

                    AESTHETICS        MEDICAL         OTHER        CONSOLIDATED

Net Revenues        $   37,162        $29,057        $19,903        $   86,122

Gross Profit        $   25,721        $13,688        $ 5,683        $   45,092



Research and Development, net. Net Research and Development costs decreased by 15% to $5,985 for the three months ended March 31, 2003 from $7,007 in the same period in 2002. As a percentage of sales, Research and Development costs were 7% in the three-month period ended March 31, 2003 compared to 8% in the same period in 2002.

The decrease in Research and Development costs in the three months ended March 31, 2003 is due mainly to completion of a number of projects in late 2002 and a cost reduction program implemented last year which eliminated certain staff positions and consolidated office space.

Selling, Marketing and Administrative expenses. Selling, Marketing and Administrative expenses decreased by 4% to $31,867 for the three months ended March 31, 2003 compared to $33,135 for the same period in 2002. As a percentage of sales, Selling Marketing and Administrative expenses in the three months ended March 31, 2003 were 40% compared to 38% in the same period in 2002. Selling, Marketing and Administrative expenses for the three month period ended March 31, 2002 include an unusual one-time charge of $3,300 for additional severance costs associated primarily with the relocation of manufacturing operations from the Santa Clara facility. The charge was offset by a reduction in previously provided accruals for items associated with the CMG acquisition.

The decrease in Selling, Marketing and Administrative expenses were due to lower commissions, marketing expenses and tighter control on administrative expenses such as travel costs, facilities and communication expenses.

The increase in Selling, Marketing and Administrative expenses in the first quarter of 2003 as a percentage of sales was mainly attributable to fixed costs over the lower sales in the first quarter of 2003.

Amortization of intangible assets. Amortization of intangible assets, which includes amortization of intangible assets arising from the CMG and the HGM acquisitions amounted to $ 1,654 for the three months ended March 31, 2003 compared to $1,816 in the same period last year.

The decrease in the amortization in the three months ended March 31, 2003 is due to the impairment of intangible assets recorded in the fourth quarter of 2002.

Financing expenses, net. For the three months ended March 31, 2003, financing expenses were $3,317 compared to financing expenses of $3,584 in the same period in 2002.

The decrease in financing expenses in the three months ended March 31, 2003 is mainly due to lower interest costs of $270 from the lower balance of the long term bank loan as well as an exchange rate gain of approximately $896 compare to an exchange loss of approximately $250 in the three months ended March 31, 2002. The decrease was offset in part by an increase of $509 in amortization of the value of options re-priced as part of the financing agreement in February 2003 with the Bank and amortization of the $4,000 fee paid to with the Bank as part of the financing agreement from August 2002. Also, interest expense was higher by $368 due to the higher rate on the $70,667 long-term loan compared to the subordinated convertible bonds and due to higher outstanding balance and interest rates on the revolving credit.

Income Tax expense. Income tax expense in the three months ended March 31, 2003 was $1,281 compared to $102 in the same period last year. The increase in the tax expense was due mainly from a provision of $337 for the period ended March 31, 2003 for the effect of the New Law in Israel as described below, and due to a refund of $613 received in the United Kingdom during the three month period ended March 31, 2002 for overpayments in prior years.

The (Israel) Law for Amendment of the Income Tax Ordinance (the "New Law") was enacted on July 24, 2002 to be effective as of January 1, 2003. The effect of the New Law and its new regulations on the Company's financial results was $337 for the three months ended March 31, 2003.

Company's share in losses of an affiliate. For the three months ended March 31, 2003, the Company's share in Aculight (UK) Limited's losses amounted to $9 compared to $91 in the same period in 2002.

Net Income (loss). As a result of the foregoing factors, the Company's net loss was $6,918 for the three months ended March 31, 2003 compared to net loss of $643 in the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of March 31, 2003, the Company had cash and cash equivalents of $13,380 compared to $18,108 on December 31, 2002. The decrease of $4,726 is mainly attributable to:

Operating activities

For the three months ended March 31, 2003, cash used for operating activities was $8,185, attributable mainly to a $6,807 increase in operating assets and liabilities that resulted from paying down accounts payable by $16,257 offset by a decrease in the inventory of $10,053, which resulted from our program to reduce purchases and utilize existing inventories.

Investing Activities

For the three months ended March 31, 2003, cash used for investing activities was approximately $1,160 representing investments in fixed assets.

Financing Activities

For the three months ended March 31, 2003, cash provided by financing activities was $4,627. A total of $8,775 was provided by utilizing the available credit with the Bank offset by payments of $4,148 to repay the Company's subordinated notes to Coherent, Inc.

On February 6, 2003 the Company and the Bank signed a new financing arrangement effective as of December 31, 2002 which extends the Company's existing revolving credit agreement to December 31, 2003; increased the amount available on the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provides for an interest rate on the $15,000 increase of LIBOR plus 3%; deferred the loan amortization of $10,000 principal payment due April 2003 under a $100,000 term loan which financed, in part, the CMG acquisition ($5,000 is to be paid in December 2003 and $5,000 in April 2004); and amended certain covenants in the loan agreements. In addition the new arrangement waived covenants for the quarter ended December 31, 2002 and replaced the debt coverage covenant with a minimum EBITDA amount, as defined, for 2003 of $50,100. The Company has met the minimum EBITDA amount for the first quarter of 2003 and based on management's current estimates the Company is expected to be in compliance with this covenant for the rest of 2003. See "Cautionary Statements"below. Should the Company be unable to comply with the Bank covenants it will have to seek waivers from the Bank, which it has received in the past, or the Bank could accelerate the repayment of the loans. In connection with the new arrangement the Company agreed to re-price the outstanding 1,136,300 options owned by the Bank from $20.25 to the then current market price, $1.17, changed the expiration date to April 2008, and granted the Bank an additional 275,000 five-year options exercisable at $1.17. The Company also paid the Bank a $200 fee.

The Company believes that internally generated funds, together with available cash and funds available under the revolving credit agreement will be sufficient to meet the Company's presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and debt payment requirements.

However, according to the Company's plans, the Company is expected to need a renewal of the revolving line of credit or other alternative financing by December 31, 2003. The Company believes it will be able to renew the revolving line of credit or secure other financing, however, there is no assurance that the line of credit will be renewed or that the Company would be able to obtain such additional financing on acceptable terms, or at all. Moreover, the level of internally generated funds is subject to the risk factors listed in "Cautionary Statements" below.

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

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following:

      o The Company is being investigated by the U.S. Securities and Exchange Commission (see Part II, Item 1- "Legal Proceedings", below) and has been named as a defendant in several class action lawsuits alleging misrepresentations made in violation of the securities laws.

      o The Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders' equity and significant debt service requirements and its continuing liquidity could become problematic.

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

      o Enforcement actions may restrict sales of the Company's hair removal products in Japan.

      o The closure of manufacturing facilities in Santa Clara and their transition to Salt Lake City and Israel might impact the Company's ability to supply products in a timely manner, which could result in the Company losing sales and customers.

      o The Company must control its operating expenses in order to achieve profitability and positive cash flow.

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

      o The Company may experience a decline in selling prices of its products as competition increases, which could adversely affect its operating results.

      o The Company may not be able to protect its proprietary technology, which could adversely affect its competitive advantage.

      o The Company is subject to litigation regarding intellectual property rights, and any of the respective outcomes could seriously harm its business.

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

      o The Company may be required at any time in the future to implement a product recall.

      o Conditions in Israel (including terrorism) could affect the Company's operations, and a catastrophic loss of the Company's facilities in Israel,, or near major earthquake faults in California would seriously harm , its operations and its ability to produce and sell its products.

      o The Company faces risks associated with decreased revenues from the economic downturn.

      o The Company could be de-listed from NASDAQ and become subject to "Penny Stock" Rules in the event the Company's share price closes below $1.00 for an extended period of time.

      o Conditions in Israel affect the Company's operations and may limit its ability to produce and sell its products.

      o The Company's operations could be disrupted as a result of the obligation of key personnel who hold Israeli citizenship to perform military service.

      o The Company receives tax benefits from the Israeli government that may be reduced or eliminated in the future.

      o It may be difficult to serve process on the Company's officers and directors in Israel, or to enforce in Israel a U.S. judgment against the Company, its officers and directors based on U.S. securities laws claims

      o The new Israeli Companies Law may cause uncertainties regarding corporate governance.

      o In the event of proceedings against former employees, the Company may not be able to fully enforce covenants not to compete and therefore may be unable to prevent competitors from benefiting from the expertise of some of its former employees.

Readers are cautioned not to place undue reliance on forward-looking statements made in this Report, or made in press releases or in oral presentations. Such forward-looking statements reflect management's analysis only as of the date such statements are made and the Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise subsequently. Readers should carefully review the risk factors set forth above and described elsewhere in this document, more fully set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("the 2002 Form10-K") and which may be set forth in other documents the Company files from time to time with the Securities and Exchange Commission.

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

CONDITIONS IN ISRAEL

General

      The Company is incorporated under the laws of the State of Israel, and much of its research and development and significant facilities are located in Israel. Accordingly, the Company is directly affected by political, economic and military conditions in Israel. The Company's operations would be materially adversely affected if major hostilities involving Israel should occur or if trade between Israel and its present trading partners should be curtailed.

Political Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Additionally, Israel is currently experiencing intense violence and terrorism and from time to time in the past, Israel has experienced civil unrest, primarily in the West Bank and in the Gaza Strip administered by Israel since 1967. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed pursuant to which certain territories in the West Bank and Gaza Strip were handed over to the Palestinian administration. The implementation of these agreements with the Palestinian representatives have been subject to difficulties and delays and a resolution of all of the differences between the parties remains uncertain. Recently the political conflict with the Palestinians has worsened. Since October 2000, there has been a significant increase in violence primarily in the West Bank and Gaza Strip, as well as in Israel itself, and negotiations between Israel and the Palestinian representatives cease from time to time. Violence in the region intensified during 2001 and 2002. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon. In November 2002 the National Unity Government was dissolved which was followed by national elections. In January 2003 the "Likud" party won Israel's general elections and the party's leader, Ariel Sharon, has formed the new Israeli government. The Company cannot predict the political and economic policy to be implemented by the new government. In May 2003 the U.S. government introduced the "road map" as a starting point for initiating peace talks between Israel and the Palestinians. The Company cannot predict whether any other agreements will be entered into between Israel and its neighboring countries, whether a final resolution of the area's problem will be achieved, the nature of any resolution of this kind, or whether the current violence will continue and to what extent this violence will have an adverse impact on Israel's economic development, on the Company's operations in the future or what other effects it may have upon the Company.

      Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. Although the Company is restricted from marketing the Company's product in these countries, the Company does not believe that the boycott has had a material adverse effect on the Company's business. However, a prolonged continuation of the increased hostilities in the region could lead to increased boycotts and further restrictive laws, policies or practices directed towards Israel or Israeli businesses, and these could have a material adverse impact on the Company's business.

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

      Moreover, the September 11, 2001 terror attacks on the U.S. and the military response by the U.S. and its international allies in Afghanistan and Iraq have created additional uncertainty regarding the state of the US and the world economy. The U.S. military operation against Iraq, increased interest in fighting terrorist activities in the Middle East and around the world, and the effects of the military operation against Iraq on the State of Israel could directly affect the Company's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has fixed rate debt of approximately $5,531,000. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt. The Company has floating rate debt of approximately $208,304,000, which exposes the Company to potential losses related to changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings incident to its business. Except for the legal proceedings described below, as to which there have been developments since the prior descriptions thereof in the 2002 Form 10-K, or described in the "Legal Proceedings" section of the 2002 Form 10-K and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K (to which reference is made for descriptions of additional legal proceedings as to which there have been no material changes since the filing of the 2002 Form 10-K), there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

      In February 2002, the Company received a request from the United States Securities and Exchange Commission ("SEC") to voluntarily provide certain documents and information for a period commencing January 1, 1998. The request primarily relates to the Company's relationships with distributors, and also asks for amplification of the Company's explanation of certain previously disclosed charges and write-downs which were taken in 1999 (inventory and other charges of approximately $30,050,000; bad debt charges of approximately $13,430,000; and litigation expenses of approximately $4,400,000) and 2001 (write-down of accounts receivable of $14,043,000 and write-downs of inventory and other charges (amounts not given)). On May 15, 2002, the Company learned that the SEC had issued a formal order of investigation on these matters, including as to whether, in connection therewith, the Company, in prior periods, may have overstated revenues and related income and failed to maintain proper books and records and a proper system of internal controls. This was followed by the issuance of a subpoena on August 19, 2002 relating to the above-mentioned requested information, as well as documents of the Company's present auditors, Brightman Almagor & Co., and its previous auditors, Luboshitz Kasierer. The Company believes, as of the date of this report, that it has substantially completed the production of documents to the SEC in response to the requests previously received with respect to the transactions involving U.S. distributors and certain charges taken in 1999 and 2001. The Company has continued to cooperate with the SEC in its investigation, which is ongoing, and intends to continue doing so by providing additional documents and testimony as requested. Having reviewed, among other things, the information gathered for the SEC investigation, the Company does not presently believe that a restatement of the Company's reported financial statements is warranted. However, as the SEC investigation is ongoing, the Company is unable to predict the duration or outcome of this process.

      On October 28, 2002, Lumenis Ltd. and Lumenis Inc. (collectively, "Lumenis") filed a complaint in the United States District Court for the Central District of California alleging that Syneron Medical Ltd., Syneron Inc. and Syneron Canada Corp. (collectively "Syneron") are infringing six U.S. patents held by Lumenis by, inter alia, selling Syneron's Aurora DS and Aurora SR devices. Lumenis is seeking a temporary restraining order and a preliminary and permanent injunction against further infringement as well as an award of as yet undetermined damages and lost profits resulting from Syneron's infringement and Lumenis' attorneys' fees and costs. Oral argument on the request for a temporary restraining order and preliminary injunction was held on November 1, 2002. Citing the complexity of the patent issues involved, the court declined to grant the Company's request for a temporary restraining order. The court granted the Company's request for expedited discovery, and ordered the appointment of an independent expert to advise the court on the patent infringement issues raised by the lawsuit. A technical expert has been appointed to assist the court, and the Company's request for a preliminary injunction is scheduled to be heard on June 2, 2003.

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

      In connection with the Federal Action, Lumenis has ceased payment of royalties under the License Agreement. In response, Palomar filed a complaint on October 29, 2002 against Lumenis Ltd., Lumenis Inc., ESC Medical Systems Ltd., ESC Medical Systems Inc. and "ESC/Sharplan Laser Industries Ltd." (collectively, "Lumenis") in the Superior Court of the Commonwealth of Massachusetts. The complaint alleges that Lumenis has breached the License Agreement by failing to make certain royalty payments, that Lumenis' actions have breached the implied covenant of good faith and fair dealing arising with respect to the License Agreement and that Lumenis' actions constitute unfair and deceptive trade practices in violation of M.G.L., Chap. 93A, Sections 2 and 11. Palomar seeks an award of unspecified compensatory damages, a trebling of such damages, its costs and attorneys' fees and pre-judgment interest. The complaint was served on Lumenis on May 7, 2003. The parties are currently in settlement discussions.

      On September 30, 2002, an action was filed by Mr. Asif Adil, the Company's former Executive Vice President - Business Operations and acting Chief Financial Officer, in the Superior Court of New Jersey, Somerset County; Law Division against the Company and Prof. Jacob A. Frenkel (the Company's Chairman of the Board), Yacha Sutton (then the Company's Chief Executive Officer) and Sagi Genger (the Company's Chief Operating Officer). The complaint alleges, among other things, that the Company removed Mr. Adil from these positions and terminated his employment in retaliation for his report to the Company of alleged accounting and disclosure irregularities. The action seeks, among other things, compensatory damages and reinstatement of his employment. The Company believes that the claims are without merit, and the Company intends to defend itself vigorously. On October 29, 2002, the defendants removed the action to the United States District Court for the District of New Jersey (the "District Court"). On November 13, 2002, Mr. Adil filed a first amended complaint in the District Court, adding Lumenis Inc. as a defendant in the action. During January 2003, the defendants moved to dismiss the first amended complaint, and Mr. Adil filed an opposition to the defendants' motion. The motion was heard April 7, 2003, and the judge dismissed Mr. Adil's claims of "unemployability" and his claim that the defendants improperly refused to allow him to retain qualified counsel of his choice in the securities class action lawsuits in which Mr. Adil is a named defendant. In addition, the judge dismissed Adil's claim of breach of his employment agreement as to the individual defendants only (Prof. Jacob A. Frenkel, Yacha Sutton and Sagi Genger). Mr. Adil's remaining claims were transferred to the United States District Court in Boston, Massachusetts, which has exclusive jurisdiction to hear claims under Mr. Adil's employment agreement with the Company.

      On September 20, 1999, Dr. Richard Urso filed what purports to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. In December 2000, plaintiff amended his complaint to eliminate the class action claim. On April 13, 2001 the lawsuit was dismissed and on May 3, 2001, Dr. Urso and approximately forty-eight physicians and medical clinics re-filed what purports to be a class action lawsuit in Harris County, Texas. Plaintiffs filed a motion to remove the case to Federal Court. The lawsuit was removed to the U.S. District Court for the Southern District of Texas. The current allegations on behalf of plaintiffs are breach of contract, breach of express and implied warranties, fraud, misrepresentation, conversion, product liability, and violation of the Texas Deceptive Trade Practices Act and Texas Securities Act. In March 2002, the plaintiffs filed a motion to amend their complaint to dismiss the class action and securities allegations and to add several new plaintiffs and in June 2002, the motion was granted. The plaintiffs subsequently filed a motion to remand the cases to State Court, which was granted. On February 11, 2003, the Company filed a motion to dismiss the cases based on forum non conveniens. The motion was heard on April 7, 2003, and the judge's ruling is pending. The Company denies the allegations and will continue to defend this case vigorously.

      In addition to the actions described above or set forth in the 2002 Form 10-K, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company's products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above or in the 2002 Form 10-K) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material adverse effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

      As of March 31, 2003 the Company has an accrual of $13,000,000 (including the provision of $8,800,000 due to the settled 1998 securities class-action lawsuits and a provision of $216,000 for the Light Age matter, both described in the 2002 Form 10-K, and a provision of $3,984,000 due to other litigation matters) reflecting management's estimate of the Company's potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) and (b) On April 4, 2003, the Board of Directors of the Company adopted a shareholder Rights Plan and declared a distribution of one bonus right (a "Right") for each outstanding Ordinary Share, par value NIS 0.10 per share (the "Ordinary Shares"), of the Company, payable to shareholders of record on April 11, 2003 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one Ordinary Share at a price of $18 per share (the "Purchase Price"), subject to adjustment.

The summary description of the Rights set forth below does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, dated as of April 11, 2003 (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent").

Until the earlier to occur of (i) a public announcement that a person or group of affiliated or associated persons (subject to certain exceptions) acquired, or obtained the right to acquire, "Beneficial Ownership" of 15% or more of the Ordinary Shares (an "Acquiring Person"; the date of such public announcement being called the "Shares Acquisition Date") or (ii) ten business days following the commencement of a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of (i) and (ii), the "Distribution Date"), the Rights will be evidenced, with respect to any of the Ordinary Share certificates outstanding as of the Record Date, by such Ordinary Share certificate and will be transferred with and only with the Ordinary Shares. Until the Distribution Date (or earlier redemption, exchange or expiration of the Rights), new Ordinary Share certificates issued after the Record Date upon transfer or new issuance of the Ordinary Shares will contain a notation incorporating the Rights Agreement by reference. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Ordinary Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on May 31, 2005, unless earlier redeemed or exchanged by the Company as described below.

In the event that a Person becomes an Acquiring Person, except pursuant to an offer for all outstanding Ordinary Shares which the Board of Directors, with the concurrence of the Audit Committee, determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its shareholders (a "Qualified Offer"), proper provision shall be made so that each holder of a Right, other than Rights that were beneficially owned by the Acquiring Person (or any Associate or Affiliate thereof) on the earlier of the Distribution Date or the Shares Acquisition Date (which Rights will thereafter be void), shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, that number of Ordinary Shares having a market value of two times the Purchase Price. If the Company does not have sufficient Ordinary Shares for this purpose, the Company may, to the extent permitted by applicable law, substitute cash, a reduction in the exercise price, other equity securities of the Company, debt securities of the Company, other assets, or any combination of the foregoing, having an aggregate value equal to the value which would have been realized if the Company had sufficient Ordinary Shares. In addition, in the event that, at any time following the Shares Acquisition Date, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation (other than with an entity which acquired the shares pursuant to a Qualified Offer), (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Ordinary Shares are changed or exchanged, or (iii) 50% or more of the Company's assets or earning power is sold or transferred, proper provision shall be made so that each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, that number of shares of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price. For example, at a Purchase Price of $18 per Right, each Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in this paragraph would entitle its holder to purchase $36 worth of shares. Assuming that the shares had a per share value of $10.00 at such time, the holder of each valid Right would be entitled to purchase 3.6 shares for $18.

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

(c) and (d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      4.1 Bonus Rights Agreement, dated as of April 11, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by Reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on April 18, 2003).

(b) Reports on Form 8-K

      During the quarterly period ended March 31, 2003, (i) on February 12, 2003 (Date of earliest event reported: February 6, 2003), the Company filed a Current Report on Form 8-K disclosing (under Item 5) the new financing arrangement with Bank Hapoalim B.M. and (ii) on March 28, 2003 the Company furnished a Current Report on Form 8-K disclosing (under Item 9) the certification made by the Company's chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Lumenis Ltd.

                                             /s/ Kevin Morano
                                             --------------------------------
Date: May 15, 2003                               Kevin Morano
                                                 (Chief Financial Officer,
                                                 and Duly Authorized Officer)

                                 CERTIFICATIONS

I, Arie Genger, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Lumenis Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Arie Genger
                                            ----------------------------------
                                                Arie Genger
                                                Chief Executive Officer and
                                                Vice Chairman of the Board
                                                of Directors

Date: May 15, 2003

I, Kevin Morano, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Lumenis Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Kevin Morano
                                            --------------------------------
                                               Kevin Morano
                                               Chief Financial Officer

Date: May 15, 2003

                                  EXHIBIT INDEX


4.1 Bonus Rights Agreement, dated as of April 11, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by Reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on April 18, 2003).