Form 10-Q
period 2003-06-30
LUMENIS LTD
filed 2003-08-19
CIK 1004945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period From ____ to _____

Commission File Number 0-13012

LUMENIS LTD.
(Exact name of registrant as specified in its charter)

Israel (State or other jurisdiction of incorporation or organization) P.O. Box 240, Yokneam, Israel (Address of principal executive offices)	N.A. (I.R.S. Employer Identification No.) 20692 (Zip Code)

        Registrant’s telephone number, including area code: 972-4-959-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of August  11, 2003 was 36,942,439 Ordinary Shares, NIS 0.10 par value per share.

LUMENIS LTD.

FORM 10-Q

For the Quarter Ended June 30, 2003

INDEX

PART I. FINANCIAL INFORMATION	1
ITEM 1. Financial Statements	1
1) Independent Accountant's Review Report	1
2) Consolidated Balance Sheets	2
3) Interim Consolidated Statements of Operations	3
4) Interim Consolidated Statements of Cash Flows	4
5) Notes to Unaudited Interim Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	32
ITEM 4. Controls and Procedures	32
PART II. OTHER INFORMATION	32
ITEM 1. Legal Proceedings	32
ITEM 4. Submission of Matters to a Vote of Security Holders	37
ITEM 6. Exhibits and Reports on Form 8-K	39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Brightman Almagor
1 Azrieli Center
Tel Aviv 67021
P.O.B. 16593, Tel Aviv 61164
Israel

Tel: +972 (3) 6085555
Fax: +972 (3) 6094022
info@deloitte.co.il
www.deloitte.co.il

[Deloitte & Touche LOGO]
Brightman Almagor

Independent Accountant’s Review Report

The Board of Directors
Lumenis Ltd.
Yokneam

We have reviewed the accompanying consolidated balance sheet of Lumenis Ltd. (the “Company”) and its subsidiaries as of June 30, 2003, the related consolidated statements of operations for the six-month and three-month periods ended June 30, 2003 and the statement of cash flows for the six-month period ended June 30, 2003. These financial statements are the responsibility of the Company’s management.

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

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu
Tel Aviv
August 19, 2003

Deloitte Touche Tohmatsu	Tel aviv	Jerusalem	Haifa	Eilat

LUMENIS LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19,165	$18,106
Trade receivables, net	90,841	100,646
Prepaid expenses and other receivables	10,041	14,265
Inventories	54,885	82,862

	174,932	215,879

FINISHED GOODS USED IN OPERATIONS	7,262	9,808
LONG-TERM INVESTMENTS
Investments in non marketable equity securities	2,506	5,642
Long term trade receivables	1,885	2,031
FIXED ASSETS, NET	16,316	18,582
GOODWILL, NET OF ACCUMULATED AMORTIZATION
OF $4,627	88,039	88,039
OTHER PURCHASED INTANGIBLE ASSETS, NET OF
ACCUMULATED AMORTIZATION OF $17,979 and $14,921	16,288	19,346
OTHER ASSETS, NET	9,223	10,675

Total assets	$316,451	$370,002

CURRENT LIABILITIES
Short-term debt	$48,007	$38,862
Current maturities of long term loans	30,000	15,000
Trade payables	20,796	39,224
Other accounts payable and accrued expenses	82,438	80,940
Subordinated note	1,383	9,679

	182,624	183,705

LONG TERM LIABILITIES
Bank loans, net	127,542	142,042
Deferred income	791	616
Accrued severance pay, net	1,151	1,228
Other long-term liabilities	2,903	2,515

	132,387	146,401

Total liabilities	315,011	330,106

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Ordinary shares of NIS 0.1 par value: Authorized -
100,000,000 shares; Issued and outstanding
36,942,439 and 36,941,914 shares, respectively	805	805
Additional paid-in capital	327,845	325,947
Accumulated other comprehensive loss	(248)	(76)
Accumulated deficit	(326,859)	(286,677)
Treasury stock, 14,898 shares at cost:	(103)	(103)

Total shareholders' equity	1,440	39,896

Total liabilities and shareholders' equity	$316,451	$370,002

The accompanying notes are an integral part of these consolidated financial statements.

LUMENIS LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	Unaudited
NET REVENUES	$68,120	$89,864	$145,525	$173,527
COST OF REVENUES	50,700	39,718	91,775	78,926

Gross profit	17,420	50,146	53,750	94,601

OPERATING EXPENSES
Research and development, net	5,148	6,577	10,902	13,352
Selling, marketing and administrative	34,301	36,742	65,721	69,372
Amortization of intangible assets	1,404	1,816	3,058	3,632
Litigation expenses	925	5,201	925	5,201

Total operating expenses	41,778	50,336	80,606	91,557

Operating income (loss)	(24,358)	(190)	(26,856)	3,044
Other income, net	25	1,720	25	1,720
Financing expenses, net	3,594	3,659	6,911	7,244

Loss before income taxes	(27,927)	(2,129)	(33,742)	(2,480)
Income tax expense	1,062	416	2,343	1,132

Loss after income taxes	(28,989)	(2,545)	(36,085)	(3,612)
Company's share in losses of an affiliate	483	-	492	91

LOSS FROM CONTINUING OPERATIONS	(29,472)	(2,545)	(36,577)	(3,703)

Discontinued Operations:
Income (loss) from discontinued operations	(103)	(284)	84	231
Loss on sale of discontinued operations	(3,689)	-	(3,689)	-

Income (loss) from discontinued operations	(3,792)	(284)	(3,605)	231

NET LOSS	($ 33,264)	($ 2,829)	($ 40,182)	($ 3,472)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operation	($ 0.79)	($ 0.07)	($ 0.98)	($ 0.10)
Income (loss) from discontinuing
operations	(0.10)	(0.01)	(0.10)	0.01

Net loss per share	($ 0.89)	($ 0.08)	($ 1.08)	($ 0.09)

Weighted Average Number of Shares	37,277	36,798	37,277	36,756

The accompanying notes are an integral part of these consolidated financial statements

LUMENIS LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the six months ended June 30,
	2003	2002
CASH FLOWS - OPERATING ACTIVITIES
Net loss for the period	($40,182)	($ 3,472)
Income from discontinued operations	(84)	(231)
Loss on sale of discontinued operations	3,689

Loss from continuing operations for the period	($36,577)	($ 3,703)
Adjustment to reconcile net loss to net cash used in operating activities
Income and expenses not affecting operating cash-flows:
Income from discontinued operations	84	231
Decrease in long-term deferred income	-	(260)
Depreciation and amortization	8,582	8,826
Gain on purchase of Company's convertible notes	-	(92)
Amortization of stock-based compensation	670	-
Company's shares in losses of an affiliate	492	91
Amortization of other long-term assets	2,452	1,483

Loss (gain) on sale of investment in an affiliate	427	(1,720)
Other	153	12
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	8,016	(10,169)
Decrease (increase) in prepaid expenses and other receivables	5,772	(2,060)
Decrease in inventories	22,373	2,803
Increase (decrease) in accounts payable, accrued expenses and other
long-term liabilities	(14,667)	3,300

Net-cash - operating activities	(2,223)	(1,258)

CASH FLOWS - INVESTING ACTIVITIES
Purchase of fixed assets	(1,974)	(5,177)

Investment in other long-term assets	-	(1,250)
Investments, deposits and securities, net	-	970
Proceeds from sale of subsidiary's operations	-	144

Proceeds from sale of an investment in an affiliate	-	1,720
Investment in an affiliate	-	(151)

Payment for business acquired (Appendix A)	-	(1,286)

Proceeds from sale of Industrial operations	4,407	-

Net-cash - investing activities	2,433	(5,030)

CASH FLOWS - FINANCING ACTIVITIES

Purchase of convertible notes	-	(16,770)

Proceeds from exercise of options	-	686
Repayment of liability to Coherent	-	(347)

Repayment of subordinated notes	(8,296)	-
Increase in short-term bank debt, net	9,145	16,599

Net-cash - financing activities	849	168

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,059	(6,120)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	18,106	31,400

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$19,165	$25,280

CASH PAID DURING THE PERIOD IN RESPECT OF:

Income taxes	$99	$289

Interest	$5,683	$4,989

(1)     Including finished goods used in operations.

The accompanying notes are an integral part of these consolidated financial statements.

LUMENIS LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the six months ended June 30,
	2003	2002
	(Unaudited)
Appendix A - Payments for business acquired

Current assets	$-	$259
Goodwill and other intangibles	-	(2,098)
Liability in respect to acquisition	-	553
	$-	($1,286)

Appendix B - Non-cash activities

Isuuance of shares in settlement of litigation	$-	$3,929

Reprurchase of convertible notes	$-	$323

Proceeds of sale of Industrial operation in Escrow Account	$1,300	$-

Sales of investment in an affiliate for settlement of debt	$943	$-

The accompanying notes are an integral part of these consolidated financial statements.

LUMENIS LTD.NOTES
TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 1—GENERAL

A.	As described in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002 (the “2002 Form 10-K”) the Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders’ equity. To finance the Coherent Medical Group (“CMG”) acquisition, ongoing working capital needs and the refinancing of the Company’s convertible subordinated notes the Company and certain of its subsidiaries entered into various financing arrangements with Bank Hapoalim, B.M. (the “Bank”). The outstanding short-term and long-term financing obtained from the Bank, as of June 30, 2003, amounts to $208,674. On February 6, 2003 the Company and the Bank signed a new financing arrangement, effective as of December 31, 2002, which extended the Company’s existing revolving credit agreement to December 31, 2003 and increases the amount available under the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003. On June 23, the Bank extended the commitment under the revolver of $50,000 until December 31, 2003. In addition, the new arrangement replaced a debt coverage ratio covenant with a minimum EBITDA amount, as defined , which will be computed at the end of each fiscal quarter of 2003. The Company has met the minimum EBITDA amount for the first and second quarter of 2003, as amended. Based on management’s current estimates, the Company does not expect to be in compliance with the existing covenant for the rest of 2003 or to meet its obligations with respect to the principal payments due to the Bank according to the existing repayment schedule. Should the Company be unable to modify its agreements with the Bank, the Bank could accelerate the repayment of the loans.

In order to restore the Company to profitability and positive cash flow from operating activities, the Company has substantially completed a detailed restructuring plan to adjust significantly its expense level to the current revenue run rate. Additionally the Company is working on resolving internal supply chain issues that have had an adverse effect on revenues. Once the restructuring plan is complete, management is of the opinion that it will be able to renegotiate the terms of the loans with the Bank including revising the principal repayment schedule, the required level of the revolving line of credit and modification of the covenants. The Company believes that its restructuring plan can be effectively implemented and will bring the Company to profitability. The Company also believes that it will be able to reach an agreement with the Bank and that together with its internally generated funds, available cash and funds available under the new Bank agreements will be sufficient to meet the Company’s presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure, cost of the implementation of the restructuring plan and debt payment requirements.

The Company is party to various legal proceedings, including an investigation by the United States Securities and Exchange Commission (“SEC”), as described in Note 7 “Commitments and Contingent Liabilities”.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 1—GENERAL (Cont.)

B.	On April 21, 2003, the Company’s subsidiary, Spectron Laser Systems Limited (“Spectron”), signed a definitive agreement to sell its principal assets for $6,300 in cash, subject to adjustment, and the assumption of certain liabilities. In connection with the sale the Company reported a loss of $3,689 of which a loss of approximately $627 relates to future estimated discounted net lease payments on two abandoned facilities, and approximately $691 relates to fixed assets write-off for which had no alternative future use. Spectron is accounted for as a discontinued operation and accordingly, Spectron is excluded from results of continuing operations for all periods presented.

The following are the net revenues and operating (loss) which are reported as part of the discontinued operations:

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	Unaudited
Net revenues	$868	$3,101	$3,624	$5,560
Operating income (loss)	(103)	(298)	84	(397)

C.	On March 28, 2003 the Company commenced a voluntary stock option exchange program (the “Offer”). Under the program, eligible participants were all current employees of the Group as well as members of the Company’s Medical Advisory Board holding outstanding options to purchase Ordinary Shares of the Company, which have an exercise price per share of $6.00 or more (“Eligible Options”). Members of the Board of Directors were not entitled to participate in this program. Eligible Options were cancelled in exchange for new options (“New Options”) based on a ratio of one New Option for each three Eligible Options with an exercise price of $6.00 -$14.99, and one New Option for each four Eligible Options with an exercise price of $15 or more. The New Options will vest in four equal installments every six months over a 24-month period from the date of grant. Pursuant to the Offer, on May 12, 2003 the Company accepted for exchange from 481 tendering eligible participants and cancelled 3,160,141 Eligible Options to purchase Ordinary Shares, representing approximately 76% of the options that were eligible to be tendered in the Offer. In exchange for the cancelled options, on May 12, 2003 the Company granted the tendering Eligible Participants New Options to purchase a total of 912,422 ordinary shares at an exercise price of $1.77, the May 12, 2003 market price.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

    A.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Lumenis Ltd. (the “Company”) and its subsidiaries (collectively “the Group”) as of June 30, 2003 and for the three month and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2002 Form 10-K. The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

    B.        STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the Group has elected to adopt SFAS No. 123 effective January 1, 2003, for all prospective option grants, modification or settlements. Based on current compensation programs the Group estimates that the adoption of SFAS No. 123 will result in a non-cash charge to earnings of up to approximately $1,000 for the year ending December 31, 2003. Stock-based compensation expenses for the three month and six month periods ended June 30, 2003 amounted to approximately $670.

For all prior periods, the Group accounted for employee stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and the related FASB interpretations. Pursuant to those accounting pronouncements, the Group recorded compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. The Group accounts for stock-based compensation to consultants in accordance with SFAS No. 123 “Accounting for Stock Based Compensation” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

    C.        STOCK-BASED COMPENSATION (Cont.)

The following table illustrates the effect on net loss and loss per share if the Group had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation for the corresponding periods presented:

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	Unaudited
Net loss	($33,264)	($2,829)	($40,182)	($ 3,472)
Add: amortization of deferred
compensation related to
employee stock options
included in consolidated
statements of operations	670	-	670	-
Deduct: amortization of
deferred compensation at
fair value	4,032	5,408	9,762	10,834

Pro forma net loss	($36,626)	($8,237)	($49,274)	($14,306)

Loss per share
Basic and diluted - as reported	($ 0.89)	($ 0.08)	($ 1.08)	($ 0.09)

Basic and diluted - pro forma	($ 0.98)	($ 0.22)	($ 1.32)	($ 0.39)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model assuming 0% dividend yield and with the following weighted-average assumptions:

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Average risk-free interest rates	1.6%	1.8%	1.6%	1.8%
Average expected life (in years)	3	3	3	3
Volatility	100%	100%	100%	100%

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 2 — SIGNIFICANT ACCOUNTING POLICIES (Cont.)

    D.        PRODUCT WARRANTY

Accrued warranty costs are recorded at the time of sale based on the Group’s experience and management’s estimates. Changes in warranty provision during the three month and six month periods ended June 30, 2003 were as follows:

Warranty provision as of March 31, 2003	$8,610
Payments made under warranty	(2,400)
Increase in product warranty provision for current year	2,730

Warranty provision as of June 30, 2003	$8,940

Warranty provision as of December 31, 2002	$9,489
Payments made under warranty	(4,804)
Increase in product warranty provision for current year	4,255

Warranty provision as of June 30, 2003	$8,940

    E.        NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, which rescinds and amends several pronouncements, including SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishments of debt. Due to the adoption of SFAS No. 145 the Company reclassified the $92 extraordinary gain incurred during the six month period ended June 30, 2002 from repurchasing its convertible notes into finance expenses.

In September 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”, which will be effective for interim periods beginning after June 15, 2003. The scope of EITF 00-21 deals with how a company should recognize revenue when it sells multiple products or services to a customer as part of an overall solution. In general, EITF 00-21 provides the following broad criteria for recognizing revenue in multiple element arrangements: (i) revenue should be recognized separately for separate units of accounting; (ii) revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is complete; and (iii) consideration should be allocated among separate units of measure of accounting in an arrangement based on their relative fair values. The Company does not expect the adoption of EITF 00-21 to have a material effect on its consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and to provide certain disclosures. The recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial statements.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 2 — SIGNIFICANT ACCOUNTING POLICIES (Cont.)

    E.        NEW ACCOUNTING PRONOUNCEMENTS (Cont.)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 classifies entities into two groups: (1) those for which voting interests are used to determine consolidation; and (2) those for which other interests (variable interests) are used to determine consolidation. FIN 46 deals with the identification of Variable Interest Entities (“VIE”) and the business enterprise which should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 will become effective at the beginning of the first interim reporting period that starts after July 1, 2003. The Company is still evaluating the effect of this pronouncement on its consolidated financial statements mainly with respect to its investment in Aculight UK limited.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial results.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003,and is not expected to have a material impact on the Company’s financial results.

    F.        RECLASSIFICATION

Certain prior period balances have been reclassified to conform to current period presentation.

Note 3 — TRADE RECEIVABLES

The trade receivables as of June 30, 2003 and December 31, 2002 are presented net of allowance for doubtful accounts of $17,834 and $17,689, respectively and provision for returns of $2,729 and $4,550, respectively.

Note 4 — INVENTORIES

Inventories are composed of the following:

	June 30, 2003	December 31, 2002
	(Unaudited)
Raw materials	$11,764	$21,057
Work in process	9,008	13,154
Finished products	34,113	48,651

	$54,885	$82,862

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 5 — SEGMENT INFORMATION

    A.        REPORTABLE SEGMENTS

Commencing January 1, 2002, the Company began to evaluate its business on four seperate business units, as follows: Aesthetics, Ophthalmic, Surgical and Other. Due to several organizational changes, commencing in January 1, 2003, the Company again reorganized its business based on three seperate business units as follows: Aesthetics, Medial, and other. Medical includes the Surgical and Ophthalmic operations. All 2002 data have been restated to reflect such changes. These business units are identified as operating segements in accordance with SFAS No. 131, ”Disclosure of an Enterprise and Related Information”. The information evaluated by the Company's senior management in deciding how to allocate resources to these segments is net revenues and gross profit.

	For the three months ended June 30, 2003 (Unaudited)
	Aesthetics	Medical	Other	Consolidated
Net Revenues	$22,731	$28,410	$16,979	$68,120
Gross Profit	8,533	6,015	2,872	17,420
Un-allocated expenses				41,778

Operating loss				($24,358)

	For the three months ended June 30, 2002 (Unaudited)
	Aesthetics	Medical	Other	Consolidated
Net Revenues	$41,213	$31,808	$16,843	$89,864
Gross Profit	28,825	15,751	5,570	50,146
Un-allocated expenses				50,336

Operating loss				($ 190)

	For the six months ended June 30, 2003 (Unaudited)
	Aesthetics	Medical	Other	Consolidated
Net Revenues	$52,146	$57,014	$36,365	$145,525
Gross Profit	26,745	19,500	7,505	53,750
Un-allocated expenses				80,606

Operating loss				($26,856)

	For the six months ended June 30, 2002 (Unaudited)
	Aesthetics	Medical	Other	Consolidated
Net Revenues	$78,374	$60,865	$34,288	$173,527
Gross Profit	54,549	29,440	10,612	94,601
Un-allocated expenses				91,557

Operating loss				$ 3,044

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 5 — SEGMENT INFORMATION (Cont.)

    B.        GEOGRAPHIC INFORMATION:

        The following presents net revenues based on the location of the customer:

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	Unaudited
Net Revenues
Americas	$29,951	$46,892	$65,818	$91,197
Europe	14,785	14,867	31,420	30,728
Asia	22,829	26,898	47,222	49,648
Israel	555	1,207	1,065	1,954

Consolidated	$68,120	$89,864	$145,525	$173,527

	June 30, 2003	December 31, 2002
	(Unaudited)
Long-Lived Assets
North America	$106,822	$108,934
Europe	10,018	11,399
Asia	758	728
Israel	6,051	4,906

Consolidated	$123,649	$125,967

    C.        ALLOCATION OF GOODWILL BETWEEN REPORTABLE SEGMENTS:

	June 30, 2003	December 31, 2002
	(Unaudited)
Aesthetics	$28,216	$28,216
Medical	33,043	33,043
Other	26,780	26,780

Consolidated	$88,039	$88,039

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 6 — FINANCING ACTIVITIES

The outstanding short-term and long-term financing obtained from the Bank, as of June 30, 2003, amounts to $208,674.

On February 6, 2003 the Company and the Bank signed a new financing arrangement, effective as of December 31, 2002, which extended the Company’s existing revolving credit agreement to December 31, 2003; increases the amount available under the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provides for an interest rate on the $15,000 increase of LIBOR plus 3%; defers the loan amortization of a $10,000 principal payment due April 2003; and amends certain covenants in the loan agreements. In addition the new arrangement waived the covenants requirement for the quarter ending December 31, 2002 and replaced the debt coverage covenant with minimum EBITDA amounts, as defined in the Bank agreements, which will be computed at the end of each fiscal quarter of 2003 cumulatively, as follows: Q1- $5,000, Q2- $18,400, Q3- $30,400 and Q4- $50,100. The Company has met the minimum EBITDA amount for the first quarter of 2003, as amended. In connection with the above-mentioned agreement the Company re-priced the 1,136,300 outstanding options owned by the Bank to the then current market price and granted an additional 275,000 options at the then current market price. Additionally the Company paid the Bank a $200 fee.

During June 2003 the Company and the Bank had amended certain terms of its financing arrangements described above. The amendments extend the $50,000 available under its revolver until December 31, 2003, and modify certain covenants and other terms and provisions in its loan agreements. The Company has agreed that it will use the net proceeds, or at least $3,000, from the sale of its industrial laser business to prepay a portion of the October payment by July 31, 2003. Subsequently, based on an understanding with the Bank, this prepayment requirement was waived. Additionally the Company paid the Bank a $200 fee. Under its loan agreements as amended the Company is required to maintain a minimum EBITDA amount, as defined in the Bank agreements, on a cumulative basis at the end of each quarter in 2003. For the second quarter 2003 the cumulative minimum EBITDA amount is $5,000, for the third quarter $17,000 and for the full year $36,700. The Company has met the minimum EBITDA amount for the second quarter of 2003, as amended. See Note 1.A above.

Note 7 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to various legal proceedings incident to its business. Except for the legal proceedings described below, as to which there have been developments since the prior descriptions thereof in the “Legal Proceedings” section and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K, and the “Legal Proceedings” section and note 7 to the Consolidated Financial Statements in the Form 10-Q for the quarterly period ended March 31, 2003 (to which reference is made for descriptions of additional legal proceedings as to which there have been no material changes since the filing of the 2002 Form 10-K or the Form 10-Q for the quarterly period ended March 31, 2003), there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position.

On or around February 28, 2003, a lawsuit was filed on behalf of Aqua Fund, L.P. and certain other purchasers of Lumenis securities in the United States District Court for the Northern District of Illinois. The named defendants are the Company, Yacha Sutton (the Company’s former Chief Executive Officer) and Sagi Genger (the Company’s former Chief Operating Officer). The complaint generally alleges that the defendants violated U.S. Federal securities laws by making material misrepresentations and/or omissions, and also includes claims for common law fraud and negligence. The complaint alleges that, at various times during the period from September 17, 2001 through February 27, 2002, plaintiffs purchased the Company’s securities in reliance on such statements, and suffered economic loss as a result. The Company was served with a summons and complaint in this action in June 2003, and is required to move or answer by September 2, 2003. The Company believes that all of the allegations and claims are baseless, and the Company intends to vigorously defend against them.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 7 — COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

During March, April and May 2002, eight purported class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of purchasers of Lumenis securities between January 7 and February 28, 2002 (the “Class Period”). The named defendants include, in addition to the Company, Prof. Jacob A. Frenkel (the Chairman of the Board of Directors of the Company), Yacha Sutton, Sagi Genger and Asif Adil (the Company’s former Executive Vice President — Business Operations and acting Chief Financial Officer). The complaints generally allege that the defendants violated U.S. Federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company’s securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about the Company’s operations even as the Company knew it was being investigated by the SEC and that its distributors had been contacted by the SEC.

The Company has been served with a summons and complaint in some but not all of these actions. By order dated June 18, 2003, the Court consolidated the nine actions, appointed a lead plaintiff and approved selection of lead plaintiffs’ counsel. The plaintiffs are presently required to file their consolidated complaint by August 29, 2003, and the Company has until October 31, 2003 to move or answer with respect to the consolidated complaint. Subject to review and evaluation of the consolidated complaint that is filed, the Company currently intends to file a motion to dismiss for failure to state a claim and failure to plead fraud with particularity as required by the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure.

In May 2002, another purported class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s securities between August 2, 2001 and May 7, 2002 (the “Extended Class Period”). In addition to the Company, the named defendants include Prof. Jacob A. Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaint alleges that the defendants violated U.S. Federal securities laws by making a series of material misrepresentations to the market during the Extended Class Period regarding the Company’s financial performance, successful execution of its business plan and strong demand for the Company’s products, thereby artificially inflating the price of Lumenis securities. The Company has not been served with a summons and complaint in this action. By order dated June 18, 2003, this action was consolidated with the other purported class action lawsuits described above.

The Company believes that all the allegations and claims in all of the above purported class action lawsuits are baseless, and the Company intends to vigorously defend against them.

On February 11, 2002, the Company filed a petition with the Bailiff’s Court of Horsholm, Denmark, requesting that an interim injunction be granted against two competing products, which are manufactured by Danish Dermatological Development A/S, a Danish company (“DDD”). DDD filed its statement of defense in July 2002, to which the Company answered in September 2002. Additionally, DDD has filed oppositions in the European and Danish Patent Offices against the Company’s European IPL Patent and Danish Utility Model Patents, which are the basis for the Company’s request for an interim injunction. After a hearing on the European patent opposition on March 25, 2003, the European Patent Office revoked the Company’s European IPL Patent. The Company has filed an appeal of this ruling. The Company currently expects that its petition for an interim injunction against DDD in Denmark will be heard in late 2003. The parties have held preliminary settlement discussions, and the Company presently expects to continue those discussions.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 7 — COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

On September 12, 2002, the Company filed a claim in the Tel Aviv — Jaffa District Court against Syneron Medical Ltd. and Messrs. Shimon Eckhouse, Michael Kreindel, Mark Aronovitz, and Avner Lior. (the “Syneron Defendants”). Hans Edel, who had originally been named as a defendant, was struck from the claim on April 30, 2003, as per the Company’s motion to the court.. The Company alleges that the Syneron Defendants, all former employees of the Company, used confidential business information and technology gained during their work at the Company, for the production and distribution of products essentially similar to the Company’s products for hair removal and skin treatment (the “Copied Products”). The Company also alleges that Syneron Medical Ltd. and the Syneron Defendants (collectively the “Defendants”) used information with regard to the Company’s distributors and customers for the purpose of marketing the Copied Products. The Company is seeking the following remedies against the Defendants: a permanent injunction restraining the Defendants from using any business information or technology or trade secrets of the Company, a mandatory injunction ordering the Defendants to demolish all of the Copied Products that were produced by the Defendants, an order for the delivery of accounts, the appointment of a receiver and a monetary judgment in the amount of approximately $6,250. On October 20, 2002, the Defendants filed their Statement of Defense in which they denied the Company’s claims, pleading, inter alia, that the Company’s Intense Pulsed Light technology (the “IPL Technology”) is within the public domain; that the Company has no intellectual property rights in it; and that, consequently, the Defendants’ technology (the “ELOS Technology”) does not breach the Company’s rights in its IPL Technology. In addition, the Defendants pleaded, that there is no similarity between the ELOS Technology and the IPL Technology. On November 4, 2002, the Company filed its response to the Defendants’ Statement of Defense. In its response, the Company claimed, inter alia, that the Defendants are prohibited from pleading that the Company does not have any intellectual property rights in the IPL technology, due to the fact that the Defendants themselves assisted the Company in registering patents which constitute the Company’s intellectual property in the IPL technology. As part of the pre-trial proceedings, the parties have served on each other numerous discovery requests. By mutual agreement, the parties completed the aforementioned pre-trial proceedings on June 9, 2003. The Defendants have filed a motion to dismiss the Company’s claims, and the Company has filed a motion to strike certain parts of the Defendants’ statement of defense. The parties’ motions are pending before the court, and a pre-trial hearing is scheduled for September 7, 2003.

On September 20, 2002, Lumenis Inc. filed a lawsuit against Syneron Inc. (Canada), Syneron Inc. (Delaware), and certain former Lumenis employees, Brian D. Lodwig, J. Scott Callihan, Mark Lazinski, and Stephen Harsnett, in the Superior Court of California for the County of Santa Clara for breach of contract, intentional interference with prospective economic advantage, misappropriation of trade secrets, breach of duty of loyalty, conspiracy, unjust enrichment, and unfair competition, seeking unspecified damages and injunctive relief. Lumenis Inc.‘s request for expedited discovery was granted by the court, and Lumenis served initial discovery demands. On or about October 22, 2002, Syneron Inc. (Canada) filed a motion to quash service upon it for lack of personal jurisdiction. This motion was granted by the court in January 2003, and Syneron Inc. (Canada) was dismissed as a defendant. On or about October 25, 2002, Lumenis Inc. filed an amended complaint adding former Lumenis Inc. employee David J. Maslowski as a defendant in the action. On or about December 4, 2002, the defendants filed answers to the amended complaint. In addition, Syneron Inc. (Delaware) filed a cross-complaint alleging various claims related to unfair trade practices and competition, and two of the individual defendants filed cross-complaints alleging various claims related to unpaid commissions. Lumenis believes the cross-claims are wholly without merit and will vigorously defend against them. Discovery has commenced, and the Court has ordered that the parties attend mediation not later than August 28, 2003. A trial date has not been set.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 7 — COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

On October 28, 2002, Lumenis Ltd. and Lumenis Inc. (collectively, “Lumenis”) filed a complaint in the United States District Court for the Central District of California alleging that Syneron Medical Ltd., Syneron Inc. and Syneron Canada Corp. (collectively “Syneron”) are infringing six U.S. patents held by Lumenis by, inter alia, selling Syneron’s Aurora DS and Aurora SR devices. Lumenis is seeking a temporary restraining order and a preliminary and permanent injunction against further infringement as well as an award of as yet undetermined damages and lost profits resulting from Syneron’s infringement and Lumenis’ attorneys’ fees and costs. Oral argument on the request for a temporary restraining order and preliminary injunction was held on November 1, 2002. Citing the complexity of the patent issues involved, the court declined to grant the Company’s request for a temporary restraining order. The court granted the Company’s request for expedited discovery, and ordered the appointment of an independent expert to advise the court on the patent infringement issues raised by the lawsuit. A technical expert has been appointed to assist the court, and the Company’s request for a preliminary injunction was heard on June 16, 2003. On July 11, 2003, the court entered its ruling, and on August 5, 2003, the court entered its order (the “Order”), inter alia, granting the Company’s motion for a preliminary injunction based on Claim 3 of U.S. Patent No. 5,683,380. The Order enjoins Syneron Medical Ltd. and Syneron Inc., and their officers, agents, servants, employees and attorneys, and those persons in active concert or participation with them who receive actual notice of the Order, from using gel with Syneron’s Aurora DS, SR and DS/SR devices, and from selling and offering for sale the Aurora devices for use with gel. The court did not enjoin use of the Aurora devices with water. The court denied the Company’s motion as to U.S. Patent Nos. 5,405,368 and 6,174,325. On August 15, 2003 the Company posted a bond in the amount of $400 in accordance with the Order.

On October 24, 2002, Lumenis Inc. filed a complaint in the United States District Court for the Northern District of California (the “Federal Action”) against Palomar Medical Technologies, Inc. (“Palomar”) and the General Hospital Corp. (“General”). The complaint seeks a declaratory judgment that two U.S. patents, which are owned by General and sublicensed by Palomar to Lumenis Inc. pursuant to a 1998 license agreement (the “License Agreement”), are invalid and/or unenforceable and/or are not infringed by Lumenis. The Company served its complaint on Palomar and General on February 24, 2003. Palomar filed a motion for transfer of the Federal Action to Massachusetts. On July 15, 2003, the court denied Palomar’s motion. The “Markman Hearing” on claim interpretation is currently scheduled for February 3, 2004.

In connection with the Federal Action, Lumenis has ceased payment of royalties under the License Agreement. In response, Palomar filed a complaint on October 29, 2002 against Lumenis Ltd., Lumenis Inc., ESC Medical Systems Ltd., ESC Medical Systems Inc. and “ESC/Sharplan Laser Industries Ltd.” (collectively, “Lumenis”) in the Superior Court of the Commonwealth of Massachusetts. The complaint alleges that Lumenis has breached the License Agreement by failing to make certain royalty payments, that Lumenis’ actions have breached the implied covenant of good faith and fair dealing arising with respect to the License Agreement and that Lumenis’ actions constitute unfair and deceptive trade practices in violation of M.G.L., Chap. 93A, Sections 2 and 11. Palomar seeks an award of unspecified compensatory damages, a trebling of such damages, its costs and attorneys’ fees and pre-judgment interest. The complaint was served on Lumenis on May 7, 2003. The parties are continuing settlement discussions.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 7 — COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

On September 30, 2002, an action was filed by Mr. Asif Adil, the Company’s former Executive Vice President — Business Operations and acting Chief Financial Officer, in the Superior Court of New Jersey, Somerset County; Law Division against the Company and Prof. Jacob A. Frenkel , Yacha Sutton and Sagi Genger. The complaint alleges, among other things, that the Company removed Mr. Adil from these positions and terminated his employment in retaliation for his report to the Company of alleged accounting and disclosure irregularities. The action seeks, among other things, compensatory damages and reinstatement of his employment. The Company believes that the claims are without merit, and the Company intends to defend itself vigorously. On October 29, 2002, the defendants removed the action to the United States District Court for the District of New Jersey (the “District Court”). On November 13, 2002, Mr. Adil filed a first amended complaint in the District Court, adding Lumenis Inc. as a defendant in the action. During January 2003, the defendants moved to dismiss the first amended complaint, and Mr. Adil filed an opposition to the defendants’ motion. The motion was heard April 7, 2003, and the judge dismissed Mr. Adil’s claims of “unemployability” and his claim that the defendants improperly refused to allow him to retain qualified counsel of his choice in the securities class action lawsuits in which Mr. Adil is a named defendant. In addition, the judge dismissed Adil’s claim of breach of his employment agreement as to the individual defendants only (Prof. Jacob A. Frenkel, Yacha Sutton and Sagi Genger). Mr. Adil’s remaining claims were transferred to the United States District Court in Boston, Massachusetts, which has exclusive jurisdiction to hear claims under Mr. Adil’s employment agreement with the Company. In June 2003, the Company and Sagi Genger answered the first amended complaint, generally denying all of the allegations and all of Mr. Adil’s claims. On August 11, 2003, Yacha Sutton and Prof. Jacob A. Frenkel answered the first amended complaint, generally denying all of the allegations and all of Mr. Adil’s claims against them. Substantive discovery has not commenced, and a trial date has not been set.

On March 27, 2003, Diodem, LLC filed a complaint in the United States District Court for the Central District of California against Lumenis Inc., Lumenis Ltd., Continuum, American Dental Technologies, Inc. and BT, Inc., alleging infringement of four U.S. patents owned by Diodem in the field of surgical laser technology. On May 5, 2003, Diodem filed its First Amended Complaint containing substantially similar allegations, against Lumenis Inc., Lumenis Ltd., American Medical Technologies, Inc., Biolase Technologies, Inc., OpusDent Inc., and HoyaConBio. The complaint seeks, inter alia, injunctive relief and unspecified damages. The Company was served with the First Amended Complaint, and filed its answer on July 8, 2003, generally denying all of the allegations and asserting numerous affirmative defenses. The Company believes the claims against it are without merit, and intends to vigorously defend against them.

On July 23, 2003, William P. Young, DVM, filed a complaint in the United States District Court for the Southern District of Ohio, Eastern Division, against Lumenis Inc., alleging infringement of one U.S. method patent owned by Dr. Young in the field of veterinary laser surgery. The complaint seeks, inter alia, injunctive relief and unspecified damages. The Company has not been served with a summons and complaint in this action. The Company believes the claims against it are without merit, and if served with a summons and complaint, intends to vigorously defend against them.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 7 — COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. (“Trimedyne”) in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks, inter alia, an injunction enjoining Trimedyne’s infringement, damages, costs and attorneys’ fees. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis’ material allegations of infringement and asserting counterclaims, inter alia, seeking a declaratory judgment that Trimedyne is not infringing the Lumenis patents and a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130 under a 1994 patent license. Trimedyne also alleges generally that Lumenis violated certain antitrust, trade libel and trade practices laws; and that certain Lumenis products infringe Trimedyne’s patents. Trimedyne seeks, inter alia, an injunction enjoining Lumenis Inc. from the allegedly wrongful acts, unspecified damages and a trebling of such damages, disgorgement of profits, unspecified punitive damages, a refund of the alleged royalty overpayment, and costs and attorneys fees. On April 29, 2002, the Company moved to: (i) dismiss the federal and state antitrust counterclaims, the counterclaims for trade libel and the counterclaim for tortious interference with prospective economic relationships on the grounds that Trimedyne has failed to state a claim upon which relief can be granted; (ii) dismiss or stay the claims related to the 1994 patent license, as those claims are subject to a compulsory arbitration clause; and (iii) strike certain of the affirmative defenses asserted by Trimedyne. On June 3, 2002, Trimedyne served an amended answer and counterclaims re-asserting all of the claims from its original complaint other than the claims relating to the 1994 patent license. On March 3, 2003, the Court dismissed Trimedyne’s counterclaim for tortious interference with prospective economic relationships, but denied the Company’s motion to dismiss Trimedyne’s other counterclaims. The parties submitted this dispute to mediation, and have signed a letter of intent which resolves the parties’ mutual claims. The Company currently expects to enter into a definitive settlement agreement with Trimedyne during 2003.

On August 19, 2002, Cool Laser Optics, Inc. (“Cool Laser”) commenced an arbitration proceeding before the American Arbitration Association by filing a demand for arbitration claiming that Lumenis Inc. violated an August 1996 patent license agreement (that was entered into by Cool Laser and Coherent Inc. and assigned to Lumenis Inc.) by not paying royalties thereunder respecting sales of Lumenis Inc.‘s LightSheer systems and that as a result the license agreement has been or is terminated and Lumenis Inc.‘s sales of the LightSheer systems constitute infringement of certain of Cool Laser’s U.S. patents. The demand for arbitration seeks an unspecified amount in damages and an injunction against further sales of the LightSheer system. On October 3, 2002, Lumenis Inc. filed and served an answering statement denying the material allegations of the demand for arbitration, denying that the LightSheer system infringes the referenced patents, denying that Lumenis Inc. owes any royalties under the license agreement and denying that Cool Laser has any right to terminate the license agreement. Lumenis Inc.‘s answering statement also asserts that the Cool Laser patents are invalid and unenforceable and that Cool Laser is estopped from asserting them and further asserts that the arbitrators do not have jurisdiction to hear a claim for patent infringement. Lumenis Inc.‘s answering statement seeks, inter alia, the dismissal of all of Cool Laser’s claims with prejudice. The parties recently reached an agreement in principle to settle Cool Laser’s claims, and the arbitration proceeding has been stayed.. The Company currently expects to enter into a definitive settlement agreement with Cool Laser during 2003.

In addition to the actions described above or set forth in the “Legal Proceedings” section and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K, and the “Legal Proceedings” section and note 7 to the Consolidated Financial Statements in the Form 10-Q for the quarterly period ended March 31, 2003, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company’s products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above or in the “Legal Proceedings” section and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K, and the “Legal Proceedings” section and note 7 to the Consolidated Financial Statements in the Form 10-Q for the quarterly period ended March 31, 2003) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material adverse effect on quarterly or annual operating results or cash flows when resolved in a future period.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 7 — COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Finally, the Company also is a defendant in various product liability lawsuits in which the Company’s products are alleged to have caused personal injury to certain individuals who underwent treatments using the Company’s products. The Company is defending itself vigorously, maintains insurance against these types of claims and believes that these claims individually or in the aggregate are not likely to have a material adverse impact on the business, financial condition or operating results of the Company.

As of June 30, 2003 the Company has an accrual of $13,830, reflecting management’s estimate of the Company’s potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003
(In thousands, except share and per share data)

Note 8 — COMPREHENSIVE LOSS

The Company reports components of comprehensive loss in its annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized loss on available for sale marketable equity securities. Total comprehensive loss for the three month and six month periods ended June 30, 2003 and 2002 is as follows:

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	Unaudited
Net loss	($33,264)	($ 2,829)	($40,182)	($ 3,472)
Unrealized loss on available for
sale marketable securities	(15)	-	(90)	-
Foreign currency translation
adjustments	(137)	-	(82)	-

Consolidated	($33,416)	($ 2,829)	($40,354)	($ 3,472)

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

During 2002 the Company faced several operating and cash flow issues arising mainly from the inadequate integration of systems and processes following the Coherent Medical Group (“CMG”) acquisition and lower revenue principally in the U.S. markets for the Company’s Aesthetic business due to the loss of a number of sales people and increased competitive pressure due to new entrants to the market. As a result of these issues, the Company built up high levels of inventory in 2002 that reduced its availability of credit for working capital purposes. In order to address these issues, the Company undertook an inventory reduction program, reduced employment levels to match more closely with the lower expected revenue levels, and arranged additional financing from Bank Hapoalim, B.M. (the “Bank”).

On February 6, 2003 the Company and the Bank signed a new financing arrangement effective as of December 31, 2002 which extended the Company’s existing revolving credit agreement from April 30, 2003 to December 31, 2003; increased the amount available under the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provides for an interest rate on the $15,000 increase of LIBOR plus 3%; deferred the semi-annual loan amortization of $10,000 principal payment due April 2003 under a $100,000 term loan which financed, in part, the CMG acquisition ($5,000 is to be paid in December 2003 and $5,000 in April 2004); and amended certain covenants in the loan agreements. In addition the new arrangement waived compliance with the covenants for the quarter ended December 31, 2002 and replaced the debt coverage covenant with a minimum EBITDA amount, as defined in the Bank agreements, for 2003 of $50,100. The Company has met the minimum EBITDA amount for the first quarter of 2003, as amended. In connection with the new arrangement the Company re-priced the outstanding 1,136,300 options held by the Bank from $20.25 to the then current market price, $1.17, changed the expiration date to April 2008, and granted the Bank an additional 275,000 five-year options exercisable at $1.17. The Company also paid the Bank a $200 fee.

On June 23, the Company and the Bank amended certain terms of its financing arrangements described above. The amendments extend the $50,000 available under its revolver until December 31, 2003, and modify certain covenants and other terms and provisions in its loan agreements. The Company also agreed that it will use the net proceeds, or at least $3,000, from the sale of its industrial laser business to prepay a portion of the October payment by July 31, 2003. Subsequently, based on an understanding with the Bank, this prepayment requirement was waived. Additionally the Company paid the Bank a $200 fee.

Under its loan agreements as amended the Company is required to maintain a minimum EBITDA amount, as defined in the Bank agreements, on a cumulative basis at the end of each quarter in 2003. For the second quarter of 2003 the cumulative minimum EBITDA amount is $5,000, for the third quarter $17,000 and for the full year $36,700. The Company has met the minimum EBITDA amount for the second quarter of 2003, as amended. Based on management’s current estimates, the Company does not expect to be in compliance with the existing covenant for the rest of 2003 or to meet its obligations with respect to the principal payments due to the Bank according to the existing repayment schedule. Should the Company be unable to modify its agreements with the Bank, the Bank could accelerate the repayment of the loans.

In order to restore the Company to profitability and positive cash flow from operating activities, the Company has substantially completed a detailed restructuring plan to adjust significantly its expense level to the current revenue run rate. Additionally the Company is working on resolving internal supply chain issues that have had an adverse effect on revenues. Once the restructuring plan is complete, management is of the opinion that it will be able to renegotiate the terms of the loans with the Bank including revising the principal repayment schedule, the required level of the revolving line of credit and modification of the covenants. The Company believes that its restructuring plan can be effectively implemented and will bring the Company to profitability. The Company also believes that it will be able to reach an agreement with the Bank and that together with its internally generated funds, available cash and funds available under the new Bank agreements will be sufficient to meet the Company’s presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure, cost of the implementation of the restructuring plan and debt payment requirements.

On April 21, 2003, the Company’s subsidiary, Spectron Laser Systems Limited (“Spectron”), signed a definitive agreement to sell its principal assets for $6,300 in cash, subject to adjustment, and the assumption of certain liabilities. In connection with the sale the Company reported a loss of $3,689. Spectron is accounted for as a discontinued operation and accordingly, Spectron is excluded from results of continuing operations for all periods presented.

The discussion and analysis is based on giving retroactive effect to the discontinued operations.

In this Report, unless the context otherwise requires, all references to the “Company”, “Lumenis”, “We” or “Our” are to Lumenis Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 COMPARED WITH THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2002

The Company reported net revenues of $68,120 and $145,525 for the three and six months ended June 30, 2003, respectively, compared to net revenues of $89,864 and $173,527 for the three and six months ended June 30, 2002, respectively. The loss from continuing operations for the three and six months ended June 30, 2003 was $29,472 and $36,577, respectively, or a diluted loss per share from continuing operations of $0.79 and $0.98, respectively, compared to a loss from continuing operations of $2,545 and $3,703 for the three and six months ended June 30, 2002 or a diluted loss per share from continuing operations of $0.07 and $0.10, respectively. The net loss for the three and six months ended June 30, 2003 was $33,264 and $40,182, respectively, or a diluted loss per share of $0.89 and $1.08 , compared with a net loss of $2,829 and $3,472, for the three and six months ended June 30, 2002 or a diluted loss per share of $0.08 and $0.09 per diluted share, respectively.

Commencing January 1, 2002, the Company began to evaluate its business on four seperate business units, as follows: Aesthetics, Ophthalmic, Surgical and Other. Due to several organizational changes, commencing in January 1, 2003, the Company again reorganized its business based on three seperate business units as follows: Aesthetics, Medial, and other. Medical includes the Surgical and Ophthalmic operations. All 2002 data have been restated to reflect such changes. These business units are identified as operating segements in accordance with SFAS No. 131, ”Disclosure of an Enterprise and Related Information”. The information evaluated by the Company's senior management in deciding how to allocate resources to these segments is net revenues and gross profit.

Revenues.     The Company’s net revenues decreased by 24% to $68,120 for the three months ended June 30, 2003 compared to $89,864 for the three months ended June 30, 2002. The Company’s net revenues decreased by 16% to $145,525 for the six months ended June 30, 2003 compared to $173,527 for the six months ended June 30, 2002.By business segment, revenues for the second quarter of 2003 were Aesthetic $22,731, Medical $28,410 and Other $16,979 compared to the revenues in the second quarter of 2002 of Aesthetic $41,213, Medical $31,808 and Other $16,843.

  The decrease in sales reflects mainly the weakness in the aesthetic business particularly in the U.S. due to competitions, the impact of SARS in Asia, and shipment delays particularly of our new ophthalmic products as a result of manufacturing delays and the effect from disruption we experienced in the fourth quarter of 2002 and first quarter of 2003 for the supply of parts for manufacturing and service.

During the quarter, the Company entered into an agreement with WaveLight Laser Technologie AG, pursuant to which the Company serves as the exclusive, independent sales representative in the United States for WaveLight’s Allegretto Wave(TM) refractive excimer laser systems. Sales will not commence until WaveLight receives FDA approval for the Allegretto Wave. The Company also entered into two other agreements with WaveLight, pursuant to which the Company serves as the exclusive distributor in most Asian, European, Latin American and Middle Eastern countries, for the Allegretto Wave refractive excimer laser systems. The agreements have an initial term of five years.

Gross Profit.     Gross profit decreased by 65% to $17,420 for the three months ended June 30, 2003 from $50,146 for the three months ended June 30, 2002. As a percentage of sales the gross profit was 26% in the three months ended June 30, 2003, compared to 56% in the same period in 2002.

Gross profit decreased by 43% to $53,750 for the six months ended June 30, 2003 from $94,601 for the six months ended June 30, 2002. As a percentage of sales the gross profit was 37% in the six months ended June 30, 2003, compared to 55% in the same period in 2002.

As a percentage of sales, gross profit by business segment for the three months ended June 30, 2003 was Aesthetic, 38% Medical 21% and Others 17% compared to gross profit for the three months ended June 30, 2002 of 70%, 50% and 33% respectively. As a percentage of sales, gross profit by business segment for the six months ended June 30, 2003 was Aesthetic 51% Medical 34% and Others 21% compared to gross profit for the six months ended June 30, 2002 of 70%, 48% and 31% respectively.

The decrease in gross profit in the three months ended June 30, 2003 is due to inventory adjustments of $8,900 primarily due to the processing of excess inventory in the second quarter of 2003, which was recovered at a lower value than previously estimated and by the lower aesthetic sales and the mix of sales of lower margin products.

  The decrease in gross profit in the six months ended June 30, 2003 is due to inventory adjustments of $8,900 primarily due to the processing of excess inventory in the second quarter of 2003, which was recovered at a lower value than previously estimated, lower aesthetic sales, mix of sales of lower margin productsand costs associated with the final closure of the Santa Clara manufacturing facilities and the transfer of these activities to Salt Lake City and Israel.

Net revenues and gross profit by business unit for the three and six months ended June 30, 2003 and 2002 were as follows:

FOR THE THREE MONTHS ENDED JUNE 30, 2003

	AESTHETICS	MEDICAL	OTHER	CONSOLIDATED
Net Revenues	$22,731	$28,410	$16,979	$68,120
Gross Profit	$ 8,533	$ 6,015	$ 2,872	$17,420

FOR THE THREE MONTHS ENDED JUNE 30, 2002

	AESTHETICS	MEDICAL	OTHER	CONSOLIDATED
Net Revenues	$41,213	$31,808	$16,843	$89,864
Gross Profit	$28,825	$15,751	$ 5,570	$50,146

FOR THE SIX MONTHS ENDED JUNE 30, 2003

	AESTHETICS	MEDICAL	OTHER	CONSOLIDATED
Net Revenues	$52,146	$57,014	$36,365	$145,525
Gross Profit	$26,745	$19,500	$ 7,505	$ 53,750

FOR THE SIX MONTHS ENDED JUNE 30, 2002

	AESTHETICS	MEDICAL	OTHER	CONSOLIDATED
Net Revenues	$78,374	$60,865	$34,288	$173,527
Gross Profit	$54,549	$29,440	$10,612	$ 94,601

Research and Development, net. Net Research and Development costs decreased by 22% to $5,148 for the three months ended June 30, 2003 from $6,577 in the same period in 2002. As a percentage of sales, Research and Development costs were 8% in the three-month period ended June 30, 2003 compared to 7% in the same period in 2002. Net Research and Development costs decreased by 18% to $10,902 for the six months ended June 30, 2003 from $13,352 in the same period in 2002. As a percentage of sales, Research and Development costs were 7% in the six-month period ended June 30, 2003 compared to 8% in the same period in 2002.

The decrease in Research and Development costs in the three and six months ended June 30, 2003 is due mainly to completion of a number of projects in late 2002 and a cost reduction program implemented last year which eliminated certain staff positions and consolidated office space.

Selling, Marketing and Administrative expenses. Selling, Marketing and Administrative expenses decreased by 7% to $34,301 for the three months ended June 30, 2003 compared to $36,742 for the same period in 2002. As a percentage of sales, Selling, Marketing and Administrative expenses in the three months ended June 30, 2003 were 50% compared to 41% in the same period in 2002. Selling, Marketing and Administrative expenses decreased by 5% to $65,721 for the six months ended June 30, 2003 compared to $69,372 for the same period in 2002. As a percentage of sales, Selling Marketing and Administrative expenses in the six months ended June 30, 2003 were 45% compared to 40% in the same period in 2002. Selling, Marketing, and Administrative expenses for the three month period ended June 30, 2003 included $1,300 for severance for a former executive. Selling, Marketing and Administrative expenses for the six month period ended June 30, 2002 include charge of $3,300 for additional severance costs associated primarily with the relocation of manufacturing operations from the Santa Clara facility. The charge was offset by a reduction in previously provided accruals for items associated with the CMG acquisition.

The decrease in Selling, Marketing and Administrative expenses in the three and six months ended June 30, 2003 were due to lower commissions, reduction of certain marketing expenses and tighter control on administrative expenses such as travel costs, facilities and communication expenses.

The increase in Selling, Marketing and Administrative expenses in the three and six months ended June 30, 2003 as a percentage of sales was mainly attributable to fixed costs over the lower sales in 2003.

Amortization of intangible assets. Amortization of intangible assets, which includes amortization of intangible assets arising from the CMG and the HGM acquisitions amounted to $1,404 and $3,058 in the three and six months ended June 30, 2003, respectively, compared to $1,816 and $3,652 in three and six months ended June 30, 2002, respectively.

The decrease in the amortization in the three and six months ended June 30, 2003 is due to the impairment of intangible assets recorded in the fourth quarter of 2002 and the expiration of the amortization period of certain intangible assets.

Litigation expenses. Litigation expenses amounted to $925 for the three-month and six-month periods ended June 30, 2003, compared to $5,201 for the three and six-month periods ended June 30, 2002, which represented management’s estimate of the Company’s potential exposure relating to certain legal proceedings, claims, litigation and other matters.

Financing expenses, net. For the three and six months ended June 30, 2003, financing expenses were $3,594 and $6,911, respectively, compared to financing expenses of $3,659 and $7,244 in the same periods in 2002, respectively.

The decrease in financing expenses in the three and six months ended June 30, 2003 is mainly due to lower interest costs of $250 and $524, respectively, from the lower balance of the long term bank loan and a loss from hedge transaction of $2,318 and $1,824, respectively, as well as higher an exchange rate gain of approximately $459 in the three months ended June 30, 2003. The decrease was offset in part by an increase of $483 and $742 in amortization of the value of options re-priced as part of the financing agreement in February 2003 with the Bank and amortization of the $4,000 fee paid to with the Bank as part of the financing agreement from August 2002. Also, interest expense three and six months ended June 30, 2003 were higher by $604 and 972 due to the higher rate on the $70,667 long-term loan compared to the subordinated convertible bonds and due to higher outstanding balance and interest rates on the revolving credit.

Income Tax expense.  Income tax expenses in the three and six months ended June 30, 2003 was $1,062 and $2,343, respectively, compared to $416 and $1,132 in the three and six months ended June 30, 2002 respectively. The increase in the tax expense in the three and six months ended June 30, 2003 was due mainly from a provision of $337 and $601 in the three and six months ended June 30, 2003, respectively for the effect of the New Law in Israel.

Company’s share in losses of an affiliate. For the three and six months ended June 30, 2003, the Company’s share in Aculight (UK) Limited’s losses amounted to $483 and $492, respectively, compared to $0 and $91 in the same period in 2002.

Discontinued Operations.  On April 21, 2003, the Company’s subsidiary, Spectron Laser Systems Limited (“Spectron”), signed a definitive agreement to sell its principal assets for $6,300 in cash, subject to adjustment, and the assumption of certain liabilities. In connection with the sale the Company reported a loss of $3,689 of which a loss of approximately $627 relates to future estimated discounted net lease payments on two abandoned facilities, and approximately $691 relates to fixed assets write-off for which had no alternative future use. Spectron is accounted for as a discontinued operation and accordingly, Spectron is excluded from results of continuing operations for all periods presented.

Net Loss. As a result of the foregoing factors, the Company’s net loss was $33,264 and $40,182 for the three and six months ended June 30, 2003 compared to net loss of $2,829 and $3,472 in the same period in 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of June 30, 2003, the Company had cash and cash equivalents of $19,165 compared to $18,106 on December 31, 2002. The increase of $1,059 is mainly attributable to operating activities, investing activities and financing activities as follows:

Operating activities

For the six months ended June 30, 2003, cash used for operating activities was $2,223, attributable mainly to a $21,494 net decrease in operating assets and liabilities that resulted from a decrease in trade receivables of $8,016, decrease in prepaid expenses and other receivables of $5,772 and a decrease in the inventory of $22,373 offseted by a decrease of $14,667 in accounts payable, accrued expenses and other long-term liabilities.

Investing Activities

For the six months ended June 30, 2003, cash provided by investing activities was approximately $2,433 representing $1,974 of investments in fixed assets offset by proceeds of $4,407 from the sale of the industrial operations. The reminder of the proceeds from the sale of Spectron in the amount of approximately of $1,300 will be received no later than November 2003, subject to any final adjustments as per the sales agreement.

Financing Activities

For the six months ended June 30, 2003, cash provided by financing activities was $849. A total of $9,145 was provided by utilizing the available credit with the Bank offset by payments of $8,296 to repay the Company’s subordinated notes to Coherent, Inc.

On February 6, 2003 the Company and the Bank signed a new financing arrangement effective as of December 31, 2002 which extended the Company’s existing revolving credit agreement from April 30, 2003 to December 31, 2003; increased the amount available under the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provides for an interest rate on the $15,000 increase of LIBOR plus 3%; deferred the semi-annual loan amortization of $10,000 principal payment due April 2003 under a $100,000 term loan which financed, in part, the CMG acquisition ($5,000 is to be paid in December 2003 and $5,000 in April 2004); and amended certain covenants in the loan agreements. In addition the new arrangement waived compliance with the covenants for the quarter ended December 31, 2002 and replaced the debt coverage covenant with a minimum EBITDA amount, as defined in the Bank agreements, for 2003 of $50,100. The Company has met the minimum EBITDA amount for the first quarter of 2003, as amended. In connection with the new arrangement the Company re-priced the outstanding 1,136,300 options held by the Bank from $20.25 to the then current market price, $1.17, changed the expiration date to April 2008, and granted the Bank an additional 275,000 five-year options exercisable at $1.17. The Company also paid the Bank a $200 fee.

On June 23, the Company and the Bank amended certain terms of its financing arrangements described above. The amendments extend the $50,000 available under its revolver until December 31, 2003, and modify certain covenants and other terms and provisions in its loan agreements. The Company also agreed that it will use the net proceeds, or at least $3,000, from the sale of its industrial laser business to prepay a portion of the October payment by July 31, 2003. Subsequently, based on an understanding with the Bank, this prepayment requirement was waived. Additionally the Company paid the Bank a $200 fee.

Under its loan agreements as amended the Company is required to maintain a minimum EBITDA amount, as defined in the Bank agreements, on a cumulative basis at the end of each quarter in 2003. For the second quarter of 2003 the cumulative minimum EBITDA amount is $5,000, for the third quarter $17,000 and for the full year $36,700. The Company has met the minimum EBITDA amount for the second quarter of 2003, as amended. Based on management’s current estimates, the Company does not expect to be in compliance with the existing covenant for the rest of 2003 or to meet its obligations with respect to the principal payments due to the Bank according to the existing repayment schedule. Should the Company be unable to modify its agreements with the Bank, the Bank could accelerate the repayment of the loans.

In order to restore the Company to profitability and positive cash flow from operating activities, the Company has substantially completed a detailed restructuring plan to adjust significantly its expense level to the current revenue run rate. Additionally the Company is working on resolving internal supply chain issues that have had an adverse effect on revenues. Once the restructuring plan is complete, management is of the opinion that it will be able to renegotiate the terms of the loans with the Bank including revising the principal repayment schedule, the required level of the revolving line of credit and modification of the covenants. The Company believes that its restructuring plan can be effectively implemented and will bring the Company to profitability. The Company also believes that it will be able to reach an agreement with the Bank and that together with its internally generated funds, available cash and funds available under the new Bank agreements will be sufficient to meet the Company’s presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure, cost of the implementation of the restructuring plan and debt payment requirements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in Lumenis’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

CAUTIONARY STATEMENTS

Certain statements made in this Report or made in press releases or in oral presentations made by the Company’s employees or agents reflect the Company’s estimates and beliefs and are intended to be, and are hereby identified as, “forward looking statements” for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company’s forward looking statements. These factors include, but are not limited to, the following:

  The Company is being investigated by the U.S. Securities and Exchange Commission (see Part II, Item 1- “Legal Proceedings”, below) and has been named as a defendant in several class action lawsuits alleging misrepresentations made in violation of the securities laws.

  The Company is undergoing an organizational restructuring process, in order to return to positive earnings and cashflow from operations following poor financial results for the past two years including declining revenue and unanticipated expenses and inventory losses. If the restructuring process is unable to achieve its intended results there will likely be an adverse impact on the Company’s business, operations, results of operations, growth, and the Company’s ability to repay its debts as they come due.

  The Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders’ equity and significant debt service requirements in relation to its current cash and available liquidity. The Company has a $15 million principal payment, which is due by December 31, 2003.

  The Company must control its operating expenses in order to achieve profitability and positive cash flow.

  The Company’s future success depends on its ability to develop and successfully introduce new and enhanced products that meet the needs of its customers.

  The Company’s market is unpredictable and characterized by rapid technological changes and evolving standards, and, if the Company fails to keep up with such changes, its business and operating results will be harmed.

  The market for laser and light based systems for aesthetic and medical applications is relatively new and the Company’s business will suffer if it fails to educate customers or if the market does not develop as we expect.

  The markets in which the Company sells its products are intensely competitive and increased competition could cause reduced sales levels, reduced gross margins or the loss of market share.

  The Company must spend heavily on research and development.

  The Company’s products are subject to U.S., E.U. and international medical regulations and controls, which impose substantial financial costs on it and which can prevent or delay the introduction of new products.

  The Company depends on its facilities in Israel and on its international sales. Many of its customers’ operations are also located outside the U.S.

  Enforcement actions may restrict sales of the Company’s hair removal products in Japan.

  The closure of manufacturing facilities in Santa Clara and their transition to Salt Lake City and Israel might impact the Company’s ability to supply products in a timely manner, which could result in the Company losing sales and customers.

  The Company faces challenges as it integrates new and diverse operations.

  Any acquisitions the Company makes could harm or disrupt its business without bringing the anticipated synergies.

  The Company depends on skilled personnel to operate its business effectively in a rapidly changing market, and if the Company is unable to retain existing personnel or avoid their departure, its ability to develop and sell its products could be harmed.

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

  The long sales cycles for the Company’s products may cause it to incur significant expenses without offsetting revenues.

  If the Company fails to accurately forecast component and material requirements for its products, it could incur additional costs and significant delays in shipments, which could result in loss of customers.

  The Company’s dependence on sole source suppliers for certain components exposes it to possible supply interruptions that could delay or prevent the manufacture of its systems.

  Some of the Company’s medical customers’ willingness to purchase its products depends on their ability to obtain reimbursement for medical procedures using its products and its revenues could suffer from changes in third-party coverage and reimbursement policies.

  Some of the Company’s laser and intense pulsed light (IPL) systems are complex in design and may contain defects that are not detected until deployed by its customers and could lead to product liability claims.

  The Company may be required at any time in the future to implement a product recall.

  The Company does not knowingly use laboratory or manufacturing materials that could be considered hazardous; any accidental or unintentional use of hazardous materials could result in liability for any damages arising from such use or from accidental environmental contamination or injury.

  Conditions in Israel (including terrorism) could affect the Company’s operations, and a catastrophic loss of the Company’s facilities in Israel, or near major earthquake faults in California, would seriously harm its operations and its ability to produce and sell its products.

  The Company faces risks associated with decreased revenues.

  The Company could be de-listed from NASDAQ and become subject to “Penny Stock” Rules in the event the Company’s share price closes below $1.00 for an extended period of time.

  Conditions in Israel affect the Company’s operations and may limit its ability to produce and sell its products.

  The Company’s operations could be disrupted as a result of the obligation of key personnel who hold Israeli citizenship to perform military service.

  The Company receives tax benefits from the Israeli government that may be reduced or eliminated in the future.

  It may be difficult to serve process on the Company’s officers and directors in Israel, or to enforce in Israel a U.S. judgment against the Company, its officers and directors based on U.S. securities laws claims

  The new Israeli Companies Law may cause uncertainties regarding corporate governance.

  In the event of proceedings against former employees, the Company may not be able to fully enforce covenants not to compete and therefore may be unable to prevent competitors from benefiting from the expertise of some of its former employees.

Readers are cautioned not to place undue reliance on forward-looking statements made in this Report, or made in press releases or in oral presentations. Such forward-looking statements reflect management’s analysis only as of the date such statements are made and the Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise subsequently. Readers should carefully review the risk factors set forth above and described elsewhere in this document, more fully set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (“the 2002 Form10-K”) and which may be set forth in other documents the Company files from time to time with the Securities and Exchange Commission.

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

CONDITIONS IN ISRAEL

General

The Company is incorporated under the laws of the State of Israel, and much of its research and development and significant facilities are located in Israel. Accordingly, the Company is directly affected by political, economic and military conditions in Israel. The Company’s operations would be materially adversely affected if major hostilities involving Israel should occur or if trade between Israel and its present trading partners should be curtailed.

Political Conditions

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Additionally, Israel has recently experienced intense violence and terrorism and from time to time in the past, Israel has experienced civil unrest, primarily in the West Bank and in the Gaza Strip administered by Israel since 1967. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed pursuant to which certain territories in the West Bank and Gaza Strip were handed over to the Palestinian administration. The implementation of these agreements with the Palestinian representatives have been subject to difficulties and delays and a resolution of all of the differences between the parties remains uncertain. Beginning in October 2000, there was a significant increase in violence primarily in the West Bank and Gaza Strip, as well as in Israel itself, and negotiations between Israel and the Palestinian representatives cease from time to time. Violence in the region intensified during 2001 and 2002. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon. In November 2002 the National Unity Government was dissolved which was followed by national elections. In January 2003 the “Likud” party won Israel’s general elections and the party’s leader, Ariel Sharon, formed the new Israeli government. The Company cannot predict the political and economic policy to be implemented by the current Israeli government. In May 2003 the U.S. government introduced the “road map” as a starting point for initiating peace talks between Israel and the Palestinians. The Company cannot predict whether any other agreements will be entered into between Israel and its neighboring countries, whether a final resolution of the area’s problem will be achieved, the nature of any resolution of this kind, or whether the recent violence will continue and to what extent this violence will have an adverse impact on Israel’s economic development, on the Company’s operations in the future or what other effects it may have upon the Company.

Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. Although the Company is restricted from marketing the Company’s product in these countries, the Company does not believe that the boycott has had a material adverse effect on the Company’s business. However, a prolonged continuation of the increased hostilities in the region could lead to increased boycotts and further restrictive laws, policies or practices directed towards Israel or Israeli businesses, and these could have a material adverse impact on the Company’s business.

Generally, all male adult citizens and permanent residents of Israel under the age of 45 are obligated, unless exempt, to perform up to 45 days, or longer under certain circumstances, of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances and large numbers of them have been so called over the past few months. Currently, some of the Company’s senior officers and key employees are obligated to perform annual reserve duty. While the Company has operated effectively under these requirements since it began operations, no assessment can be made as to the full impact of such requirements on its workforce or business if hostilities continue, and no prediction can be made as to the effect on the Company of any expansion or reduction of such obligations, particularly if emergency circumstances occur.

The September 11, 2001 terror attacks on the U.S. and the military response by the U.S. and its international allies in Afghanistan and Iraq have created additional uncertainty regarding the state of the U.S. and the world economy. The U.S. military operation against Iraq, increased interest in fighting terrorist activities in the Middle East and around the world, and the effects of the military operation of the U.S. and its international allies against terror on the State of Israel could impact the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has fixed rate debt of approximately $1,383,000. The Company believes that a material decrease in interest rates would not have a material impact on the fair value of this debt. The Company has floating rate debt of approximately $208,674,000, which exposes the Company to potential losses related to changes in interest rates.

The Company has foreign subsidiaries, which sell and manufacture its products in various markets. As a result, the Company’s earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit this exposure by selling and linking its products mostly to the United States dollar.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings incident to its business. Except for the legal proceedings described below, as to which there have been developments since the prior descriptions thereof in the “Legal Proceedings” section and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K, and the “Legal Proceedings” section and note 7 to the Consolidated Financial Statements in the Form 10-Q for the quarterly period ended March 31, 2003 (to which reference is made for descriptions of additional legal proceedings as to which there have been no material changes since the filing of the 2002 Form 10-K or the Form 10-Q for the quarterly period ended March 31, 2003), there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position.

On or around February 28, 2003, a lawsuit was filed on behalf of Aqua Fund, L.P. and certain other purchasers of Lumenis securities in the United States District Court for the Northern District of Illinois. The named defendants are the Company, Yacha Sutton (the Company’s former Chief Executive Officer) and Sagi Genger (the Company’s former Chief Operating Officer). The complaint generally alleges that the defendants violated U.S. Federal securities laws by making material misrepresentations and/or omissions, and also includes claims for common law fraud and negligence. The complaint alleges that, at various times during the period from September 17, 2001 through February 27, 2002, plaintiffs purchased the Company’s securities in reliance on such statements, and suffered economic loss as a result. The Company was served with a summons and complaint in this action in June 2003, and is required to move or answer by September 2, 2003. The Company believes that all of the allegations and claims are baseless, and the Company intends to vigorously defend against them.

During March, April and May 2002, eight purported class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of purchasers of Lumenis securities between January 7 and February 28, 2002 (the “Class Period”). The named defendants include, in addition to the Company, Prof. Jacob A. Frenkel (the Chairman of the Board of Directors of the Company), Yacha Sutton, Sagi Genger and Asif Adil (the Company’s former Executive Vice President — Business Operations and acting Chief Financial Officer). The complaints generally allege that the defendants violated U.S. Federal securities laws by issuing materially false and misleading statements throughout the Class Period that had the effect of artificially inflating the market price of the Company’s securities. The complaints allege that throughout the Class Period, defendants discounted and disputed marketplace rumors about the Company’s operations even as the Company knew it was being investigated by the SEC and that its distributors had been contacted by the SEC.

The Company has been served with a summons and complaint in some but not all of these actions. By order dated June 18, 2003, the Court consolidated the nine actions, appointed a lead plaintiff and approved selection of lead plaintiffs’ counsel. The plaintiffs are presently required to file their consolidated complaint by August 29, 2003, and the Company has until October 31, 2003 to move or answer with respect to the consolidated complaint. Subject to review and evaluation of the consolidated complaint that is filed, the Company currently intends to file a motion to dismiss for failure to state a claim and failure to plead fraud with particularity as required by the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure.

In May 2002, another purported class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s securities between August 2, 2001 and May 7, 2002 (the “Extended Class Period”). In addition to the Company, the named defendants include Prof. Jacob A. Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. The complaint alleges that the defendants violated U.S. Federal securities laws by making a series of material misrepresentations to the market during the Extended Class Period regarding the Company’s financial performance, successful execution of its business plan and strong demand for the Company’s products, thereby artificially inflating the price of Lumenis securities. The Company has not been served with a summons and complaint in this action. By order dated June 18, 2003, this action was consolidated with the other purported class action lawsuits described above.

The Company believes that all the allegations and claims in all of the above purported class action lawsuits are baseless, and the Company intends to vigorously defend against them.

On February 11, 2002, the Company filed a petition with the Bailiff’s Court of Horsholm, Denmark, requesting that an interim injunction be granted against two competing products, which are manufactured by Danish Dermatological Development A/S, a Danish company (“DDD”). DDD filed its statement of defense in July 2002, to which the Company answered in September 2002. Additionally, DDD has filed oppositions in the European and Danish Patent Offices against the Company’s European IPL Patent and Danish Utility Model Patents, which are the basis for the Company’s request for an interim injunction. After a hearing on the European patent opposition on March 25, 2003, the European Patent Office revoked the Company’s European IPL Patent. The Company has filed an appeal of this ruling. The Company currently expects that its petition for an interim injunction against DDD in Denmark will be heard in late 2003. The parties have held preliminary settlement discussions, and the Company presently expects to continue those discussions.

On September 12, 2002, the Company filed a claim in the Tel Aviv — Jaffa District Court against Syneron Medical Ltd. and Messrs. Shimon Eckhouse, Michael Kreindel, Mark Aronovitz, and Avner Lior. (the “Syneron Defendants”). Hans Edel, who had originally been named as a defendant, was struck from the claim on April 30, 2003, as per the Company’s motion to the court.. The Company alleges that the Syneron Defendants, all former employees of the Company, used confidential business information and technology gained during their work at the Company, for the production and distribution of products essentially similar to the Company’s products for hair removal and skin treatment (the “Copied Products”). The Company also alleges that Syneron Medical Ltd. and the Syneron Defendants (collectively the “Defendants”) used information with regard to the Company’s distributors and customers for the purpose of marketing the Copied Products. The Company is seeking the following remedies against the Defendants: a permanent injunction restraining the Defendants from using any business information or technology or trade secrets of the Company, a mandatory injunction ordering the Defendants to demolish all of the Copied Products that were produced by the Defendants, an order for the delivery of accounts, the appointment of a receiver and a monetary judgment in the amount of approximately $6,250,000. On October 20, 2002, the Defendants filed their Statement of Defense in which they denied the Company’s claims, pleading, inter alia, that the Company’s Intense Pulsed Light technology (the “IPL Technology”) is within the public domain; that the Company has no intellectual property rights in it; and that, consequently, the Defendants’ technology (the “ELOS Technology”) does not breach the Company’s rights in its IPL Technology. In addition, the Defendants pleaded, that there is no similarity between the ELOS Technology and the IPL Technology. On November 4, 2002, the Company filed its response to the Defendants’ Statement of Defense. In its response, the Company claimed, inter alia, that the Defendants are prohibited from pleading that the Company does not have any intellectual property rights in the IPL technology, due to the fact that the Defendants themselves assisted the Company in registering patents which constitute the Company’s intellectual property in the IPL technology. As part of the pre-trial proceedings, the parties have served on each other numerous discovery requests. By mutual agreement, the parties completed the aforementioned pre-trial proceedings on June 9, 2003. The Defendants have filed a motion to dismiss the Company’s claims, and the Company has filed a motion to strike certain parts of the Defendants’ statement of defense. The parties’ motions are pending before the court, and a pre-trial hearing is scheduled for September 7, 2003.

On September 20, 2002, Lumenis Inc. filed a lawsuit against Syneron Inc. (Canada), Syneron Inc. (Delaware), and certain former Lumenis employees, Brian D. Lodwig, J. Scott Callihan, Mark Lazinski, and Stephen Harsnett, in the Superior Court of California for the County of Santa Clara for breach of contract, intentional interference with prospective economic advantage, misappropriation of trade secrets, breach of duty of loyalty, conspiracy, unjust enrichment, and unfair competition, seeking unspecified damages and injunctive relief. Lumenis Inc.‘s request for expedited discovery was granted by the court, and Lumenis served initial discovery demands. On or about October 22, 2002, Syneron Inc. (Canada) filed a motion to quash service upon it for lack of personal jurisdiction. This motion was granted by the court in January 2003, and Syneron Inc. (Canada) was dismissed as a defendant. On or about October 25, 2002, Lumenis Inc. filed an amended complaint adding former Lumenis Inc. employee David J. Maslowski as a defendant in the action. On or about December 4, 2002, the defendants filed answers to the amended complaint. In addition, Syneron Inc. (Delaware) filed a cross-complaint alleging various claims related to unfair trade practices and competition, and two of the individual defendants filed cross-complaints alleging various claims related to unpaid commissions. Lumenis believes the cross-claims are wholly without merit and will vigorously defend against them. Discovery has commenced, and the Court has ordered that the parties attend mediation not later than August 28, 2003. A trial date has not been set.

On October 28, 2002, Lumenis Ltd. and Lumenis Inc. (collectively, “Lumenis”) filed a complaint in the United States District Court for the Central District of California alleging that Syneron Medical Ltd., Syneron Inc. and Syneron Canada Corp. (collectively “Syneron”) are infringing six U.S. patents held by Lumenis by, inter alia, selling Syneron’s Aurora DS and Aurora SR devices. Lumenis is seeking a temporary restraining order and a preliminary and permanent injunction against further infringement as well as an award of as yet undetermined damages and lost profits resulting from Syneron’s infringement and Lumenis’ attorneys’ fees and costs. Oral argument on the request for a temporary restraining order and preliminary injunction was held on November 1, 2002. Citing the complexity of the patent issues involved, the court declined to grant the Company’s request for a temporary restraining order. The court granted the Company’s request for expedited discovery, and ordered the appointment of an independent expert to advise the court on the patent infringement issues raised by the lawsuit. A technical expert has been appointed to assist the court, and the Company’s request for a preliminary injunction was heard on June 16, 2003. On July 11, 2003, the court entered its ruling, and on August 5, 2003, the court entered its order (the “Order”), inter alia, granting the Company’s motion for a preliminary injunction based on Claim 3 of U.S. Patent No. 5,683,380. The Order enjoins Syneron Medical Ltd. and Syneron Inc., and their officers, agents, servants, employees and attorneys, and those persons in active concert or participation with them who receive actual notice of the Order, from using gel with Syneron’s Aurora DS, SR and DS/SR devices, and from selling and offering for sale the Aurora devices for use with gel. The court did not enjoin use of the Aurora devices with water. The court denied the Company’s motion as to U.S. Patent Nos. 5,405,368 and 6,174,325. On August 15, 2003 the Company posted a bond in the amount of $400,000 in accordance with the Order.

On October 24, 2002, Lumenis Inc. filed a complaint in the United States District Court for the Northern District of California (the “Federal Action”) against Palomar Medical Technologies, Inc. (“Palomar”) and the General Hospital Corp. (“General”). The complaint seeks a declaratory judgment that two U.S. patents, which are owned by General and sublicensed by Palomar to Lumenis Inc. pursuant to a 1998 license agreement (the “License Agreement”), are invalid and/or unenforceable and/or are not infringed by Lumenis. The Company served its complaint on Palomar and General on February 24, 2003. Palomar filed a motion for transfer of the Federal Action to Massachusetts. On July 15, 2003, the court denied Palomar’s motion. The “Markman Hearing” on claim interpretation is currently scheduled for February 3, 2004.

In connection with the Federal Action, Lumenis has ceased payment of royalties under the License Agreement. In response, Palomar filed a complaint on October 29, 2002 against Lumenis Ltd., Lumenis Inc., ESC Medical Systems Ltd., ESC Medical Systems Inc. and “ESC/Sharplan Laser Industries Ltd.” (collectively, “Lumenis”) in the Superior Court of the Commonwealth of Massachusetts. The complaint alleges that Lumenis has breached the License Agreement by failing to make certain royalty payments, that Lumenis’ actions have breached the implied covenant of good faith and fair dealing arising with respect to the License Agreement and that Lumenis’ actions constitute unfair and deceptive trade practices in violation of M.G.L., Chap. 93A, Sections 2 and 11. Palomar seeks an award of unspecified compensatory damages, a trebling of such damages, its costs and attorneys’ fees and pre-judgment interest. The complaint was served on Lumenis on May 7, 2003. The parties are continuing settlement discussions.

On September 30, 2002, an action was filed by Mr. Asif Adil, the Company’s former Executive Vice President — Business Operations and acting Chief Financial Officer, in the Superior Court of New Jersey, Somerset County; Law Division against the Company and Prof. Jacob A. Frenkel , Yacha Sutton and Sagi Genger. The complaint alleges, among other things, that the Company removed Mr. Adil from these positions and terminated his employment in retaliation for his report to the Company of alleged accounting and disclosure irregularities. The action seeks, among other things, compensatory damages and reinstatement of his employment. The Company believes that the claims are without merit, and the Company intends to defend itself vigorously. On October 29, 2002, the defendants removed the action to the United States District Court for the District of New Jersey (the “District Court”). On November 13, 2002, Mr. Adil filed a first amended complaint in the District Court, adding Lumenis Inc. as a defendant in the action. During January 2003, the defendants moved to dismiss the first amended complaint, and Mr. Adil filed an opposition to the defendants’ motion. The motion was heard April 7, 2003, and the judge dismissed Mr. Adil’s claims of “unemployability” and his claim that the defendants improperly refused to allow him to retain qualified counsel of his choice in the securities class action lawsuits in which Mr. Adil is a named defendant. In addition, the judge dismissed Adil’s claim of breach of his employment agreement as to the individual defendants only (Prof. Jacob A. Frenkel, Yacha Sutton and Sagi Genger). Mr. Adil’s remaining claims were transferred to the United States District Court in Boston, Massachusetts, which has exclusive jurisdiction to hear claims under Mr. Adil’s employment agreement with the Company. In June 2003, the Company and Sagi Genger answered the first amended complaint, generally denying all of the allegations and all of Mr. Adil’s claims. On August 11, 2003, Yacha Sutton and Prof. Jacob A. Frenkel answered the first amended complaint, generally denying all of the allegations and all of Mr. Adil’s claims against them. Substantive discovery has not commenced, and a trial date has not been set.

On March 27, 2003, Diodem, LLC filed a complaint in the United States District Court for the Central District of California against Lumenis Inc., Lumenis Ltd., Continuum, American Dental Technologies, Inc. and BT, Inc., alleging infringement of four U.S. patents owned by Diodem in the field of surgical laser technology. On May 5, 2003, Diodem filed its First Amended Complaint containing substantially similar allegations, against Lumenis Inc., Lumenis Ltd., American Medical Technologies, Inc., Biolase Technologies, Inc., OpusDent Inc., and HoyaConBio. The complaint seeks, inter alia, injunctive relief and unspecified damages. The Company was served with the First Amended Complaint, and filed its answer on July 8, 2003, generally denying all of the allegations and asserting numerous affirmative defenses. The Company believes the claims against it are without merit, and intends to vigorously defend against them.

On July 23, 2003, William P. Young, DVM, filed a complaint in the United States District Court for the Southern District of Ohio, Eastern Division, against Lumenis Inc., alleging infringement of one U.S. method patent owned by Dr. Young in the field of veterinary laser surgery. The complaint seeks, inter alia, injunctive relief and unspecified damages. The Company has not been served with a summons and complaint in this action. The Company believes the claims against it are without merit, and if served with a summons and complaint, intends to vigorously defend against them.

On January 18, 2002, Lumenis Inc. commenced an action for patent infringement against Trimedyne, Inc. (“Trimedyne”) in the United States District Court for the Central District of California. The complaint alleges that Trimedyne has willfully infringed and is willfully infringing two Lumenis Inc. U.S. patents. Lumenis Inc. seeks, inter alia, an injunction enjoining Trimedyne’s infringement, damages, costs and attorneys’ fees. On or about February 26, 2002, Trimedyne filed an answer and counterclaims in this action denying Lumenis’ material allegations of infringement and asserting counterclaims, inter alia, seeking a declaratory judgment that Trimedyne is not infringing the Lumenis patents and a declaratory judgment that it is entitled to a refund of an alleged overpayment of royalties by Trimedyne of approximately $130,000 under a 1994 patent license. Trimedyne also alleges generally that Lumenis violated certain antitrust, trade libel and trade practices laws; and that certain Lumenis products infringe Trimedyne’s patents. Trimedyne seeks, inter alia, an injunction enjoining Lumenis Inc. from the allegedly wrongful acts, unspecified damages and a trebling of such damages, disgorgement of profits, unspecified punitive damages, a refund of the alleged royalty overpayment, and costs and attorneys fees. On April 29, 2002, the Company moved to: (i) dismiss the federal and state antitrust counterclaims, the counterclaims for trade libel and the counterclaim for tortious interference with prospective economic relationships on the grounds that Trimedyne has failed to state a claim upon which relief can be granted; (ii) dismiss or stay the claims related to the 1994 patent license, as those claims are subject to a compulsory arbitration clause; and (iii) strike certain of the affirmative defenses asserted by Trimedyne. On June 3, 2002, Trimedyne served an amended answer and counterclaims re-asserting all of the claims from its original complaint other than the claims relating to the 1994 patent license. On March 3, 2003, the Court dismissed Trimedyne’s counterclaim for tortious interference with prospective economic relationships, but denied the Company’s motion to dismiss Trimedyne’s other counterclaims. The parties submitted this dispute to mediation, and have signed a letter of intent which resolves the parties’ mutual claims. The Company currently expects to enter into a definitive settlement agreement with Trimedyne during 2003.

On August 19, 2002, Cool Laser Optics, Inc. (“Cool Laser”) commenced an arbitration proceeding before the American Arbitration Association by filing a demand for arbitration claiming that Lumenis Inc. violated an August 1996 patent license agreement (that was entered into by Cool Laser and Coherent Inc. and assigned to Lumenis Inc.) by not paying royalties thereunder respecting sales of Lumenis Inc.‘s LightSheer systems and that as a result the license agreement has been or is terminated and Lumenis Inc.‘s sales of the LightSheer systems constitute infringement of certain of Cool Laser’s U.S. patents. The demand for arbitration seeks an unspecified amount in damages and an injunction against further sales of the LightSheer system. On October 3, 2002, Lumenis Inc. filed and served an answering statement denying the material allegations of the demand for arbitration, denying that the LightSheer system infringes the referenced patents, denying that Lumenis Inc. owes any royalties under the license agreement and denying that Cool Laser has any right to terminate the license agreement. Lumenis Inc.‘s answering statement also asserts that the Cool Laser patents are invalid and unenforceable and that Cool Laser is estopped from asserting them and further asserts that the arbitrators do not have jurisdiction to hear a claim for patent infringement. Lumenis Inc.‘s answering statement seeks, inter alia, the dismissal of all of Cool Laser’s claims with prejudice. The parties recently reached an agreement in principle to settle Cool Laser’s claims, and the arbitration proceeding has been stayed.. The Company currently expects to enter into a definitive settlement agreement with Cool Laser during 2003.

In addition to the actions described above or set forth in the “Legal Proceedings” section and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K, and the “Legal Proceedings” section and note 7 to the Consolidated Financial Statements in the Form 10-Q for the quarterly period ended March 31, 2003, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company’s products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above or in the “Legal Proceedings” section and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K, and the “Legal Proceedings” section and note 7 to the Consolidated Financial Statements in the Form 10-Q for the quarterly period ended March 31, 2003) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material adverse effect on quarterly or annual operating results or cash flows when resolved in a future period.

Finally, the Company also is a defendant in various product liability lawsuits in which the Company’s products are alleged to have caused personal injury to certain individuals who underwent treatments using the Company’s products. The Company is defending itself vigorously, maintains insurance against these types of claims and believes that these claims individually or in the aggregate are not likely to have a material adverse impact on the business, financial condition or operating results of the Company.

As of June 30, 2003 the Company has an accrual of $13,830,000, reflecting management’s estimate of the Company’s potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting of the Company’s shareholders on May 27, 2003 (the “Annual Meeting”). The following sets forth each matter which was presented to the Company’s shareholders and voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for such matter:

1.	To elect the directors of the Company to serve until the next Annual Meeting. The nominees are Prof. Jacob A. Frenkel, Mr. Arie Genger, Mr. Avner Raz, Dr. Darrell S. Rigel, Mr. Sash A. Spencer and Mr. Robert A. Mintz.

	For	Withhold Authority
Prof. Jacob Frenkel	28,660,015	192,100
Mr. Arie Genger	28,660,015	192,100
Mr. Avner Raz	28,660,015	192,100
Dr. Darrell S. Rigel	28,660,015	192,100
Mr. Sash A. Spencer	28,660,015	192,100
Mr. Robert A. Mintz	28,660,015	192,100

2.	To elect the following nominees to serve as Outside Directors of the Company until the 2006 Annual General Meeting: Prof. Boleslaw Goldman and Mrs. Leslie Eichner.

	For	Withhold Authority
Prof. Boleslaw Goldman	28,660,015	192,100
Mrs. Leslie Eichner	28,660,015	192,100

On July 27, 2003, Prof. Boleslaw Goldman resigned as a Director, due to the extension by the Israeli Ministry of Health of his assignment as a Director of the Chaim Sheba Medical Center in Israel. Mrs Leslie Eichner continues to serve as a Director, but does not serve as an Outside Director pursuant to the Israeli Companies Law.

3.	To appoint the firm of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, as the Company’s independent auditors for fiscal year 2003.

For: 28,636,632	Against: 168,548	Abstain: 46,935

4.	To approve the compensation of the Company’s directors for serving on the Board of Directors.

For: 8,545,081	Against: 6,593,818	Abstain: 39,247	Broker Non-Votes:13,673,969

5.	To approve the Directors’ and Officers’ liability insurance arrangement.

For: 24,320,179	Against: 4,437,405	Abstain: 96,529

6.	To permit a majority of the option grants under the Israel 2003 Option Plan to be made to officers and directors and to ratify and approve the Plan for the purpose of its operation in that manner.

For: 10,504,840	Against: 4,357,758	Abstain: 315,548	Broker Non-Votes:13,673,969

7.	To approve the arrangement between the Company and Dr. Darrell Rigel, a director of the Company.

For: 14,624,171	Against: 478,197	Abstain: 75,778	Broker Non-Votes:13,673,969

8.	To extend the post-termination exercise period for options granted to directors under the 1999 Share Option Plan and to approve an amendment to the 1999 Plan for this purpose.

For: 8,307,735	Against: 6,807,843	Abstain: 62,568	Broker Non-Votes:13,673,969

9.	To approve the employment terms and compensation of Avner Raz as Chief Executive Officer of the Company.

For: 13,869,433	Against: 1,238,005	Abstain: 70,708	Broker Non-Votes:13,673,969

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
10.1	Employment Agreement dated April 24, 2003 between Avner Raz and Lumenis Ltd.
10.2	Employment Agreement dated June 12, 2003 between Hai Ben Israel and Lumenis Ltd.
10.3	Separation Agreement dated as of June 30, 2003 between Sagi Genger and Lumenis Ltd.
10.4	Consulting Agreement dated as of June 30, 2003 between E&G Advisory Services Limited and Lumenis Inc.
10.5	Letter Agreement with Bank Hapoalim B.M dated June 17, 2003.
10.6	Stock Pledge Agreement dated as of July 1, 2003 between Bank Hapoalim B.M. and Lumenis Ltd.
10.7	Stock Pledge Agreement dated as of July 1, 2003 between Bank Hapoalim B.M. and Lumenis Holdings Inc.
10.8	Letter Agreement with Bank Hapoalim B.M dated June 9, 2003.
31.1	Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

During the quarterly period ended June 30, 2003, (i) on April 18, 2003 (Date of earliest event reported: April 4, 2003), the Company filed a Current Report on Form 8-K disclosing (under Item 5) the adoption by the Board of Directors of a shareholder rights plan; (ii) on April 30, 2003 the Company furnished a Current Report on Form 8-K disclosing (pursuant to Item 12, under Item 9) the Company’s financial results for the quarter ended March 31, 2003; and (iii) on May 15, 2003 the Company furnished a Current Report on Form 8-K disclosing (under Item 9) the certification made by the Company’s chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act with respect to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	Lumenis Ltd. BY: /S/ Kevin Morano —————————————— Kevin Morano (Chief Financial Officer, and Duly Authorized Officer)

Exhibit 10.1

EMPLOYMENT AGREEMENT

This Employment Agreement (this “Agreement”) is made and entered into as of April 24, 2003 by and among (i) Lumenis Ltd., a company incorporated under the laws of the State of Israel, with offices at the New Industrial Park, Yokneam, Israel (“Lumenis” or the “Company”) and Mr. Avner Raz (“Executive”).

WHEREAS, the Company wishes to retain the Executive as its Chief Executive Officer and President; and

WHEREAS, the Company and the Executive agreed to set forth in writing the terms and conditions of their understandings regarding the employment of the Executive as Chief Executive Officer and President; and

WHEREAS, The Executive represents that he has the requisite skills required for carrying out his duties hereunder competently and professionally.

NOW, THEREFORE, in consideration of the premises and the mutual covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the parties hereto agree as follows:

1.	EMPLOYMENT. Lumenis hereby employs the Executive in the capacity of the Chief Executive Officer and President, all upon the terms and subject to the conditions set forth below. The Executive hereby accepts employment with the Company in such capacity and upon the terms and subject to the conditions set forth below.

2.	DUTIES, RESPONSIBILITIES AND AUTHORITIES.

a.	The Executive agrees to devote his full business time (except for certain exceptions as approved from time to time by the Board of Directors and for his tenure as director of Inter-Gamma Investment Ltd.), attention, best efforts and ability to the affairs of the Company, as required to diligently and competently discharge his responsibilities hereunder.

b.	The Executive shall report to the Board of Directors only, unless otherwise required under any applicable law. Subject to any mandatory provision of applicable law to the contrary, the Executive shall have responsibility for all aspects of the business affairs of the Company and its subsidiaries, with the powers, authority and duties as are customarily assigned to the chief executive officer of a publicly traded corporation and/or as may be appropriately delegated by the Board of Directors from time to time in good faith, provided however, that the nature of Executive’s authorities and responsibilities shall be of the most senior management authorities including, inter alia, (i) all employees of the Company, including Board members who are employees (if any), except the Chairman of the Board, shall report to the Executive, and no other person shall have the same authorities as the Executive’s, it being clarified and agreed, however, that Board members who are employees (if any), shall report to the Executive solely in their capacity as employees and not in their capacity as directors, (ii) no later than the Employment Commencement Date Executive shall be appointed as a member of the Board of Directors of the Company and shall remain as such throughout his employment hereunder subject however to limitations or prohibitions imposed under any applicable law (and for the duration of such limitation only) or subject to the Executive’s resigning from the Board of Directors which shall not be deemed a breach of this Agreement, (iii) Executive shall be appointed an authorized signatory of the Company with apparent and express authority to bind the Company in matters commensurate with the Executive’s position and responsibilities, as shall be determined by the Company’s Board of Directors, and (iv) Executive shall be entitled to working conditions commensurate with his position and responsibility, in accordance with the Company’s policies with regard to a senior officer of the Executive’s position.

Throughout his employment the Executive shall not engage in any activity, which may interfere, or conflict with the proper discharge of his duties. Subject to any applicable law and to the prior written approval of the Chairman of the Board of Directors of the Company which approval shall not be unreasonably withheld, and without derogating in any manner from any of Executive’s undertakings hereunder, Executive shall be entitled to serve as a director of any public company whose business is not in competition with the Company or any of its subsidiaries.

3.	TERM AND TERMINATION. The term of this Agreement shall commence on June 20, 2003 (herein: “Employment Commencement Date”) and shall continue in full force and effect during a four (4) year period until June 20, 2007 (herein the: “Term”), or until terminated earlier pursuant to the terms hereof.

(a)	Notwithstanding anything contained herein to the contrary, but without derogating from the provisions of Section 22 hereof, this Agreement and the Executive’s employment may be terminated:

(1)	at any time at the option of either the Executive or the Company, upon one hundred and eighty (180) days prior written notice (“Prior Notice”).

(2)	immediately upon the death of the Executive;

(3)	by the Company’s written notice with immediate effect, in the event of the inability of the Executive to perform his duties hereunder, by reason of injury (mental or physical) or illness, incapacitating the Executive for a continuous period exceeding one hundred and twenty (120) consecutive days or a total of one hundred and twenty (120) non-consecutive days in any 365 days period. In the event of a dispute between Executive and the Company relating to Executive’s incapacitation for purposes of this subsection, such incapacitation shall be determined by an independent medical specialist to be appointed by the Company’s Board;

(4)	by the Company’s written notice with immediate effect, for Cause (as defined below) in the manner specified herein below. For purposes of this Agreement, “Cause” shall consist only of any of the following:

(i)	Any breach by the Executive of his fiduciary duty to the Company adversely affecting the Company;

(ii)	The Executive’s final conviction of a crime of fraud or embezzlement of Company’s funds, adversely affecting the Company;

(iii)	The continued engaging by the Executive in willful misconduct which is not cured by Executive within 7 business days following receipt of a written notice to that effect executed by the Chairman of the Board of Directors of the Company, and which results in material loss to the Company such material loss to be detailed in the written notice.

Termination for “Cause” shall only be effected by action of a majority of the Board of Directors of the Company who were not employees of the Company at the time in which the circumstances giving rise and constituting the Cause occurred. Such termination shall be effected by notice thereof executed by the Chairman of the Board specifying in detail the grounds for such termination, including all relevant facts, delivered by the Company to the Executive and, except as hereinafter provided, shall be effective as of the date of such notice. The Executive may, within fifteen (15) days following delivery of the notice of termination, by written notice to the Board of Directors of the Company, cause the matter of the termination by the Company to be discussed at the next meeting of the Board of Directors, in which meeting the members of the Board shall be present and in which the Executive shall have the right to address the Board members. If, at such meeting, it shall be determined that termination was effected without proper Cause, the provisions of paragraph 3(b) shall apply in which case the Executive shall be entitled to receive the compensation and all other benefits (including bonuses) provided herein for the period from the date of the delivery of the notice of termination through the date of such termination, as the case may be; or

(5)	by the Executive, with immediate effect:

(i)	in the event the Company files for bankruptcy, becomes or is declared insolvent, or is the subject of any proceedings related to its liquidation, insolvency or the appointment of a permanent receiver or similar officer for it, makes an assignment for the benefit of all or substantially all of its creditors, or enters into an agreement for the composition, extension, or readjustment of substantially all of its obligations, and provided the Company did not cure the situation within 30 business days (“Allowed Curing Period”). Notwithstanding the aforesaid, if the Company cancels or survives any of the aforesaid proceedings by no later than 30 business days following the Allowed Curing Period and the Executive has exercised his rights pertaining to the Guarantee, as described in Section 17 hereunder, the Executive will continue acting as Chief Executive Officer pursuant to the terms of this Agreement, unless the Company decides otherwise and all without derogating from the rights of the Executive hereunder, or

(ii)	upon consummation of a Change of Control (as such term is defined in Exhibit “A” hereto.

(6)	by the Executive with immediate effect upon material deterioration in Executive’s employment terms effected by the Company (hereinafter “Material Deterioration”). For purposes hereof, Material Deterioration shall be interpreted in accordance with applicable law (including the Severance Pay Law, 5723-1963) and shall include without limitation (i) the conferring upon Executive of duties (or authorities) that materially deviate or are limited in scope from those assigned to him under this Agreement, (ii) a change in Executive’s title or position without his consent, (iii) the appointment or removal of executive members to the management of the Company without the consent of the Executive, or (iv) the reduction of Executive’s salary or other employment terms with the Company without his consent.

(b)	In the event of termination of this Agreement and/or the Executive’s employment hereunder by the Company pursuant to Sections 3(a)(1) or by the Executive pursuant to Sections 3(a)(5) or 3(a)(6), and concurrently with the Executive and the Company executing a mutual waiver and release of all actual or potential claims, the Company shall pay the Executive immediately upon termination a sum equal to the compensation (including bonuses and other benefits) that Executive would have been paid if he had continued working for the Company for the full Term through June 20, 2007. In addition, all previously unvested options shall be accelerated and fully vest with Executive. Upon termination Executive shall be entitled to exercise all options granted hereunder for a 8-year period, provided however, that the Executive will be entitled to exercise such options for a period of not less than the remaining 8 year lifetime of the options granted following termination of employment. The Company shall use its best effort to approve said term of grant concurrently with the signing of this Agreement and shall cause and obtain all necessary approvals required for the approval of such terms of grant by no later than the Employment Commencement Date, provided, however, that if the requisite corporate approvals are not obtained, the Executive and the Company shall seek an amicable way of action to solve this matter.

4.	BASE SALARY. As compensation for services rendered hereunder, the Company shall pay the Executive a base salary of U.S. $530,000 (five hundred thirty thousand United States Dollars) per annum, payable in twelve (12) equal monthly installments in US$ Dollars currency (or, per the Executive’s request, in NIS currency in accordance with the representative rate of the US$ known at the date of payment) in accordance with the standard payroll dates and practices for salaried personnel of the Company. The Board of Directors shall review the Executive’s salary level and shall consider an increase of the salary, if any, annually.

5.	BENEFITS. In addition to the compensation set forth in Section 4 above, the Executive shall receive the following benefits from the Company, it being understood that any wage-based benefits shall be calculated exclusively on the basis of the base salary (without consideration to any other benefit) in effect from time to time;

(a)	VACATION. The Executive shall be entitled to thirty (30) working days of fully paid vacation per year (based on a five days working week). Actual use of vacation days will be determined by the Executive and the specific dates of such vacations shall be coordinated in advance with the Chairman of the Board of Directors.

(b)	MANAGERS INSURANCE. The Company and the Executive will obtain and maintain Managers Insurance (Bituach Menahalim) Policy (the “Policy”) for the benefit of the Executive. The Policy shall be the existing Policy maintained for and by Executive. The Company shall pay, on a monthly basis, contributions to the Policy in an amount equal to 13 1/3% (severance 8 1/3% and 5% savings) of the base salary, provided that, the amount available in such fund in respect of severance compensation shall at all times (in particular immediately upon any increase of the base salary) be equal to 8 1/3% of the Executive’s then current base salary. In addition, the Company shall pay on a monthly basis an amount of 2.5% of the base salary in respect of disability coverage. The Executive shall pay, on a monthly basis, an amount equal to 5% of the base salary as contribution towards savings on the Policy, such amount shall be deducted by the Company from the base salary and transferred to the insurance company. The Policy and/or the proceeds thereof shall be in the Executive’s name and shall be released to the Executive without restriction immediately upon the expiration or termination of the employment relationship contemplated by this Agreement, for any reason whatsoever, except for release of the portion of the Managers Insurance accrued in respect of severance payments in the event termination is for “Cause” as defined herein.

(c)	The Executive agrees and acknowledges that subject to the fulfillment by the Company of its above obligations, payments by the Company under this Section shall be in lieu of the Company’s statutory obligation to pay severance pay, in accordance with Section 14 of the Severance Pay Law, 5723-1963.

(d)	ADVANCED STUDY FUND (Keren Hishtalmut). The Company shall pay, on a monthly basis to the Executive’s current advanced study fund in Executive’s name, an amount equal to 7.5% of the base salary, but not exceeding the highest deductible and/or credible amount for tax purposes, and 2.5% of the base salary (but not exceeding the highest deductible and/or credible amount for tax purposes) shall be deducted by the Company from the base salary and transferred to the fund. All funds accrued in such fund shall be released to Executive upon termination for any reason.

(e)	PERFORMANCE BONUS.

(i)	For fiscal year 2003 the Executive will be entitled to a minimum guaranteed bonus of $250,000 (two hundred and fifty thousand United States Dollars) unconditional upon any performance criteria payable no later than by the end of the first quarter of 2004. Any additional bonus for fiscal year 2003, shall be based on the performance criteria as set by the Board of Directors and linked to the performance bonuses payable to the current senior (tier 1) management team of the Company resulting from the performance criteria set by the Board for such management tier, and as may be updated in good faith, no later than by the end of June 2003. Payment of said second portion of the 2003 bonus shall be made no later than the end of the first fiscal quarter of 2004, which in any event will not exceed the total additional amount of $250,000 (two hundred and fifty thousand United States Dollars).

(ii)	For any future year, the Executive will be granted an annual cash bonus resulting from his guaranteed eligibility to participate in the Lumenis Bonus Plan for executive officers at a 100% base participation rate for meeting 100% of the targets as will be approved each calendar year by the Board of Directors.

(f)	OPTIONS.

(i)	The Executive will be granted options to purchase up to 400,000 of the Company’s Ordinary Shares, par value NIS 0.10 per share. The exercise price shall be US$1.205 per share, reflecting the 30 days average closing price of the Company’s Ordinary Shares on the NASDAQ prior to the date of grant. The options will vest over 48 months as follows:

133,336 options shall vest at the end of the first 12 months of employment following which an additional amount of 22,222 options shall vest at the end of each 3 months period, consecutively (the: “Executive’s Vesting Schedule”). In the event that the Company shall grant its senior management options subject to a vesting schedule which is shorter than the Executive’s Vesting Schedule or in which the relative amount of vested options over time is greater, then the Executive’s Vesting Schedule shall be respectively adjusted to such accelerated vesting schedule. The above shall not be applicable in the event of a grant of options to an employee in a unique event related to outstanding performance as approved by the CEO of the Company.

(ii)	In addition, the Executive will be eligible to receive periodic grants of options as part of the total compensation as approved by the Board of Directors, consistent with Lumenis practice of compensating executive officers and as per stock option plans in effect from time to time. Nothing in this subsection (f)(ii) shall obligate the Company to grant to the Executive a specific or minimum number of options at or during any period of time.

(g)	CERTAIN REIMBURSEMENTS.

(i)	The Executive shall be entitled to full reimbursement from the Company for expenses incurred in connection with the performance of his duties and commensurate with his senior management position, upon submission of substantiating documents and in accordance with the Company’s standard policies.

(ii)	The Executive will be entitled to fully paid 2 phone lines, facsimile machine and a cell phone (including a car phone) and shall receive a new Company vehicle commensurate with his position, for his use (and family use). The Company shall bear all fixed and variable costs related to the use and maintenance of the car. The Company shall gross up any applicable tax liability imposed on Executive due to the benefit attributed to Executive under this subsection.

(iii)	If the Executive will be required to relocate to the US as part of his position as Chief Executive Officer and based on the decision of the Board of Directors (and the recommendation of the Executive in his position as Chief Executive Officer), the Company shall reimburse the Executive for relocation expenses to the US and back, including costs associated with relocation of his family. Throughout the period of time in which the Executive is relocated, the Company shall reimburse the Executive and increase his base salary to the cost of living in the US. In as much as there will be a necessity to determine specific amounts pertaining to this provision, such amounts will be determined by the Chairman of the Board and the Executive in a joint decision but at any event the Company shall bear all costs associated with medical insurance coverage for the Executive and his family members including dental care insurance under the insurance program provided to the Company’s Chief Financial Officer and Chief Operating Officer, as well as all costs associated with Executive’s accommodation in a location and terms commensurate with Executive’s position..

(iv)	Executive shall be entitled to fully paid sick leave (without any limitation on accumulation) and recreation pay in respect of employees with over 20 years of experience with employer, all subject to and in accordance with applicable law.

(h)	SPECIAL SIGNING BONUS. In addition to all other payments in the Agreement, the Executive will be entitled to payment of a one-time cash amount of US$270,000 (two hundred and seventy thousand United States Dollars) as a signing bonus. This guaranteed special payment will be paid to the Executive in a lump sum by no later than December 31, 2003.

(i)	INDEMNIFICATION. The Company shall insure the Executive and maintain such insurance throughout the course of Executive’s employment, under the Company’s Directors and officers insurance as in effect from time to time, and shall indemnify the Executive under the terms and conditions of the indemnification agreement attached as Exhibit “B” hereto.

6.	CONFIDENTIAL INFORMATION. The Executive agrees that, without the express prior written consent of the Board of Directors of the Company, he will not divulge or use, except in furtherance of the Company’s business at any time during his employment as well as after the termination of his employment with the Company, any confidential information (as defined below, “Confidential Information”) obtained at any time, disclosed to the Executive or developed by the Executive in the course of the Executive’s employment with the Company relating to the business of either the Company, its subsidiaries, any company in which the Company holds, directly or indirectly (i) a 5% interest (or greater) in the equity or profits thereof, or (ii) any right or power to appoint one or more managers, directors (“Affiliate”), Nothing herein shall limit the Executive from disclosing information to employees, advisors, consultants and to third parties of the Company, its subsidiaries and its Affiliates when and only to the extent specifically required to do so in connection with the performance of his duties hereunder. “Confidential Information” shall include, but not be limited to, trade secrets, know-how, data, technical or non-technical information, whether written, graphic or oral, the identity of prospective or existing investors, customers, supply sources, ideas, financial information, operations policies, marketing strategies, business development plans, corporate assets, financial data and forecasts, historical financial results, and any other information which is confidential or proprietary in nature and all as relating to the business of the Company. Notwithstanding the foregoing, Confidential Information shall not include the following: (i) information which becomes public (through no breach by Executive of any obligation hereunder), (ii) information which is previously known to the Executive (through no breach by Executive of any obligation hereunder) and without an obligation to keep it confidential, as substantiated by written documents, (iii) information which is expressly released in writing from the obligations of confidentiality imposed by this Agreement or (iv) information which is required to be disclosed pursuant to any mandatory applicable law, regulation, judicial or administrative order or decree, or request by other regulatory organization having authority pursuant to the law.

7.	COVENANT NOT TO SOLICIT BUSINESS; NON-COMPETITION.

(a)	The Executive agrees that during the term hereof and for a period of one (1) year from the effective date of termination of this Agreement, he will not directly or indirectly solicit from any individuals or entities that are customers of the Company or its subsidiaries, at the time of termination of this Agreement, any business which is in competition with the business of the Company or any of its subsidiaries.

(b)	During the term hereof and for a period of one (1) year from the effective date of termination of this Agreement, without the prior written consent of the Board of Directors, the Executive shall not offer to employ, or in any way directly or indirectly solicit or seek to obtain or achieve the employment of any person employed at the time of termination by (i) the Company; or (ii) the Company’s subsidiaries;

(c)	During the term hereof and for a period of one (1) year from the effective date of termination of this Agreement, without the prior written consent of the Board of Directors, the Executive shall not participate, directly or indirectly (whether as advisor, principal, agent, partner, officer, director, employee, stockholder, associate or consultant of), in any Business Entity (except for an equity interest of less than 5% in any such entity). For purposes of this subsection (c), the term “Business Entity” shall mean any person, partnership, corporation or other business entity that, at the time of the effective termination of this Agreement, is involved in any competition with the principal business of the Company or its subsidiaries.

(d)	The parties hereto agree that the duration and area for which the covenant not to compete set forth in Section 7(c) above is to be effective, are reasonable in terms of geographical and temporal scope. In the event that any court determines that such time period and/or area are unreasonable and that such covenant is to that extent unenforceable, the parties hereto agree that such covenant shall remain in full force and effect for the greatest period of time and in the greatest geographical area that would not render it unenforceable. In addition, the Executive acknowledges and agrees that a breach of Section 6 or subsections (a), (b) or (c) of this Section 7 shall cause irreparable harm to the Company, and that the Company shall be entitled to specific performance of the provisions of Sections 6 and 7 herein or an injunctive relief without proof of special damages.

8.	INTELLECTUAL PROPERTY ASSIGNMENT. Any invention or know-how which shall be, developed or generated in any manner by the Executive during the period of his employment relating to the business of the Company or the use of any of its technologies, notwithstanding that it is perfected or reduced to specific form at any time thereafter provided that its pertinent conception arose during such period, including all rights therein and in any patent or other form of legal protection with respect thereto, shall become the sole property of the Company, without need for any specific action or notice or any consideration to the Executive other than as provided for by this Agreement.

9.	DEDUCTIONS AND WITHHOLDINGS. The Company shall be entitled to deduct and withhold from any amount payable to the Executive, whether pursuant to this Agreement or otherwise, any and all taxes, withholdings or other payments as required under any applicable law.

10.	CONDITIONS. Each of the Executive and the Company hereby respectively represent that each has full authority to enter into this Agreement and that the performance of each respective duties under this Agreement will not interfere with or violate the terms of any other agreement, arrangement or understanding to which he/it is a party or by which he/it is bound.

11.	BENEFIT. Except as otherwise expressly provided herein, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, beneficiaries, personal representatives, and permitted successors and assigns.

12.	NOTICES. All notices hereunder shall be in writing and delivered by hand or faxed or mailed to the address stated below of the party to which such notice is given, or to such changed address as such party shall have given to the other party by written notice provided, however, that any notice of change of address shall be effective only upon receipt by the other party.

To the Company:
Lumenis Ltd.
375 Park Avenue
New York, NY 10510
Attention: Chairman of the Board

To Executive:
2 Ha'yasoor St.
Ramat- Hasharon
Israel

With a copy to:
Meitar, Liquornick, Geva & Co
16 Abba hillel Silver Rd.
Ramat- Gan,
Israel 52506
Fax: 972-3-6103111
Attn: Maya Liquornick, Esq.

13.	SEVERABILITY OF PROVISIONS. If any of the provisions of this Agreement is held invalid, such provisions shall be severed and the remainder of the Agreement shall remain in force and shall not be affected thereby.

14.	NO ORAL CHANGES. This Agreement may be changed only in writing, and must be signed by the party against whom enforcement of any waiver, modification, discharge or other change is sought.

15.	WAIVER. Neither party’s failure to insist upon strict compliance with any of the terms, covenants or conditions hereof shall be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed a waiver or relinquishment of such right or power at any other time or times.

16.	ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties hereto regarding the subject matter hereof, and supersedes and cancels any and all prior agreements between the parties hereto, express or implied, written or oral, relating to the subject matter hereof.

17.	GUARANTEE.

(a)	The Company shall cause the issuance in favor of the Executive of an unconditional, irrevocable and autonomic, exercisable upon first demand in one time or more without limitation, without having to justify the request, to be paid within 3 business days, bank guarantee to secure all monetary undertakings of the Company as described in this Agreement to be issued by Bank Ha’poalim Ltd. (“Guarantee”). The Guarantee will be issued on the date hereof and delivered to the Executive concurrently upon signing of this Agreement, at a total amount of US$3,000,000 (Three Million United States Dollars) (the “Guaranteed Amount”). The Guaranteed Amount shall decline according to the following percentages, amount in periods: On June 20, 2004, the Guaranteed Amount will depreciate by US$800,000 (Eight Hundred Thousand United States Dollars) and will equal US$2,200,000 (Two Million Two Hundred Thousand United States Dollars). Thereafter, the amount of the Guarantee will depreciate in equal portions of 1/3 (one third) (US$733,333), each anniversary, i.e. June 20, 2005 and June 20, 2006, respectively. Upon issuance, the Guarantee shall be valid through August 5, 2007.

In order to remove any doubt it is hereby clarified that any correspondence relating to the Guarantee, including the Affidavit that will have to be issued to Bank Ha’poalim pursuant to the terms of the Guarantee, shall be kept strictly confidential by all parties, and shall not be disclosed to any third party other than Bank Ha’poalim. It is further clarified that the Affidavit, shall only be binding for purposes of this Guarantee, and shall not be deemed as an opinion of any kind on the Company’s legal, financial or economic condition, nor could it be relied upon nor any use may be made of it whatsoever, by any other third party. Notwithstanding anything to the contrary, nothing herein shall derogate or limit the Executive in any way whatsoever in enforcing his rights hereunder including inter alia the presentation of any of the above documentation in any competent court of law or in any alternative legal proceedings.

18.	GOVERNING LAW; SUBMISSION TO JURISDICTION. This Agreement shall be governed by and construed in accordance with the laws of the State of Israel. Any litigation concerning any claims under or breach of this Agreement shall be brought exclusively in the competent courts of Tel-Aviv-Jaffa.

19.	DESCRIPTIVE HEADINGS. The Section headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

20.	EXPENSES. Upon execution of this agreement the Company shall reimburse the Executive for all costs associated with the Executive’s legal representation in connection with the negotiations of the terms of this Agreement, at a rate as shall be determined by the Executive.

21.	COUNTERPARTS. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all such counterparts shall constitute one and the same instrument.

22.	SURVIVAL. The provisions of Sections 6, 7, 8, 17, 18 and 19 hereof shall survive termination or expiration of this Agreement for any reason whatsoever.

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement, as of the day and year first above written.

Lumenis Ltd. BY: /S/ Arie Genger —————————————— Arie Genger Chief Executive Officer
BY: /S/ Avner Raz —————————————— Avner Raz

EXHIBIT “A”
Change in Control

A “Change in Control” means the first to occur of any of the following dates:

(i)	An acquisition (other than directly from the Company) of any voting securities of the Company by any “Person” (as the term person is used for purposes of Section 13(d) or 14(d) of the Exchange Act) immediately after which such Person has “Beneficial Ownership” (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of the combined voting power of the Company’s then outstanding Voting Securities, unless such Person has filed a Schedule 13D within the 12 month period prior to the Plan being first approved by the Board; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a “Non-Control Acquisition” (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A “Non-Control Acquisition” shall mean an acquisition by (A) an employee benefit plan (or a trust forming a part thereof or a trustee thereof acting solely in its capacity as trustee) maintained by (X) the Company or (Y) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a “Subsidiary”), (B) the Company or its Subsidiaries, or (C) any Person who files in connection with such acquisition a Schedule 13D which expressly disclaims any intention to seek control of the Company and does not expressly reserve the right to seek such control; provided, however, that any amendment to such statement of intent which either indicates an intention or reserves the right to seek control shall be deemed an “acquisition” of the securities of the Company reported in such filing as beneficially owned by such Person for purposes of this paragraph (i);

(ii)	The individuals who, as of the beginning of any two year period from July 2003, are members of the Board of Directors (the “Incumbent Board”), ceasing for any reason, during such two year period, to constitute at least a majority of the members of the Board of Directors; provided, however, that if the election, or nomination for election by the Company’s common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes hereof, be considered a member of the Incumbent Board; or

(iii)	The consummation of any of the following transactions as entered into by the Company:

(A)	A merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a “Non-Control Transaction” i.e., meets any of the requirements described in (i) or (ii) below:

(i)	the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least eighty percent (80%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the “Surviving Corporation”) in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization; or

(ii)	the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the surviving corporation immediately following the consummation of such merger, consolidation or reorganization;

(B)	A complete liquidation or dissolution of the Company; or

(C)	An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the “Subject Person”) acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such, a Beneficial Owner acquires additional Voting Securities which increase the percentage of the then outstanding Voting Securities beneficially owned by the Subject Person, then a Change in Control shall occur.

EXHIBIT “B”

FORM OF INDEMNIFICATION AGREEMENT

        This Indemnification Agreement (“Agreement”) is effective as of the day of, June 20, 2003 by and between Lumenis Ltd., a company incorporated under the laws of the State of Israel, with it principal offices at New Industrial Park, P.O. Box 240 Yokneam, 20692 (the “Company”), and (“Indemnitee”), residing at the address set forth beneath Indemnitee’s signature to this Agreement.

        Whereas, the Company and Indemnitee recognize the difficulty in obtaining full and adequate liability insurance for directors, officers, employees, agents and fiduciaries, the significant increases in the cost of such insurance and the general reductions in the coverage of such insurance;

        Whereas, the Company and Indemnitee further recognize the substantial increase in corporate litigation in general, subjecting directors, officers, employees, agents and fiduciaries to expensive litigation risks at the same time as the availability and coverage of liability insurance have been severely limited;

        Whereas, the Company desires to attract and retain the services of highly qualified individuals, such as Indemnitee, to serve the Company and, in part, in order to induce Indemnitee to continue to provide services to the Company, wishes to provide for the indemnification and advancement of expense to Indemnitee, to exempt Indemnitee from liability to the Company, and agree to procure reasonable insurance coverage, all of the foregoing to the maximum extent permitted by law; and

        Whereas, in view of the considerations set forth above, the Company desires that Indemnitee shall be indemnified and exempted by the Company, and enjoy appropriate insurance coverage, all as set forth herein.

        Now, Therefore, the Company and Indemnitee hereby agree as follows:

1.     Indemnification.

    a.        Indemnification of Expenses. The Company shall indemnify Indemnitee to the fullest extent permitted by law and subject to the limitations set forth in paragraph 1(b) if Indemnitee was or is or becomes a party to or witness or other participant in, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, inquiry or investigation that Indemnitee in good faith believes might lead to the institution of any such action, suit, proceeding or alternative dispute resolution mechanism, whether civil, criminal (unless convicted of committing an offense which requires proof of criminal thought), administrative, investigative or other (hereinafter a “Claim”) by reason of (or arising in part out of) any Indemnifiable Event (as defined below) against any and all expenses (including attorneys’ fees and all other costs, expenses and obligations reasonably incurred in connection with investigating, defending, being a witness or in participating in (including on appeal), or preparing to defend, be a witness in or participate in, any such action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, and amounts paid in settlement (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) of such Claim and any federal, state, local or foreign taxes imposed on the Indemnitee as a result of the actual or deemed receipt of any payments under this Agreement (collectively, hereinafter “Expenses”), including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses, provided that in respect of any specific Indemnifiable Event, the Expenses for which Indemnitee may be indemnified hereunder will not exceed, individually or in the aggregate, the Limit Amount (as defined below) applicable to such Indemnifiable Event. Such payments of Expenses shall be made by the Company as soon as practicable but in any event no later than five (5) days after written demand by Indemnitee therefor is presented to the Company.

    b.        Indemnifiable Event; Limit Amounts. For the purpose of this section, an Indemnifiable Event shall mean any event or occurrence falling all or in part within any one or more of the categories set forth in Exhibit A to this Agreement and related to the fact that Indemnitee is or was a director, officer, employee, agent or fiduciary of the Company, or any subsidiary of the Company (regardless of whether it was a subsidiary of the Company at the time of the event giving rise to Claim), or is or was serving at the request of the Company as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action or inaction on the part of Indemnitee while serving in such capacity. The Limit Amount with respect to each such category of events described in Exhibit A is specified following its description. Each such Limit Amount shall be subject to continuing review and consideration by the Company, and may be increased, but never decreased, if the Board of Directors, with the prior approval of the Audit Committee of the Company, determines that such Limit Amount is less then the Expenses which can be expected to be incurred by Indemnitee in connection with the corresponding Indemnifiable Event. The Indemnification provided herein shall not be subject to the foregoing limits, if and to the extent such limits are no longer required by Israeli law.

    c.        Reviewing Party. Notwithstanding the foregoing: (i) the obligations of the Company under Section 1(a) shall be subject to the condition that the Reviewing Party (as described in Section 9(e) hereof) shall not have determined (in a written opinion, in any case in which the Independent Legal Counsel referred to in Section 1(d) hereof is involved) that Indemnitee would not be permitted to be indemnified under applicable law, and (ii) the obligation of the Company to make an advance payment of Expenses to Indemnitee pursuant to Section 2(a) (an “Expense Advance”) shall be subject to the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee should not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee (who hereby agrees to reimburse the Company) for all such amounts theretofore paid; provided, however, that if Indemnitee has commenced or thereafter commences legal proceedings to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto as to which all rights of appeal therefrom have been exhausted or lapsed). Indemnitee’s obligation to reimburse the Company for any Expense Advance shall be unsecured and no interest shall be charged thereon. If there has not been a Change in Control (as defined in Section 9(c) hereof), the Reviewing Party shall be selected by the Board of Directors, and if there has been such a Change in Control (other than a Change in Control which has been approved by a majority of the Company’s Board of Directors who were directors immediately prior to such Change in Control), the Reviewing Party shall be the Independent Legal Counsel referred to in Section 9(d) hereof. If there has been no determination by the Reviewing Party or if the Reviewing Party determines that Indemnitee substantively would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation seeking an initial determination by the court or challenging any such determination by the Reviewing Party or any aspect thereof, including the legal or factual basis therefor, and the Company hereby consents to service of process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on the Company and Indemnitee.

    d.        Change in Control. The Company agrees that if there is a Change in Control of the Company (other than a Change in Control which has been approved by a majority of the Company’s Board of Directors who were directors immediately prior to such Change in Control) then with respect to all matters thereafter arising concerning the rights of Indemnitee to payments of Expense and Expense Advances under this Agreement or any other agreement or under the Company’s Memorandum or Articles of Association as now or hereafter in effect, the Company shall seek legal advice only from Independent Legal Counsel (as defined in Section 9(d) hereof) selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent Indemnitee would be permitted to be indemnified under applicable law and the Company agrees to abide by such opinion. The Company agrees to pay the reasonable fees of the Independent Legal Counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorney’s fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

    e.        Mandatory Payment of Expenses. Notwithstanding any other provision of this Agreement other than Section 8 hereof, to the extent that Indemnitee has been successful on the merits or otherwise, including, without limitation, the dismissal of an action without prejudice, in defense of any action, suit, proceeding, inquiry or investigation referred to in Section (1)(a) hereof or in the defense of any claim, issue or matter therein, Indemnitee shall be indemnified against all Expenses incurred by Indemnitee in connection therewith.

2.     Expenses; Indemnification Procedure.

    a.        Advancement of Expenses. The Company shall advance all Expenses incurred by Indemnitee. The advances to be made hereunder shall be paid by the Company to Indemnitee as soon as practicable, but in any event no later than five (5) days after written demand by Indemnitee therefor to the Company.

    b.        Notice; Cooperation by Indemnitee. Indemnitee shall, as a condition precedent to Indemnitee’s right to be indemnified under this Agreement, give the Company notice in writing as soon as practicable of any Claim made against Indemnitee for which Indemnification will or could be sought under this Agreement, provided, however, that any failure to provide such notice shall not affect Indemnitee’s rights to indemnification hereunder unless and to the extent such failure to provide notice materially and adversely prejudices the Company’s right to defend against such action. Notice to the Company shall be directed to the Chief Executive Officer of the Company at the address shown on the signature page of this Agreement (or such other address as the Company shall designate in writing to Indemnitee), or if the Indemnitee is then the Chief Executive Officer of the Company, such notice shall be directed to the Chairman of the Company’s Board of Directors, at the same address. In addition, Indemnitee shall give the Company such information and cooperation as it may reasonably require and as shall be within Indemnitee’s power.

    c.        No Presumptions; Burden of Proof. For purposes of this Agreement, the termination of any Claim by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of guilty, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law. In addition, neither the failure of the Reviewing Party to have made a determination as to whether Indemnitee has met any particular standard of conduct or had any particular belief, nor an actual determination by the Reviewing Party that Indemnitee has not met such standard of conduct or did not have such belief, prior to the commencement of legal proceedings by Indemnitee to secure a judicial determination that Indemnitee should be indemnified under applicable law, shall be a defense against Indemnitee’s claim or create a presumption that Indemnitee has not met any particular standard of conduct or did not have any particular belief. In connection with any determination by the Reviewing Party or otherwise as to whether the Indemnitee is entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

    d.        Notice to Insurers. If, at the time of the receipt by the Company of a notice of a claim pursuant to Section 2(b) hereof, the Company has liability insurance in effect which may cover such Claim, the Company shall give prompt notice of the commencement of such Claim to the insurers in accordance with the procedures set forth in the respective policies. The Company shall thereafter take all necessary or desirable action to cause such insurers to pay, on behalf of the Indemnitee, all amounts payable as a result of such action, suit, proceeding, inquiry or investigation in accordance with the terms of such policies.

    e.        Selection of Counsel. In the event the Company shall be obligated hereunder to pay the Expenses of any Claim, and the Company shall have confirmed to Indemnitee in writing that the maximum amount of Expenses that Indemnitee may incur in connection with the Claim in question will not exceed the Limit Amount in respect of such Claim, the Company shall be entitled to assume the defense of such Claim with counsel approved by Indemnitee, which approval shall not be unreasonably withheld, upon the delivery to Indemnitee of written notice of its election to do so. After delivery of such written confirmation and such notice, approval of such counsel by Indemnitee and the retention of such counsel by the Company, the Company will not be liable to Indemnitee under this Agreement for any fees of counsel subsequently incurred by Indemnitee with respect to the same Claim; provided, that: (i) Indemnitee shall have the right to employ Indemnitee’s counsel in any such Claim at Indemnitee’s expense, and (ii) if (A) the employment of counsel by Indemnitee has been previously authorized by the Company, (B) Indemnitee shall have reasonably concluded that a potential conflict of interest between the Company and Indemnitee may arise in the conduct of any such defense, or (C) the Company shall not continue to retain such counsel to defend such Claim, then the fees and expenses of Indemnitee counsel shall be at the expense of the Company. The Company shall have the right to conduct such defense as it sees fit in its sole discretion, including the right to settle any claim against Indemnitee without the consent of the Indemnitee provided, the amount of such settlement does not exceed the Limit Amount and any such settlement includes (i) a complete release discharge of indemnity, and (ii) does not contain any admittance of wrong doing by Indemnitee, and (iii) is monetary only.

3.     Additional Indemnification Rights; Nonexclusivity.

    a.        Scope. In the event of any change after the date of this agreement of any applicable law, statute or rule which expands the right of a corporation of the Company’s state of incorporation to indemnify a member of its board of directors or an officer, employee, agent or fiduciary, it is the intent of the parties hereto that Indemnitee shall enjoy by this Agreement the greater benefits afforded by such change. In the event of any change in any applicable law, statute or rule which narrows the right of a corporation of the Company’s country or state of incorporation to indemnify a member of its board of directors or an officer, employee, agent or fiduciary, such change, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement, shall have no effect on this Agreement or the parties’ rights and obligations hereunder except as set forth in Section 8(a) hereof.

    b.        Nonexclusivity. The indemnification provided by this Agreement shall be in addition to any rights to which Indemnitee may be entitled under the Company’s Memorandum and Articles of Association, as may from time to time be amended or replaced, any agreement, any vote of shareholders or disinterested directors, the laws of the Company’s state of incorporation, or otherwise. The indemnification provided under this Agreement shall continue as to Indemnitee for any action Indemnitee took or did not take while serving in an indemnified capacity even though Indemnitee may have ceased to serve in such capacity.

    4.        No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment in connection with any Claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, the Articles or Memorandum of Association or otherwise) of the amounts otherwise Indemnifiable hereunder, except for the difference, if any, between the amounts received by the Indemnitee as aforesaid and the total Expenses incurred by Indemnitee in connection with such Claim. For the removal of any doubt, any amount received from D&O Insurance (as defined below) shall not count against any Limit Amount hereunder.

    5.        Partial Indemnification. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of Expenses incurred in connection with any Claim, but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion of such Expenses to which Indemnitee is entitled.

    6.        Liability Insurance. As long as the Indemnitee continues to serve as a director, officer, employee, agent or fiduciary of the Company and thereafter as long as the Indemnitee may be subject to any possible proceedings, the Company shall procure directors’ and officers’ liability insurance to the fullest extent permitted by law (“D&O Insurance”), in such amount (per claim and per period) as the Company shall deem appropriate; provided, that, the Company shall have no obligation to obtain or maintain D&O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage provided by such insurance is so limited by exclusions that it provides an insufficient benefit, or the Indemnitee is covered by similar insurance maintained by a subsidiary of the Company; provided, however, that the Company shall not terminate any existing insurance coverage without notifying the Indemnitee of its intention to do so at least ninety (90) days prior to the effective date of such termination (for this purpose the non-renewal of such coverage shall be deemed as termination thereof and the effective date of such termination shall then be the expiration date of the existing coverage).

    7.        Exemption. To the maximum extent permitted by law, the Company hereby exempts and releases Indemnitee from any and all liability to the Company related to any breach by Indemnitee of his or her duty of care to the Company.

    8.        Exceptions. Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this Agreement:

    a.        Excluded Acts and Omissions. To indemnify, insure or exempt Indemnitee from or against any liability arising out of (i) Indemnitee’s breach of fiduciary duty to the Company, unless Indemnitee has acted or omitted to act in good faith and had reasonable ground to believe such action will not harm the Company’s interests, (ii) intentional or reckless breach by Indemnitee of his or her duty of care to the Company, or (iii) an action taken with the intention to unduly profit therefrom and (iv) any fine or penalty payment to propitiate an offense.

    b.        Claims Initiated by Indemnitee. To indemnify or advance expenses to Indemnitee with respect to Claims initiated or brought voluntarily by Indemnitee and not by way of defense, except: (i) with respect to proceedings brought to establish or enforce a right to indemnification under this Agreement or any other agreement or insurance policy or under the Company’s Memorandum or Articles of Association now or hereafter in effect relating to Claims for Indemnifiable Events, (ii) in specific cases if the Board of Directors has approved the initiation or bringing of such suit, or (iii) as otherwise required under the laws of the Company’s state of incorporation, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be; or

    c.        Claims Under Section 16(B). To indemnify Indemnitee for expenses and the payment of profits arising from the purchase and sale by Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any similar successor statute.

    9.        Construction of Certain Phrases.

    a.        For purposes of this Agreement, references to the “Company” shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees, agents or fiduciaries, so that if Indemnitee is or was serving at the request of such constituent corporation as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, Indemnitee shall stand in the same position under the provisions of this Agreement with respect to the resulting or surviving corporation as Indemnitee would have with respect to such constituent corporation if its separate existence had continued.

    b.        For purposes of this Agreement, references to “other enterprises” shall include employee benefit plans; and references to “serving at the request of the Company” shall include any service as a director, officer, employee, agent or fiduciary of the Company which imposes duties on, or involves services by, such director, officer, employee, agent or fiduciary with respect to an employee benefit plan, its participants or its beneficiaries; and if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan, Indemnitee shall be deemed to have acted in a manner “not opposed to the best interests of the Company” as referred to in this Agreement.

    c.        For purposes of this Agreement, a “Change in Control” shall be deemed to have occurred if: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders as a result of a transaction not otherwise constituting a Change of Control, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 20% of the total voting power represented by the Company’s then outstanding voting securities, unless the person has filed a Schedule 13D twenty-four months preceding the date of this Agreement, (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director whose election by the Board of Directors or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds ( 2/3) of the directors then still in office (other than directors whose election was approved in connection with the settlement of a proxy contest or consent solicitation), cease for any reason to constitute a majority thereof, or (iii) the Company consummates a merger or consolidation of the Company with any other corporation other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51% of the total voting power represented by the voting securities of the Company of the surviving entity outstanding immediately after such merger or consolidation, or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of (in one transaction or a series of transactions) all or substantially all of the Company’s assets.

    d.        For purposes of this Agreement, “Independent Legal Counsel” shall mean an attorney or firm of attorneys, selected in accordance with the provision of Section 1(d) hereof, who shall not have otherwise performed services for the company or Indemnitee within the last three years (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other Indemnitees under similar indemnity agreements).

    e.        For purposes of this Agreement, a “Reviewing Party” shall mean any appropriate person or body consisting of a member or members of the Company’s Board of Directors or any other person or body appointed by the Board of Directors who is not party to the particular Claim for which Indemnitee is seeking indemnification, or Independent Legal Counsel.

    10.        Counterparts. This Agreement may be executed in one or more counterparts, each of which shall constitute an original.

    11.        Binding Effect; Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, spouses, heirs, and personal and legal representative. The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all, or a substantial part, of the business and/or assets of the Company, by written agreement in form and substance satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place. This Agreement shall continue in effect with respect to Claims relating to Indemnifiable Events regardless of whether Indemnitee continues to serve as a director, officer, employee, agent or fiduciary of the Company or any other enterprise at the Company’s request.

    12.        Attorney’s Fees. In the event that any action is instituted by Indemnitee under this Agreement or under any liability insurance policies maintained by the Company to enforce or interpret any of the terms hereof or thereof, Indemnitee shall be entitled to be paid all reasonable expenses incurred by Indemnitee with respect to such action, regardless of whether Indemnitee is ultimately successful in such action, and shall be entitled to the advancement of Expenses with respect to such action, unless as a part of such action, a court of competent jurisdiction over such action determines that each of the material assertions made by Indemnitee as a basis for such action were not made in good faith or were frivolous. In the event of an action instituted by or in the name of the Company under this Agreement to enforce or interpret any of the terms of this Agreement, Indemnitee shall be entitled to be paid all Expenses incurred by Indemnitee in defense of such action (including costs and expenses incurred with respect to Indemnitee’s counterclaims and cross-claims made in such action), and shall be entitled to the advancement of Expenses with respect to such action, unless, as a part of such action, the court having jurisdiction over such action determines that each of Indemnitee’s material defenses to such action were made in bad faith or were frivolous.

    13.        Notice. All notices and other communications required or permitted hereunder shall be in writing, shall be effective when given and shall in any event be deemed to be given: (a) five (5) business days after deposit with the applicable postal service, if delivered by first class mail, postage prepaid,(b) upon delivery, if delivered by hand, (c) one business day after the business day of deposit with Federal Express or similar overnight courier, freight prepaid, or (d) one day after the business day of delivery by facsimile transmission, if delivered by facsimile transmission, with copy by first class mail, postage prepaid, and shall be addressed if to Indemnitee, at the Indemnitee’s address as set forth beneath Indemnitee’s signature to this Agreement and if to the Company at the address of its principal corporate offices or at such other address as such party may designate by ten days’ advance written notice to the other party hereto.

    14.        Consent to Jurisdiction. The Company and Indemnitee each hereby irrevocably consent to the jurisdiction of the courts of the State of Israel for all purposes in connection with any action or proceeding which arises out of or relates to this Agreement and agree that any action instituted under this Agreement shall be commenced, prosecuted and continued only in the competent Courts of the Tel-Aviv District, which shall be the exclusive and only proper forum for adjudicating such a claim.

    15.        Severability. The provisions of this Agreement shall be severable in the event that any of the provision hereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, and the remaining provisions shall remain enforceable, to the fullest extent permitted by law. Furthermore, to the fullest extent possible, the provisions of this Agreement (including, without limitations, each portion of this Agreement containing any provision held to be invalid, void or otherwise unenforceable that is not itself invalid, void or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

    16.        Choice of Law. This Agreement shall be governed by and its provisions construed and enforced in accordance with the laws of the State of Israel, as applied to contracts between Israeli residents, entered into and to be performed entirely within the State of Israel, without regard to the conflict of laws principles thereof or of any other jurisdiction.

    17.        Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all documents required and shall do all acts that may be necessary to secure such rights and to enable the Company effectively to bring suit to enforce such rights.

    18.        Amendment and Termination. No amendment, modification, termination or cancellation of this Agreement shall be effective unless it is in writing signed by both the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

    19.        Integration and Entire Agreement. This Agreement sets forth the entire understanding between the parties hereto and supersedes and merges all previous written and oral negotiations, commitments, understandings and agreements relating to the subject matter hereof between the parties hereto.

    20.        No Construction as Employment Agreement. Nothing contained in this Agreement shall be construed as giving Indemnitee any right to be retained in the employ or otherwise in the service of the Company or any of its subsidiaries.

        In Witness Whereof, the parties hereto have executed this Indemnification Agreement as of the date first above written.

Lumenis LTD. BY: /S/ Prof. Jacob A. Frenkel —————————————— Prof. Jacob A. Frenkel Chairman of the Board of Directors

Address: New Industrial Park
         P.O. Box 240
         Yokneam, 20692
         Telecopier No.: 04-9599050

AGREED TO AND ACCEPTED AS OF THE
DATE FIRST WRITTEN ABOVE:

BY: /S/ Anver Raz —————————————— Anver Raz Chief Executive and President

Exhibit A

INDEMNIFIABLE EVENTS AND LIMIT AMOUNTS

Indemnifiable Event	Limitation Amount (In US$ Million)
1.	Any claim or demand made by customers suppliers, contractors or other third parties transacting any form of business with the Company, its subsidiaries or affiliates, in the ordinary course of their respective businesses, relating to the negotiations or performance of such transactions, representations or inducements provided in connection thereto or otherwise.	100

2.	Any claim or demand made in connection with any transaction not in the ordinary course of business of either the Company, its subsidiaries or affiliates or the party making such claim, including the sale, lease or purchase of any assets or business.	100

3.	Any claim or demand made by employees, consultants, agents or other individuals or entities employed by or providing services to the Company relating to compensation owed to them or damages or liabilities suffered by them in connection with such employment or service.	100

4.	Any claim or demand made under any securities laws or by reference The higher of (i) 250; and thereto, or related to the failure to disclose any information in the (ii) 50 percent (50%) of manner or time such information is required to be disclosed pursuant outstanding shares to such laws, or related to inadequate or improper disclosure of multiplied in the last information to stockholders, or prospective stockholders, or related reported share price at its to the purchasing, holding or disposition of securities of the principle exchange prior to Company or any other investment activity involving or affected by the occurrence giving rise such securities.	The higher of (i) 250; and (ii) 50 percent (50%) of outstanding shares multiplied in the last reported share price at its principle exchange prior to the occurrence giving rise to the indemnifiable event

5.	Any claim or demand made for actual or alleged infringement, misappropriation or misuse of any third party’s intellectual property rights by the Company, its subsidiaries or affiliates.	100

6.	Any claim or demand made by any lenders or other creditors or for moneys borrowed by, or other indebtedness of, the Company, its subsidiaries or affiliates.	100

7.	Any claim or demand made by any third party suffering any personal injury or damage to business or personal property through any act or omission attributed to the Company, its subsidiaries or affiliates, or their respective employees, agents or other persons acting or allegedly acting on their behalf.	100

8.	Any claim or demand made directly or indirectly in connection with complete or partial failure, by the Company or any subsidiary or affiliate thereof, or their respective directors, officers and employees, to pay, report, keep applicable records or otherwise, of any foreign, federal, state, county, local, municipal or city taxes or other compulsory payments of any nature whatsoever, including, without limitation, income, sales, use, transfer, excise, value added, registration, severance, stamp, occupation, customs, duties, real property, personal property, capital stock, social security, unemployment, disability, payroll or employee withholding or other withholding, including any interest, penalty or addition thereto, whether disputed or not.	100

9.	Any claim or demand made by purchasers, holders, lessors or other users of products of the Company, or individuals treated with such products, for damages or losses related to such use or treatment.	100

10.	Any administrative, regulatory or judicial actions orders, decrees, suits, demands, demand letters, directives, claims, liens, investigations, proceedings or notices of noncompliance or violation by any governmental entity or other person alleging potential responsibility or liability (including potential responsibility or liability for costs of enforcement, investigation, cleanup, governmental response, removal or remediation, for natural resources damages, property damage, personal injuries or penalties or for contribution, indemnification, cost recovery, compensation or injunctive relief) arising out of, based on or related to (x) the presence of, release, spill, emission, leaking, dumping, pouring, deposit, disposal, discharge, leaching or migration into the environment (each a “Release”) or threatened Release of, or exposure to, any hazardous, toxic, explosive or radioactive substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos — containing material, polychlorinated biphenyls (“PCBs”) or PCB — containing materials or equipment, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any environmental law, at any location, whether or not owned, operated, leased or managed by the ESC Medical Systems Ltd. or any of its subsidiaries, or (y) circumstances forming the basis of any violation of any environmental law or environmental permit, license, registration or other authorization required under applicable environmental law.	100

11.	Any administrative, regulatory or judicial actions, orders, decrees, suits, demands, demand letters, directives, claims, liens, investigations, proceedings or notices of noncompliance or violation by any governmental entity or other person alleging the failure to comply with any statute, law, ordinance, rule, regulation, order or decree of any governmental entity applicable to ESC Medical Systems Ltd. or any of its subsidiaries, or any of their respective businesses or operations, including, without limitation, the rules and regulations imposed or enforced by the United States Food and Drug Administration, or any similar governmental entity, or the terms and conditions of any operating certificate or licensing agreement.	100

12.	Any claim or demand, not covered by any of the categories of events described above, which, pursuant to any applicable law, a director or officer of the Company may be held liable to any government or agency thereof, or any person or entity, in connection with actions taken by such director or officer in such capacity.	100

To:	Haifa Main Office (700)
Avner Raz, ID no.67450460	18th Haneviim St., Haifa
Hayasur 2 St	Date 28/4/03
Ramat Hasharon	Tel.: 04-8612020
Fax.: 04-8671018

Re: Bank guarantee number 11145/2

1.	According to a request by Lumenis Ltd. (hereinafter: the “Obligee”) we hereby guarantee to pay any amount, in NIS equivalent, up to an amount of $3,000,000 (three million US Dollars) (hereinafter: the “Guarantee Amount”), that you may demand from the Obligee under the contract dated April 24, 2003 (hereinafter: the “Agreement”).

The Guarantee Amount will decrease as follows:

a.	Commencing June 20, 2004, the Guarantee Amount shall depreciate in an NIS amount equal to $800,000 (eight hundred thousand US Dollars) which shall leave an amount in NIS equivalent to $2,200,000 (two million two hundred thousand US Dollars) as a remainder.

b.	Commencing June 20, 2005, the Guarantee Amount shall depreciate in an NIS amount equal to $733,333 (Seven hundred thirty three thousand, three hundred and thirty three US Dollars), which shall leave an amount in NIS equivalent to $1,466,667 (One million four hundred sixty six thousand six hundred sixty seven, US Dollars) as a remainder.

c.	Commencing June 20, 2006, the Guarantee Amount shall depreciate in an NIS amount equal to $733,333 (Seven hundred thirty three thousand, three hundred thirty three US Dollars), which shall leave an amount in NIS equivalent to $733,333 (Seven hundred thirty three thousand, three hundred thirty three US Dollars) as a remainder.

The Guarantee Amount shall be linked to the US Dollar exchange rate (hereinafter: the “Foreign Currency”), according to the following link conditions:

d.	The foreign currency exchange rate shall mean the representative rate published by the Bank of Israel.

e.	If at the time of payment of the Guarantee Amount the exchange rate of the Foreign Currency last published by the Bank of Israel (hereinafter: the “New Exchange Rate “) is higher than the exchange rate published on the day of issuing the guarantee, namely an exchange rate of 4.583 NIS for every 1 US Dollar (hereinafter: the “Basic Exchange Rate”), then the Guarantee Amount shall be deemed increased by an amount equal to the difference between rate of the New Exchange Rate in comparison to the Basic Exchange Rate. If the New Exchange Rate shall descend in comparison to the Basic Exchange Rate, the Guarantee Amount shall not be changed.

2.	At your first written demand, no later than ten days from the date we received, to our aforementioned address, we shall pay any amount stipulated in your demand, provided that it does not exceed the Guarantee Amount, including currency link differences as aforementioned and without imposing on you any duty to explain or prove your demand and without you having an obligation to demand the payment from the Obligee first.

3.	This bank guarantee note and your signed affidavit in which you declare that the request to materialize this guarantee is presented since the Obligee can not stand up to its obligations according to the Agreement, shall be attached to any request of materialization of this guarantee.

4.	This guarantee shall remain in force only until August 5th, 2007 (inclusive). After this date it shall be void. Any demand in accordance with this guarantee has to be accepted by us in writing no later that the abovementioned date.

5.	A written demand as mentioned in this guarantee does not mean a demand which is received in the Bank via facsimile, telex or telegram. A demand of such nature shall not be regarded as such according to this bank guarantee note.

6.	This guarantee is not transferable or endorsable.

Respectfully yours, Bank Hapoalim Ltd. Haifa Main Office BY: /S/ Anat Hershkowitz —————————————— Anat Hershkowitz
BY: /S/ Shay Dayan —————————————— Shay Dayan

Exhibit 10.2

Date: June 12, 2003

To
Hai Ben-Israel

EMPLOYMENT AGREEMENT

We are pleased to inform you that you have been accepted to work at Lumenis Ltd. (hereinafter: the “Company”) in the full-time position of EVP for Planning and Resources, commencing July 1st, 2003.

In carrying out your duties, you will be subordinate to the CEO of the Company.

The division of this Agreement into clauses and headings is for convenience only, and applies to males and females alike.

Terms of your employment:

1.    Your salary

In return for your services, the Company will pay you the global gross, annual sum of $200,000 (dollars) (hereinafter: the “Salary”). The monthly base salary (1/12) shall be paid each month no later than the 1st of each month following the month for which the Salary is due, according to the normal exchange rate which is customary in the Company.

2.    Company car/telephone

2.1	You will be entitled to a Company car, with a minimum of 2,000 cm³ as customary to EVP’s in the Company and in accordance with Company practice

2.2	The Company shall maintain on your behalf a cellular phone as well as a telephone line in your home for your ongoing managing activities.

3.    Work hours

3.1	Your hours of work will be customary hours which are usually worked by officer of your position and rank.

3.2	It is hereby clarified that the Salary constitutes the total remuneration for your work, and in light of your position and rank you will not be entitled to any additional remuneration whatsoever in respect of any work performed which may be expected of you outside of normal working hours, at weekends or on holidays.

4.     Director’s insurance / pension fund and severance pay

The Company, in accordance with the General Permit Regarding Employers’ Payments to Pension Fund and Insurance Fund in Lieu of Severance Pay (hereinafter: the “General Permit”) shall set aside payments into a Officers’ insurance / pension fund policy (hereinafter: “Pension Plans”), which are owned by the Company and which shall be managed in your name. The Company shall set aside into the agreed upon Pension Plans an amount equal to the rate of 8 1/3% of the Salary in respect of severance pay and the rate of 5% of the Salary in respect of compensatory payments.

4.1	In addition, the Company will set aside on your behalf the appropriate sums in respect of disability insurance at the rate of 2.5% of your Salary.

4.2	The Company waive in advance any right to which it may be entitled for reimbursement of sums out of the Pension Plans, excluding where your right to severance pay is prevented by a court ruling pursuant to sections 16 and 17 of the Severance Pay Law.

4.3	Sums set aside by the Company into the Pension Plans shall be in lieu of the full amount of severance pay, should you be entitled to, in light of the General Permit a copy of which is attached herewith as Appendix A.

5.     Professional study fund

The Company shall set aside on your behalf 7.5% of the Salary into a professional study fund, up to the maximum allowed by law, of your choice amongst the study funds offered by the Company (hereinafter: the “Fund”). The Company will deduct your share at the rate of 2.5% of the Salary and transfer the same to the Fund.

6.     Leave

        You will be entitled to a maximum of 22 working days of annual leave per year.

        Leave may not be accumulated and/or exchanged for any reason.

6.1	Leave shall be coordinated with the Company CEO and shall accord with Company policy.

7.     Share options

7.1	You will be granted options for the purchase of 100,000 ordinary shares in the Company to vest within three years, which you shall be entitled to purchase in accordance with the terms of the Option Plan at market value, as the same shall be at the date on which you join the Company (33,333 in year 2004, 33,333 in year 2005, 33,334 in year 2006).

7.2	The right to purchase the shares shall be subject to the terms of the options’ plan for employees as approved by the Board of Directors.

8.     Annual bonus

8.1	A bonus at the rate of up to 100% of your gross annual salary, shall be awarded in return for full compliance by you with the goals of the Company, your goals and the assessment of your supervisor.

8.2	For the 2003 year of employment, you will be awarded a bonus for your personal achievements, relative to your term of employment during the year 2003.

9.     Sick pay / reserve duty

Pursuant to the Sick Pay Law, you will be entitled to a maximum of 18 days of sick leave each year against a certificate of illness.

9.1	Days of sick leave may be accumulated up to a maximum of 90 days; however, they may never be redeemed.

10.     Convalescence pay

At the end of your first year of employment, you will be entitled to the customary amount of convalescence pay paid by the Company.

Convalescence pay shall be paid once annually, in the salary for the month of July.

11.     Professional ethics

Throughout the period of your employment with the Company, you undertake to conduct yourself with integrity, dedication, professionalism and loyalty.

11.1	You undertake to act in accordance with the Company’s guidelines in force from time to time, which shall be brought to your attention.

11.2	During the period of your employment with the Company, you shall not be entitled to have any additional work outside of the Company, other than with the prior written consent of the Company.

11.3	You agree to notify the Company without delay of any matter or issue which you have a personal interest and/or which is liable to create a conflict of interests with your duties at the Company.

12.     Term of employment and termination thereof

You will be employed by the Company commencing from the date stipulated in this Agreement. Your employment at the Company shall be for an unlimited period, subject to the terms below.

12.1	Each party may terminate the engagement pursuant to this Agreement at any time and for any reason, by giving a three months advance notice.

12.2	You must continue to work during such advance notice period. At the same time, the Company reserves the right not to utilize the advance notice period, whether in whole or in part, and even to terminate the working relationships between the parties, provided it pays you in lieu of the advance notice.

Where you terminate your position at the Company’s initiative, in addition to the aforementioned advance notice period, you shall be entitled to an adaptation period of 6 further months, for pay and the accompanying benefits.

12.3	Notwithstanding the foregoing the Company is entitled to dismiss you forthwith, without any advance notice, in any event in which an employee may be deprived in whole or in part of his entitlement to severance pay according to the prevalent law in Israel, including in the event that you breach the confidentiality and non-competition provisions and/or breach your fiduciary duties.

12.4	You undertake to act in the following manner, immediately upon termination of your employment with the Company for any reason:

12.4.1	You will deliver and/or return to the Company all the documents, diskettes or any other magnetic media, the letters, records, reports and any other documents in your possession and which are connected to your employment with the Company, as well as any equipment and/or other property of the Company placed at your disposal, including Company car, telephone, worker’s badge or any other equipment.

12.4.2	You will withdraw from the Company in coordination with your overseers, including transfer of your position in an orderly manner, in a reasonable time frame which shall be set by your overseers, and you will transfer, in an orderly manner and in accordance with the Company’s guidelines, your position, the documents and all the affairs with which you have been entrusted to whomsoever the Company shall direct.

13.     No limitation on the worker’s employment

You affirm, authorize and undertake that you are entitled to enter into this Agreement and to accept upon yourself all the undertakings thereunder, that there is no limitation, under this Agreement or in any other manner, to your entering into this Agreement and your employment by the Company, and that by entering into this contract you are not breaching any other agreement or undertaking to which you are or were a party.

14.     Confidentiality and Preservation of Intellectual Property

As a fundamental condition to entering into this Agreement, you undertake to comply with everything stated in Appendix B of this Agreement.

15.     Exclusivity of the Agreement

This Agreement is personal and the terms of your employment will follow only by the provisions of this Agreement

15.1	Beyond the provisions of this Agreement, the parties’ relationships shall not be governed by any collective agreement, collective arrangement or practice of any sort.

15.2	This Agreement expresses and exhausts all the understandings that exist between you and the Company, and any arrangements, representations, letters or understandings which existed in the course of the negotiations leading up to your joining the Company, to the extent that these do not receive explicit express mention in this Agreement, are null and void, and have no force.

16.     General

You will bear all taxes deriving from your rights and benefits under this Agreement. It is hereby clarified that all the amounts stipulated in this Agreement are gross sums, and that they shall be deducted from your rights and benefits received under this Agreement, tax according to law and any other mandatory payments, including insurance premiums and national insurance premiums.

16.1	Any modification of the provisions of this Agreement and its Appendices shall be made only in writing and by both party’s signature.

16.2	This Agreement, including its Appendices, constitutes notice to the employee, as defined in the Employee’s Notice (Terms of Employment) Law, 5762-2002.

16.3	This Agreement does not detract from your rights under any law and/or extension orders, to the extent that this Agreement grants you rights that are similar and/or better to those afforded by law.

We are delighted to welcome you into the team of the Company’s employees; we wish you success in your position and we hope to see you integrated and assimilated in its team of employees.

Wishing you every success, BY: /S/ Avner Raz —————————————— Avner Raz Lumenis President

I have read in depth this Agreement and the Appendices thereto, I understand their content, and I agree to the conditions therein and undertake to comply with all the undertakings therein.

Signature: /s/ Hai Ben Israel	Date: 12/6/03
Name of employee: Hai Ben Israel.	I.D. 51049187

Appendix A

General Approval with regard to Employers' Payments to a Pension Fund and an Insurance Fund instead of Severance Pay191

Pursuant to the Severance Pay Law, 5723-1963

By virtue of my authority under section 14 of the Severance Pay Law, 5723-1963 (hereafter — the Law), I confirm that payments made by an employer starting on the date of publication of this Approval, on behalf of his employee for a comprehensive pension in a pension provident fund which is not an insurance fund within the meaning thereof in the Income Tax Regulations (Rules for Approval and Management of Provident Funds), 5724-1964 (hereafter — a Pension Fund), or for managers’ insurance which includes a pension option in an insurance fund as aforesaid (hereafter — an Insurance Fund), including payments that the employer made in combination with payments to a Pension Fund and an Insurance Fund (hereafter — the Employer’s Payments), will replace severance pay payable to said employee for the salary from which said payments were paid and for the period that they were paid (hereafter — the Exempted Salary), provided that all of the following are fulfilled:

(1)	The Employer’s Payments —

(a)	To a Pension Fund are not less than 14 1/3% of the Exempted Salary or 12% of the Exempted Salary if the employer is paying for his employee, in addition thereto, payments to supplement severance pay to a severance pay provident fund or to an Insurance Fund in the name of the employee at a rate of 2 1/3% of the Exempted Salary. If the employer does not pay in addition to the 12% also 2 1/3% as indicated herein, its payments shall replace 72% of the severance pay of the employee, only;

(a)	To an Insurance Fund not less than one of the following:

(1)	13 1/3% of the Exempted Salary, if the employer is paying for his employee, also payments for ensuring a monthly income in case of loss of working capacity, in a program approved by the Director of the Capital Market, Insurance and Savings at the Ministry of Finance, at the rate required to ensure at least 75% of the exempted salary or at a rate of 2 1/2% of the Exempted Salary, whichever is the lower (hereafter — Payment for Loss of Work Capacity Insurance);

191	The general permit was published in Yalkut Pirsumim 4659, 5758, on p. 4394 (Published on 30 June 1998). A previous notice, with regard to standard terms for granting a permit, was published in Yalkut Pirsumim 2787, 5742, on p. 993, and was amended in Yalkut Pirsumim 2847, 5742, on p. 2939, in Yalkut Pirsumim 4193, 5744, on p. 2349, and in Yalkut Pirsumim 4803, 5759, p. 5, on 19 September 1999.

(2)	11% of the Exempted Salary, if the employer also paid, a Payment for Loss of Work Capacity Insurance, and in this case the Employer’s Payments will replace 72% of the employee’s severance pay, only; if the employer paid, in addition to these also supplemental severance payments to a severance pay provident fund or to an Insurance Fund for the benefit of the employee at a rate of 2 1/3 % of the Exempted Wages, the Employer’s Payments will replace 100% of the severance pay of the employee.

(2)	No later than three months from the beginning of the Employer’s Payments, a written agreement is made between the employer and the employee, which contains —

(a)	The consent of the employee to an arrangement pursuant to this Approval with wording that sets out the Employer’s Payments and the Pension Fund and the Insurance Fund, as applicable; in the said agreement, the text of this Approval shall also be included;

(b)	A waiver by the employer in advance, of any reimbursement right that he may have from Employers Payments, unless the right of the employee to severance pay is denied in a judgment pursuant to section 17 of the Law, and in the event that it is denied or if the employee withdrew amounts from the Pension Fund or the Insurance Fund other than on account of an entitling event; for this purpose, “an entitling event” — death, disability or retirement at the age of sixty or after;

(3)	Nothing in this Approval shall derogate from an employee’s right to severance pay under the Law, a collective agreement, an extending order or an employment contract, for wages above the Exempted Wages.

15 Sivan 5758 (9 June 1998)

Eliyahu Yishai

Minister of Labor and Social Affairs

Appendix B
Employment Contract

Undertaking Letter for the Protection of Confidentiality and Intellectual Property

        I am aware that in the course of my employment with Lumenis Ltd. (hereinafter: the “Company”) I will be exposed to and/or there will come to my knowledge Information (as defined below). Since it has been made clear to me that the said Information is one of the primary and vital assets of the Company, I, the undersigned, I.D. 51049187, hereby affirm and undertake towards the Company and towards any of your subsidiary companies and/or affiliated companies, anywhere in Israel and oversees, as follows:

1.	To keep completely confidential and not to disclose and/or to transfer, whether directly or indirectly, to any individual and/or entity whatsoever, including employees of the Company to whom the Information is not necessary for the purpose of fulfilling their positions, any information which has been and/or which shall be placed at my disposal, whether orally, in writing and/or in any other form and/or media, as part of my employment with the Company and/or in connection with my employment at the Company, whether directly or indirectly, including information of which I have received from others connected directly or indirectly with the Company.

2.	In this Undertaking Letter, “Information” means all the information and know how, which are currently and/or which may in the future be in the Company’s position, or in the position of anyone on its behalf, which are connected and/or which relate in any manner whatsoever to the Company and/or its businesses and/or its activities and/or to companies and/or corporations and/or entity which are connected thereto.

Information, includes, purely for demonstration purposes, and without derogating from the generality of the foregoing, inter alia: any information connected directly or indirectly to research and development in relation to existing or future products, inventions, hardware, software, production processes, discoveries, improvements, developments, innovations, models, drawing, sketches, designing, calculations, diagrams, formulae, computer files, computer software, data, planning processes, list of clients, list of suppliers, costing, prices, payment terms, plans, trade secrets, business plans, names of clients, sales, prices and any other information connected with the business of the Company and/or subsidiaries and/or affiliated company and/or its clients, including clients with whom the Company is engaged in negotiations and including present and future affiliated company and/or subsidiary companies. All the above shall apply whether or not the Information is capable of protection by patent or other intellectual property right.

3.	I am aware of the fact that the Company is committed to confidentiality under agreements signed by it with suppliers, clients and third parties, and I undertake to faithfully comply with the Company’s undertakings to these third parties for the protection of confidentiality and non-competition.

4.	In any event of termination of the engagement between us, I undertake that all information, of whatever media, in my possession or control, shall be returned to the Company immediately upon the grant of notice of the termination of the engagement between us.

5.	I undertake not to deliver and/or to transfer, whether directly or indirectly, to any individual and/or entity whatsoever, material and/or raw material and/or any product and/or part of a product and/or model and/or document and/or diskette and/or other media for storing Information and/or printed and/or copied and/or duplicated item and the like, which contains such information, in whole or in part, and not to make any use, including duplication, production, sale, transfer, imitation and dissemination, modification, deletion or replication of all or part of the Information, save for use needed for the purpose of executing the Company’s requirements, performed on behalf of the Company and for its benefit alone.

6.	I undertake to notify, to disclose and to bring to the Company’s knowledge any information of which I shall be disclose to in any manner, including information which is the outcome of an idea or development of mine during the employment term with the Company, whether or not the same is capable of protection by patent, capable of protection by copyright or other intellectual property right, registrable or not.

7.	By signing this Undertaking Letter, I hereby assign to the Company and undertake herewith to assign in the future all my rights, if any exist, to any information, development, product, improvement, innovation, discovery, idea, creation, formula, code, finding, research, conclusions, whether or not the same is capable of protection by copyright or other intellectual property rights or other property rights, or is registrable or not, which I have created/shall create, have developed/shall develop, have discovered/shall discover, by myself or together with others, in the course of and/or in connection with my employment at the Company (hereinafter: the “Products of My Employment”). I confirm that the Company shall have the exclusive intellectual property rights to the Products of My Employment in Israel and abroad, and that I shall not be entitled to any additional remuneration in respect thereof beyond the wage for my employment.

8.	I undertake to collaborate in order to deliver any item necessary for the performance of any registration and to assist in the preparation and the registration of patents and/or any other property rights in favor of the Company and/or subsidiary companies and/or affiliated companies in Israel and/or abroad, and to sign any document required for the purpose of registration in Israel and/or abroad. I similarly undertake to collaborate and to assist the Company in protecting and enforcing its rights. This undertaking of mine shall apply even after the termination of the working relationship between us in respect of those matters in which I was engaged during the term of my employment, provided that if I am required to assist, the Company shall bear my expenses in this respect.

9.	I am aware of the fact that my Salary and/or the options allocated to me also contain compensation in respect of my undertaking that in the event of any termination of employment, whether in case of dismissal and/or resignation, I shall not be employed and/or work in any business and/or employment which directly competes in the manufacture of products for medical and aesthetic treatments using lazer. Nothing in this clause restricts my right to engage in the production of goods for consumption and/or security and/or industry on the basis of lazer. This undertaking shall remain in force for a period of one year from the date of termination of my employment.

10.	I am conscious of the fact that the relationship of trust between me and the Company mandates that in the event of any termination of my employment I will not solicit the Company’s employees to leave their employment; I will not employ them either directly or indirectly; and I will not assist them in finding work via competing entities; and I undertake to preserve these relationships of trust. At the same time, the Company will afford me the possibility of applying to receive written certification in respect of the employment of these workers.

11.	I hereby declare and affirm that I am aware of the fact that a breach of any or all of the aforesaid undertakings is liable to cause the Company and/or its entities, corporations and/or affiliated companies, severe and irreversible damages, which cannot be adequately compensated in financial terms, and I therefore agree and undertake herewith not to oppose, in the event of a breach of any of my undertakings under this Undertaking Letter, the issuance by an authorized Court of a temporary injunction and/or other orders against me with the aim of preventing and/or ceasing the said breach.

12.	Without derogating from the provisions of clause 11 above, I undertake to compensate and indemnify the Company in respect of any damage and/or expense caused to it or to affiliated companies, in consequence of a breach of my aforesaid undertakings, including court costs and attorney’s fees, loss and/or injury to goodwill. None of this shall derogate from any relief and/or remedy available to you under any law.

13.	My undertakings pursuant to this Undertaking Letter shall remain in force for a period of three years from termination of my employment with the Company, whatever the reason for such termination.

14.	I hereby affirm and authorize that I am aware of the fact that the Company would not engage with me and exposed any information to me, were it not for my undertaking under this Undertaking Letter.

WHEREFORE, I HAVE HERETOFORE SET MY HANDS:

Signature: /s/ Hai Ben Israel
Witness to signature: ___________

Exhibit 10.3

SEPARATION AGREEMENT

This Separation Agreement (this “Agreement”) is made and entered into on June 30, 2003 by and among (i) Lumenis Ltd., a company incorporated under the laws of the State of Israel, with offices at P.O.B. 240, Yokneam Industrial Park, Yokneam, Israel (“Lumenis” or the “Company”) and (ii) Mr. Sagi Genger (“SG”).

WHEREAS,	the Company has decided to eliminate the position of the Chief Operating Officer in the Company (“COO”); and

WHEREAS,	The Company and SG have further agreed that upon the elimination of the COO position, SG’s employment with the Company will be terminated effective July 1, 2003; and

WHEREAS,	The Company, Lumenis Inc. and SG, have entered on January 21, 2003 into an employment agreement (“Employment Agreement”) pursuant to which the terms and conditions relating to severance will enter into force upon termination of SG’s employment with the Company under the circumstances described above, and

WHEREAS,	the Company and SG agreed to set forth in writing the terms and conditions of their understandings regarding the termination of employment of SG in the Company and his appointment as a consultant to the Company.

NOW, THEREFORE, in consideration of the premises and the mutual covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the parties hereto agree as follows:

1.	TERMINATION DATE. Following the elimination of the position of the COO, it is hereby agreed that the employment of SG with the Company and the employer-employee relations between the parties will terminate, effective July 1, 2003.

2.	SPECIAL SEVERANCE.

2.1.	Upon termination of employment of SG with the Company, SG will be entitled to a special severance payment of the total amount of US $1,000,000 (one million United States Dollars) (“Severance Payment”).

2.2.	The Severance Payment will be paid to SG as follows:

2.2.1.	A total amount of US $600,000 (six hundred thousand United States Dollars) will be paid to SG by no later than December 31, 2003; and

2.2.2.	A total amount of US $400,000 (four hundred thousand United States Dollars) will be paid to SG in quarterly equal installments of US $50,000 (fifty thousand United States Dollars) each, over a 2-year period. The first installment will be paid to SG at the beginning of the fourth (4) fiscal quarter of 2003.

2.3.	The Severance Payment shall be paid to SG, among others, in lieu of all amounts due to him under Section 3 of the Employment Agreement, including 90 (ninety) days prior notice period payments (including – life insurance, accidental death benefits, Blue Shield medical coverage, Metlife Dental coverage and Metlife long term Disability benefit), any severance amounts due to SG under the principles set forth in the Israeli Severance Law, 5723-1963, and a special severance payment, as determined in Section 3 of the Employment Agreement.

2.4.	SG will return the Company car and other Company property and equipment within ninety (90) days from the date of termination of employment. Additionally, the Company will continue to pay SG his medical insurance for an additional 12 (twelve) month period following termination of employment, and shall grant SG a 2-year option to purchase the medical insurance policy from the Company at Company cost.

3.	GRANT OF OPTIONS. Notwithstanding the acceleration provisions described in Section 3 of the Employment Agreement, SG will be entitled to exercise 398,667 Company Options held by him at the date of termination of his employment. Said options will become immediately vested as of the date hereof, and will remain exercisable for a five (5) year period after the date of grant. Other terms of the Options will be as defined in the Share Option Plan under which said options will be granted.

4.	NON COMPETE, CONFIDENTIALITY. The parties hereby agree that (A) all the terms and conditions relating to (i) confidential information of the Company and non-disclosure, (ii) non-competition by SG, (iii) non-solicitation by SG, and (iv) intellectual property and inventions, assignment thereof and ownership therein, all as contained in the Employment Agreement, including without limitation all the terms and conditions set forth in Sections 6, 7 and 8 of the Employment Agreement, shall continue to apply in full force and effect, for such time periods as set forth in the Employment Agreement, provided, however, that the non-compete undertakings of SG will continue to exist for a five (5) year period from the date hereof.

5.	LEGAL MATTERS. SG will assist the Company and cooperate on any legal matter as requested by the Company, arising directly or indirectly, in connection with the term of his employment in the Company and/or Company’s business activity in which, at the Company’s discretion, he has the professional knowledge and expertise.

6.	RELEASE. The parties hereto release and discharge each other (including any subsidiary or affiliated company of the Company, and any and all of their officers, directors and employees) from any and all claims, rights, demands, actions, obligations, liabilities, and causes of action in connection with the termination of SG’s employment with the Company, under or pursuant to any law, statute, or regulation.

Notwithstanding the foregoing, the above waiver and release shall not include any claims based on this Agreement or any other undertaking entered into by each party hereto towards the other party directly or indirectly, as of the date hereof. In order to remove any doubt it is hereby clarified that any amounts due, in whole or in part, will serve to set off any amounts due to the Company as a result of breach of any undertaking by SG (directly or indirectly) as has been entered into on the date hereof.

7.	NO ORAL CHANGES. This Agreement may be changed only in writing, and must be signed in advance by the party against whom enforcement of any waiver, modification, discharge or other change is sought.

8.	WAIVER. Neither party’s failure to insist upon strict compliance with any of the terms, covenants or conditions hereof shall be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed a waiver or relinquishment of such right or power at any other time or times.

9.	ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties hereto regarding the subject matter hereof, and supersedes and cancels any and all prior agreements between the parties hereto, express or implied, written or oral, relating to the subject matter hereof, except for (i) the terms of the Employment Agreement, unless specifically indicated herein and (ii) any other undertakings entered into by the parties as of the date hereof.

10.	CORPORATE APPROVALS. This Agreement will enter into force and become effective upon the approval of the Company’s Board of Directors.

11.	GOVERNING LAW; SUBMISSION TO JURISDICTION. This Agreement shall be governed by and construed in accordance with the laws of the State of Israel. Any litigation concerning any claims under or breach of this Agreement shall be brought exclusively in the competent courts of Tel-Aviv-Jaffa.

12.	DESCRIPTIVE HEADINGS. The Section headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

13.	COUNTERPARTS. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all such counterparts shall constitute one and the same instrument.

23.	IN WITNESS WHEREOF, the Company and SG have executed this Separation Agreement, as of the day and year first above written.

Lumenis Ltd. BY: /S/ Kevin R. Morano —————————————— Kevin R. Morano Chief Financial Officer
BY: /S/ Sagi Genger —————————————— Sagi Genger

Exhibit 10.4

CONSULTING AGREEMENT

This Consulting Agreement (this “Agreement”) is made and entered into as of June 30, 2003 by and among (i) Lumenis Inc., 375 Park Avenue, New York New York, 10152 (“Lumenis” or the “Company”) and (ii) E&G Advisory Services Limited (“Consultant”).

WHEREAS,	the Company operates in the field of design, manufacture and marketing of laser, light and other energy emitting systems for aesthetic, ophthalmic, surgical and dental applications, and

WHEREAS,	Consultant has the skills and experience required to appropriately render to the Company consulting services as provided herein, and

WHEREAS,	the Company wishes to retain the services of the Consultant, in light of its knowledge and expertise in the Company’s activities, and Consultant wishes to provide the Company with such services, all pursuant to the terms and conditions set forth herein; and

WHEREAS,	the Company and Consultant agreed to set forth in writing the terms and conditions of their understandings regarding his appointment as a consultant to the Company.

NOW, THEREFORE, in consideration of the premises and the mutual covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the parties hereto agree as follows:

1.	RETENTION OF CONSULTANT. The Company hereby engages Consultant and Consultant hereby agrees to accept the engagement by the Company in accordance with the terms and conditions hereof.

2.	THE SERVICES. Consultant will provide the Company consulting services in activities the Company engages in, from time to time. Such consulting services shall include reports on international and strategic options for the Company based on a work plan as shall be submitted by Consultant no later than October 1, 2003 (the “Services”). Mr. Sagi Genger will lead the team providing the Services on behalf of Consultant. Consultant shall be required to provide the Services on such dates as may be agreed upon by the Company and for an unlimited amount of hours per month, provided, however, that Services rendered by SG on behalf of Consultant will total no more than 25 hours per month. Consultant shall participate in at least one international Company conference a year, unless waived by the Company and will submit to the Company interim reports as shall be prescribed in the work plan. Consultant shall make its best efforts, and shall devote his expertise in rendering the Services to the Company’s full satisfaction and in full compliance with the requirements set forth herein. Consultant shall report to the Company’s CEO or such other person as the Company may determine from time to time. The Services hereunder are anticipated to be rendered outside the U.S. Consultant will be entitled to administrative and secretarial services from the Company.

3.	TERM. The consulting services shall commence on the date hereof and shall continue until the report on international and strategic options for the Company will be completed, provided that the Agreement will be for a term of 2-years from the date hereof and until June 30, 2005 (“Term”).

4.	COMPENSATION.

4.1.	In consideration of the performance of the Services, as defined in Section 4 hereunder, Consultant shall be entitled to compensation in the aggregate amount of US$ 575,000 (five hundred seventy five thousand United States Dollars) for the whole Term (“Compensation”) that will be paid to it as a lump sum by no later than December 31, 2003.

4.2.	Company will reimburse the Consultant for out of pocket expenses in an amount that shall not exceed US$25,000 (twenty five thousand United States Dollars) for the whole Term, paid against a valid receipt.

4.3.	The foregoing Compensation shall constitute the entire compensation to which Consultant shall be entitled for the Services and no further compensation, payments or rights shall be due by the Company to Consultant pursuant hereto.

5.	PAYMENT. The Compensation will be paid to Consultant after it shall furnish to the Company a duly issued invoice in the amount in US Dollars equal to the Compensation due to it. The Compensation shall be paid to Consultant within 10 days following receipt by the Company of the invoice. To the extent services provided by Consultant is rendered outside the U.S. the Company shall not deduct or withhold any payments therefrom. To the extent services by the Consultant are rendered in the U.S., the Company shall be entitled to deduct from any amounts paid to Consultant hereunder, any taxes required to be deducted or withheld under applicable law, unless Consultant furnishes the Company in advance with an appropriate tax exemption certificate.

6.	CONFIDENTIAL INFORMATION. Consultant agrees not to divulge or use, except in furtherance of the Companies’ business at any time during the Term as well as after the termination of the Term, any confidential and other proprietary information (as further defined below, “Confidential Information”) obtained at any time, disclosed to the Consultant or developed by the Consultant during the Term or regarding the business of the Company, its subsidiaries, any company in which the Company hold, directly or indirectly (i) a 5% interest (or greater) in the equity or profits thereof, or (ii) any right or power to appoint one or more managers, directors or other individual(s) performing similar functions (“Affiliate”), or any of its customers, except that the Consultant may disclose certain necessary information to co-workers employed at the Company and to third parties when required to do so in connection with the performance of his duties hereunder. “Confidential Information” shall include information which is not known to the public and shall include, but not be limited to, trade secrets, know-how, data, technical or non-technical information, whether written, graphic or oral, the names and addresses of prospective or existing investors, customers, supply sources, ideas, financial information, operations policies, marketing strategies, business development plans, corporate assets, financial data and forecasts, and historical financial results.

7.	COVENANT NOT TO SOLICIT BUSINESS. The Consultant agrees that for a period of one (1) year from the effective date of termination of this Agreement, it will not directly or indirectly solicit any business from individuals or entities that are customers of the Company, its subsidiaries or Affiliates, at the time of termination of this Agreement, without the prior written consent of the Company’s Board of Directors.

(a)	For a period of one (1) year from the effective date of termination of this Agreement, without the prior written consent of the CEO, the Consultant shall not employ, offer to employ, or in any way directly or indirectly solicit or seek to obtain or achieve the employment of any person employed by the Company, its subsidiaries, any Affiliate, or any successors or assigns thereof, except for persons who were not employees of the Company or who were terminated by the Company, its subsidiaries or any Affiliate on the effective date of termination of this Agreement.

(b)	The Consultant acknowledges and agrees that a breach of Section 6 or 7 shall cause irreparable harm to the Company, its subsidiaries, and/or Affiliates, and that the Company shall be entitled to specific performance of this Agreement or an injunction without proof of special damages, together with costs and reasonable attorney’s fees and disbursements incurred by the Company in enforcing their rights under Section 6 and this Section 7.

8.	INTELLECTUAL PROPERTY ASSIGNMENT. Any invention or know-how which shall occur to the Consultant during the Term relating to the business of the Company or the use of any of its technologies, notwithstanding that it is perfected or reduced to specific form at any time thereafter provided that its conception arose during such period, including all rights therein and in any patent or other form of legal protection with respect thereto, shall become the sole property of the Company, without need for any specific action or notice or any consideration to the Consultant other than as provided for by this Agreement.

9.	TERMINATION. Either party may terminate this Agreement with immediate effect in the event of (1) a material breach of this Agreement by the other party; or (2) any other breach of this Agreement by the other party that has not been cured within seven (7) days following a written notice thereto.

10.	INDEPENDENT CONTRACTOR. It is understood and agreed that Consultant is and shall at all times remain an independent contractor and not an employee of the Company. Consultant will not be eligible for any employee benefits of any type or nature. This Agreement is not intended by the parties to, and shall not, constitute or create a joint venture, partnership or other business organization.

11.	NO ORAL CHANGES. This Agreement may be changed only in writing, and must be signed in advance by the party against whom enforcement of any waiver, modification, discharge or other change is sought.

12.	NO CONFLICTING OBLIGATION. Consultant represents that his performance of this Agreement and the Services does not and will not breach any agreement to which Consultant is a party, any other undertaking or obligation of Consultant or any applicable law, and Consultant undertakes not to enter into any agreement, undertaking or obligation, either written or oral, in conflict with the terms hereof or that may derogate from the Company’s rights hereunder.

13.	NO IMPROPER USE OF MATERIALS. Consultant agrees not to use in the performance of Services any third party confidential or proprietary information subject to a duty on Consultant’s part to maintain the confidentiality of such information and/or to use it only for certain limited purposes, unless such information is generally available to the public or Consultant has an authorization from such third party for the possession and unrestricted use of such information. Without limiting the generality of Section 6 above, Consultant undertakes not to breach any obligation of confidentiality that Consultant may have to any third party, and agrees to fulfill all such obligations during the Term of this Agreement.

14.	PUBLICATIONS. Consultant will not hold any discussions or make any publications, directly or indirectly, in connection with the Company, including its business activity, with any third party press without the prior written approval of the Chief Executive Officer of the Company.

15.	WARRANTIES.

15.1	Without prejudice to any of Consultant’s representations, warranties and undertakings hereunder, Consultant hereby represents and warrants that it has the ability and expertise to diligently and appropriately perform all his duties hereunder.

15.2	The Company makes hereunder no warranties, express or implied.

16.	WAIVER. Neither party’s failure to insist upon strict compliance with any of the terms, covenants or conditions hereof shall be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed a waiver or relinquishment of such right or power at any other time or times.

17.	CORPORATE APPROVALS. This Agreement will enter into force and become effective upon the approval of Lumenis Ltd. Board of Directors.

18.	ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties hereto regarding the subject matter hereof, and supersedes and cancels any and all prior agreements between the parties hereto, express or implied, written or oral, relating to the subject matter hereof.

19.	LEGAL AND EQUITABLE REMEDIES. Because Consultant’s Services are personal and unique and because Consultant may have access to and become acquainted with confidential and proprietary information of the Company, the Company shall have the right to enforce this Agreement and any of its provisions by injunction, specific performance or other equitable relief, all without prejudice to any other rights and remedies that the Company may have hereunder or under applicable law.

20.	INDEMNIFICATION. Consultant shall defend, indemnify, and hold the Company and its respective affiliates, employees, directors and agents harmless against and from any losses, liability, damages, expenses, claims, proceedings, or investigations arising out of or in connection with any act or omission by Consultant hereunder, including, without limitation, amounts paid in settlement of claims, proceedings, or investigations, and agrees to bear all costs and expenses, including, without limitation, reasonable attorneys’ fees, incurred in connection with the defense or settlement of any such claim, proceeding or investigation.

21.	GENERAL TERMS.

21.1.	For purposes of this Agreement, the “Company” shall include all subsidiaries and affiliates of Lumenis Ltd.

21.2.	This Agreement is considered a personal services contract and under no circumstances may any of Consultant’s rights and/or obligations hereunder be assigned or delegated to any person or entity, either directly or indirectly.

21.3.	In case any one or more of the provisions of this Agreement is, for any reason, held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect the other provisions of this Agreement, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein. In addition, if any one or more of the provisions of this Agreement is, for any reason, held to be excessively broad as to duration, geographical scope, activity or subject, it shall be construed by limiting and reducing it, so as to be enforceable to the extent compatible with applicable law.

21.4.	No failure or delay on part of any party hereto in exercising any right or power hereunder shall operate as a waiver thereof. No single or partial exercise of any right or power hereunder shall preclude any other or further exercise thereof or the exercise of any other right or power hereunder.

21.5.	Section headings in this Agreement are included herein for convenience of reference only and shall not be considered or used in construing or interpreting this Agreement.

21.6.	This Agreement may be executed in any number of counterparts, all of which shall be taken together and constitute one and the same instrument; any of the parties hereto may execute this Agreement by signing any such counterpart.

21.7.	Any notices required or permitted hereunder shall be given to the relevant party at the address specified in the preamble to this Agreement or at such other address as to which the party shall have notified the other party in writing. Such notices shall be deemed given upon personal delivery, or, if sent by certified or registered mail, postage prepaid, three (3) days after the date of mailing.

22.	GOVERNING LAW; SUBMISSION TO JURISDICTION. This Agreement shall be governed by and construed in accordance with the laws of the State of New York. Any litigation concerning any claims under or breach of this Agreement shall be brought exclusively in the competent courts of the State of New York.

24.	IN WITNESS WHEREOF, the Company and Consultant have executed this Consulting Agreement, as of the day and year first above written.

Lumenis Inc. BY: /S/ Kevin R. Morano —————————————— Kevin R. Morano Chief Financial Officer

E&G Advisory Services Limited BY: /S/ David Parnes —————————————— David Parnes

Exhibit 10.5

June 17, 2003

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel Aviv

To
Lumenis Ltd.

Reference is made to the following documents made between Lumenis Ltd. (the “Borrower”) and/or Lumenis Holdings Inc. and Bank Hapoalim B.M. (the “Bank”): (i) Short Term Credit Line Letter dated April 24, 2001 as amended (the “Letter”), (ii) Loan Agreement dated April 30, 2001 as amended (the “2001 Loan Agreement”) (iii) Agreement dated April 30, 2001 as amended (the “Letter of Undertaking”), and (iv) Loan Agreement dated March 26, 2002 as amended (the “2002 Loan Agreement”). The Letter, the 2001 Loan Agreement, the Letter of Undertaking and the 2002 Loan Agreement shall jointly be referred to as the “Loan Documents”.

Per the request of Borrower the Bank issued on April 28, 2003 a bank guarantee in favor of Avner Raz in the sum of $3,000,000 (Three Million US Dollars) (the “Bank Guarantee”);

        It is agreed as follows:

One)	the sum of the Bank Guarantee will not be part of the Short Term Credit Line or the Additional Amount.

Two)	all Collaterals and\or Security Documents created under the Loan Documents shall serve also as collaterals to secure the repayment of the Borrower obligations in connection with the Bank Guarantee.

This letter constitutes an integral part of the Loan Documents.

Very truly yours, BANK HAPOALIM B.M. BY: /S/ R. Arbel —————————————— R. Arbel
BY: /S/ L. Ben Ami —————————————— L. Ben Ami

We agree to the above:

Lumenis Ltd.	Lumenis Holdings Inc.	Lumenis Inc.
By: /s/ Kevin R. Morano	By: /s/ Kevin R. Morano	By: /s/ Kevin R. Morano
Name: Kevin R. Morano	Name: Kevin R. Morano	Name: Kevin R. Morano

Exhibit 10.6

STOCK PLEDGE AGREEMENT
(Lumenis Ltd.)

        THIS STOCK PLEDGE AGREEMENT (this “Agreement”) is made and entered into as of July 1, 2003, by LUMENIS LTD. (f/k/a ESC Medical Systems Ltd.), a company organized and existing under the laws of the State of Israel (“Pledgor”), in favor of BANK HAPOALIM B.M., an Israeli banking corporation (“Lender”).

RECITALS

        WHEREAS, Lender heretofore has made certain loans and/or granted other extensions of credit to Pledgor, including, without limitation, pursuant to a certain Short Term Credit Line Letter dated April 24, 2001, between Lender and Pledgor (as heretofore and/or hereafter amended, the “Credit Line Letter”); and

        WHEREAS, Pledgor has requested that certain borrowing availability under the Credit Line Letter be extended until December 31, 2003; and

        WHEREAS, Lender is willing to agree to such extension under the Credit Line Letter upon the condition, among others, that Pledgor execute and deliver this Agreement in favor of Lender and

        WHEREAS, Pledgor has also agreed to execute and deliver this Agreement in favor of Lender as collateral security for any and all indebtedness, obligations and liabilities owing by Pledgor and/or any of its respective Subsidiaries to Lender, whether now existing or hereafter incurred.

        NOW, THEREFORE, in consideration of the Recitals and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Pledgor hereby agrees as follows:

25.	Defined Terms. (a) Terms used but not defined herein shall have the meanings given to them in the UCC (defined below), provided that, if a term is defined in Article 9 of the UCC differently than in another Article of the UCC, then such term shall have the meaning specified in Article 9 of the UCC.

(b)	The following terms shall have the following meanings:

        “Bankruptcy Default”: means the occurrence, initiation or filing of any voluntary or involuntary bankruptcy action or proceeding or any similar types of actions, proceedings or events, after giving effect to any cure or grace period applicable thereto, set forth in any document or instrument that evidences or secures the Secured Obligations.

        “Collateral”: means the Pledged Stock and all Proceeds.

        “Contractual Obligation”: means as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

        “Event of Default”: means any event of default occurring and continuing under any document or instrument that evidences or secures the Secured Obligations, provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

        “Governmental Authority”: means any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, government.

        “Holdings” or “Issuer”: means Lumenis Holdings Inc., a Delaware corporation and a wholly owned Subsidiary of Pledgor, or any successor entity thereto as the issuer of the Pledged Stock.

        “Holdings Loan Agreement”: means the Loan Agreement dated as of April 30, 2001, between Holdings (formerly named Energy Systems Holdings Inc.) and Lender, as heretofore and/or hereafter amended.

        “Lien”: means any mortgage, deed of trust, pledge, hypothecation, security interest, assignment, encumbrance, claim, lien, lease, charge or any preferential, priority or other security agreement or preferential arrangement of any kind or nature whatsoever, whether voluntarily incurred or arising by operation of law or otherwise, affecting any assets or property, including, without limitation, any agreement to give or grant any of the foregoing, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement with respect to any assets or property under the UCC or comparable law of any jurisdiction.

        “Material Adverse Effect”: means a material adverse effect on (a) the business, operations, property, condition (financial or otherwise) or prospects of Pledgor and its subsidiaries taken as a whole, (b) the validity or enforceability of this or any of the other documents made, delivered or given in connection with this Agreement or any other document or instrument that evidences or secures the Secured Obligations, or (c) the rights or remedies of Lender hereunder, or under any document or instrument that evidences or secures the Secured Obligations, or any of the other agreements or documents made, delivered or given in connection therewith.

        “Person”: means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, estate, unincorporated organization or association, joint venture, Governmental Authority or other entity of whatever nature.

        “Pledged Stock”: means the shares of capital stock listed on Schedule 1 attached hereto, whether now owned or hereafter acquired, together with all stock certificates, options, warrants, debentures, other shares or securities or rights of any nature whatsoever, in each case of the Issuer, that may be issued to or acquired by the holder or holders thereof, whether in substitution therefor, by way of bonus shares, rights or otherwise, together with all existing and future rights and benefits attaching to the aforesaid shares and conferred thereby, and all additions and substitutions thereto and therefor.

        “Pledgor Letter of Undertaking”: means the Agreement dated as of April 30, 2001, between Pledgor and Lender, as heretofore and/or hereafter amended.

        “Pledgor Loan Agreement”: means the Loan Agreement dated as of March 26, 2002, between Pledgor and Lender, as heretofore and/or hereafter amended.

        “Proceeds”: means all “proceeds” as such term is defined in Section 9-102 of the UCC and, in any event, shall include, without limitation, all dividends or other income from the Pledged Stock, collections thereon or distributions with respect thereto.

        “Requirement of Law”: means as to any Person, the articles or certificate of incorporation, certificate of formation, operating agreement, and by-laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

        “Secured Obligations”: means any and all indebtedness, obligations and liabilities owed by Pledgor and/or any of its Subsidiaries to Lender, whether direct or indirect, absolute or contingent, due or to become due, or now existing or hereafter incurred, including, without limitation, (i) all unpaid principal of, and accrued interest (before and/or after maturity, acceleration or demand, including, without limitation, any interest which accrues after the commencement of any case, proceeding or other action relating to the bankruptcy, insolvency or reorganization of Pledgor and/or any of its Subsidiaries, whether or not allowed or allowable as a claim in any such proceeding) on, any loans made and/or other credit granted to Pledgor and/or any of its Subsidiaries by Lender, including, without limitation, all loans made and other credits granted pursuant to the Credit Line Letter, Pledgor Letter of Undertaking, Pledgor Loan Agreement and/or Holdings Loan Agreement, and (ii) any other amount payable from time to time to Lender by Pledgor and/or any of its Subsidiaries under or in connection with any of the foregoing and/or any guarantee, reimbursement obligation, indemnity, agreement, instrument or otherwise, including, without limitation, all costs, fees and expenses (including all fees and disbursements of counsel to Lender) incurred by Lender in connection with any of the foregoing.

        “Securities Act”: means the Securities Act of 1933, as amended.

        “Subsidiary”: means, as to any Person, a corporation, partnership or other entity of which shares of stock or other ownership interests having ordinary voting power (other than stock or such other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, directly or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise qualified, all references to a “Subsidiary” or to “Subsidiaries” in this Agreement shall refer to a Subsidiary or Subsidiaries of Pledgor, including, without limitation, Holdings.

        “Termination Date”: means the date on which all commitments, if any, of Lender to make loans and/or grant other extensions of credit to Pledgor and/or any of its Subsidiaries have been terminated, and the Secured Obligations have been indefeasibly paid in full, other than any indemnification obligations not then due and payable.

        “UCC”: means the Uniform Commercial Code from time to time in effect in the State of New York or in any other state to the extent the same is applicable by law to any portion of the Collateral.

(c)	The words “hereof,” “herein” and “hereunder” and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and section and paragraph references are to this Agreement unless otherwise specified.

(d)	The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.

26.	Pledge; Grant of Security Interest. Pledgor hereby delivers to Lender all of the Pledged Stock, and hereby transfers, pledges, assigns, and charges by way of a first ranking fixed pledge in favor of Lender, and grants to the Lender a perfected first priority lien and security interest in, the Pledged Stock and all other Collateral as collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the Secured Obligations.

27.	Stock Powers. The certificate(s) evidencing the shares of the Pledged Stock delivered to Lender shall be registered in the name of Lender. However, if at any time required or requested by Lender in order (i) to perfect its lien and fixed charge on, and security interest in, each certificate representing one or more shares of the Pledged Stock, or (ii) to transfer its interests in any certificate representing one or more shares of the Pledged Stock in accordance with this Agreement, then Pledgor shall deliver an undated stock power covering such certificate, duly executed in blank by Pledgor.

28.	Representations and Warranties. Pledgor represents and warrants that:

(a)	Pledgor is a corporation duly organized, validly existing and in good standing under the laws of the State of Israel and has the corporate power and authority and the legal right to own and operate its property, to lease the property it operates and to conduct the business in which it is currently engaged. Pledgor’s exact legal name is as set forth in the first paragraph of this Agreement.

(b)	Pledgor has the corporate power and authority and the legal right to execute and deliver, to perform its obligations under, and to grant the fixed charge and security interest in the Collateral pursuant to, this Agreement, and has taken all necessary corporate action to authorize its execution, delivery and performance of, and grant of the fixed charge and security interest in the Collateral pursuant to, this Agreement.

(c)	This Agreement constitutes a legal, valid and binding obligation of Pledgor, enforceable in accordance with its terms against Pledgor and all creditors of Pledgor, except in each case as enforceability may be affected by bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors’ rights generally, general equitable principles and an implied covenant of good faith and fair dealing.

(d)	Its chief executive office and principal place of business is located at Yokneam Industrial Park, Yokneam, Israel 20692.

(e)	The execution, delivery and performance of this Agreement will not violate any provision of any Requirement of Law or Contractual Obligation of Pledgor and will not result in the creation or imposition of any Lien on any of the properties or revenues of Pledgor pursuant to any Requirement of Law or Contractual Obligation of Pledgor, except the fixed charge and security interests created by this Agreement in favor of Lender in the Collateral.

(f)	No consent or authorization of, filing with, or other act by or in respect of, any arbitrator or Governmental Authority and no consent of any other Person (including, without limitation, any stockholder or creditor of Pledgor), is required in connection with the execution, delivery, performance, validity or enforceability of this Agreement, other than any which have been obtained or made prior to the date hereof and remain in full force and effect.

(g)	No litigation, investigation or proceeding of or before any arbitrator or Governmental Authority which could reasonably be expected to have a Material Adverse Effect is pending or, to the knowledge of Pledgor, threatened by or against Pledgor or against any of its properties or revenues with respect to this Agreement or any of the transactions contemplated hereby, except as has been previously disclosed in writing to Lender or disclosed in Pledgor’s reports filed with the Securities and Exchange Commission.

(h)	The shares of Pledged Stock pledged by Pledgor constitute 100% of the issued and outstanding shares of the capital stock of Issuer.

(i)	All the shares of the Pledged Stock have been duly and validly issued and are fully paid and nonassessable.

(j)	Pledgor has rights in or the power to transfer the Pledged Stock, and Pledgor is, and until the Secured Obligations are indefeasibly paid in full will be, the beneficial owner of, and has, and until the Secured Obligations are indefeasibly paid in full will have, good and marketable title to, the Pledged Stock free of any and all Liens or options in favor of, or claims of, any other Person, except the security interests created by this Agreement.

(k)	This Agreement is effective to create in favor of Lender a valid security interest in the Pledged Stock securing the payment and performance of the Secured Obligations. Upon delivery to Lender of the stock certificate(s) registered in the name of Lender evidencing the Pledged Stock, and assuming that value has been given, this Agreement will constitute a valid and perfected security interest in the Pledged Stock, and assuming further that Lender has no notice of any adverse claim to the Pledged Stock, Pledgor shall have a perfected security interest in the Pledged Stock, free of any adverse claim.

        Pledgor agrees that the foregoing representations and warranties shall be deemed to have been made by Pledgor on the date of each borrowing of a Secured Obligation on and as of such date of borrowing as though made hereunder on and as of such date.

29.	Covenants. Pledgor covenants and agrees with Lender that from and after the date of this Agreement until the Termination Date:

(a)	Notwithstanding section 3 hereof, if Pledgor shall, as a result of its beneficial ownership of the Pledged Stock, become entitled to receive or shall receive any stock certificate (including, without limitation, any certificate representing a stock dividend or a distribution in connection with any reclassification, increase or reduction of capital or any certificate issued in connection with any reorganization), option or rights, whether in addition to, in substitution of, as a conversion of, or in exchange for any shares of the Pledged Stock, or otherwise in respect thereof, Pledgor shall accept the same as the agent of Lender, hold the same in trust for Lender and deliver the same forthwith to Lender in the exact form received, duly indorsed by Pledgor to Lender, if required, together with an undated stock power covering such certificate duly executed in blank by Pledgor. Upon receipt of same, Lender shall hold same in pledge in accordance with the terms and conditions of this Agreement as additional Collateral for the Secured Obligations, or Lender may, at its option, deliver same to Issuer with a request to re-register same in the name of Lender (or its nominee) and thereafter, such re-registered stock certificate, option or rights shall be held by Lender (or its nominee) in pledge in accordance with the terms and conditions of this Agreement as additional Collateral for the Secured Obligations. Any sums paid upon or in respect of the Pledged Stock upon the liquidation or dissolution of Issuer shall be paid over to Lender to be held by it hereunder as additional Collateral for the Secured Obligations, and in case any distribution of capital shall be made on or in respect of the Pledged Stock or any property shall be distributed upon or with respect to the Pledged Stock pursuant to the recapitalization or reclassification of the capital of Issuer or pursuant to the reorganization thereof, the property so distributed shall be delivered to Lender to be held by it hereunder as additional Collateral for the Secured Obligations. If any sums of money or property so paid or distributed in respect of the Pledged Stock shall be received by Pledgor, Pledgor shall, until such money or property is paid or delivered to Lender pursuant to this Agreement, hold such money or property in trust for Lender, segregated from other funds of Pledgor, as additional Collateral for the Secured Obligations.

(b)	Without the prior written consent of Lender, Pledgor will not (1) permit, vote to enable, or take any other action to permit, Issuer to issue, allot or grant any stock or other equity securities, options or other rights, privileges or preferences relating thereto of any nature, or to issue any other securities convertible into or granting the right to purchase or exchange for any stock or other equity securities, options or other rights, privileges or preferences relating thereto of any nature of Issuer, or to issue and distribute any non-cash dividend, unless same are pledged to Lender pursuant to the terms of this Agreement as additional Collateral for the Secured Obligations, (2) sell, assign, transfer, exchange, or otherwise dispose of, or grant any option with respect to, the Collateral, (3) create, incur or permit to exist any Lien or option in favor of, or any claim of any Person with respect to, any of the Collateral, or any interest therein, except for the security interests created by this Agreement, (4) enter into any agreement or undertaking restricting the right or ability of Pledgor or Lender to sell, assign or transfer any of the Collateral, or (5) without giving Lender at least ten (10) days prior written notice thereof, change the state where it is located, or change its name, identity or organizational structure to such an extent that any financing statement filed by Lender in connection with this Agreement would become seriously misleading.

(c)	Pledgor shall maintain the pledge, charge, lien and security interest created by this Agreement in the Collateral as a first ranking fixed charge and a perfected, first priority lien and security interest in favor of Lender, and shall defend such pledge, charge lien and security interest against claims and demands of all Persons whomsoever. At any time and from time to time, upon the written request of Lender, and at the sole expense of Pledgor, Pledgor will promptly and duly execute and deliver such further instruments and documents and take such further actions as Lender may reasonably request for the purposes of obtaining or preserving the full benefits of this Agreement and of the rights and powers herein granted. If any amount payable under or in connection with any of the Collateral shall be or become evidenced by any promissory note, other instrument or chattel paper, such note, instrument or chattel paper shall be immediately delivered to Lender, duly endorsed in a manner satisfactory to Lender, to be held as Collateral pursuant to this Agreement.

(d)	Pledgor shall pay, and hold Lender harmless from, any and all liabilities with respect to, or resulting from any failure or delay in paying by Issuer or Pledgor, any and all stamp, excise, sales or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings which may be payable or determined to be payable at any time under applicable law, regulation or regulatory requirement of any governmental authority, monetary agency or central bank with respect to any of the Collateral or in connection with any of the transactions contemplated by this Agreement (including, without limitation, any dividend or distribution paid or made with respect to the Pledged Stock). The covenant in this subsection 5(d) shall survive the termination of this Agreement, the payment of the Secured Obligations and the release of Lender’s Lien in the Collateral.

30.	Cash Dividends; Voting Rights. Unless an Event of Default has occurred and is continuing and Lender shall have given notice to Pledgor of Lender’s intent to exercise its corresponding rights pursuant to Section 7 below (except in the case of a Bankruptcy Default, in which case no such notice shall be required), (1) subject to Section 5(a) hereof, Pledgor shall be permitted to receive all cash dividends paid by the Issuer, and (2) Pledgor shall exercise all voting and corporate rights with respect to the Pledged Stock, Lender having given Pledgor a proxy in the form of Exhibit A hereto concurrently with Pledgor’s execution hereof; provided, however, that no vote shall be cast or corporate right exercised or other action taken which could reasonably be expected to impair the Collateral or the rights and remedies of Lender with respect thereto, or which would be inconsistent with or result in any violation of any provision of this Agreement, or any other document or instrument that evidences or secures the Secured Obligations, or any other agreement or document made, delivered or given in connection therewith.

31.	Rights of Lender. (a) Subject to the right of Pledgor to receive cash dividends pursuant to subsection 6 above, all other cash and non-cash Proceeds received by Lender hereunder (or by Pledgor in trust for Lender and thereafter delivered promptly to Lender to be held as Collateral in accordance with this Agreement) shall continue to be held as Collateral for all of the Secured Obligations and shall not constitute payment thereof until applied as provided in subsection 8(a) hereof.

(b)	If an Event of Default has occurred and Lender shall have given notice of its intent to exercise such rights to Pledgor (except in the case of a Bankruptcy Default, in which case no such notice shall be required), then Lender shall have the right (1) to apply any cash dividends or other sums then held as Collateral to the payment of the Secured Obligations in such order as Lender may determine, and (2) to exercise (A) all voting, corporate and other rights pertaining to the shares of the Pledged Stock at any meeting of the shareholders of the Issuer or otherwise, and (B) any and all rights of sale, conversion, exchange, subscription and any other rights, privileges or options pertaining to such shares of the Pledged Stock as if it were the absolute owner thereof (including, without limitation, the right to exchange at its discretion any and all of the Pledged Stock upon the merger, consolidation, reorganization, recapitalization or other fundamental change in the corporate structure of Issuer, or upon the exercise by Pledgor or Lender of any right, privilege or option pertaining to such shares of the Pledged Stock, and in connection therewith, the right to deposit and deliver any and all of the Pledged Stock with any committee, depositary, transfer agent, registrar or other designated agency upon such terms and conditions as Lender may determine), all without liability (to the extent permitted by law) except to account for property actually received by it, but Lender shall have no duty to Pledgor to exercise any such right, privilege or option and shall not be responsible for any failure to do so or delay in so doing.

(c)	In order to permit Lender to exercise the voting and other rights which it is entitled to exercise pursuant to subsections 6 and 7(b)(2) hereof and to receive the dividends and distributions which it is authorized to receive and retain pursuant to this Agreement during the continuance of an Event of Default, Pledgor shall from time to time execute and deliver (or cause to be executed and delivered) to Lender all such proxies, dividend payment orders and other instruments as Lender may reasonably request.

(d)	The rights of Lender hereunder shall not be conditioned or contingent upon the pursuit by Lender of any right or remedy against Issuer or against any other Person which may be or become liable in respect of all or any part of the Secured Obligations or against any collateral security therefor, guarantee thereof or right of offset with respect thereto. Lender shall not be liable for any failure to demand, collect or realize upon all or any part of the Collateral or for any delay in doing so, nor shall Lender be under any obligation to sell or otherwise dispose of any Collateral upon the request of Pledgor or any other Person or to take any other action whatsoever with regard to the Collateral or any part thereof.

32.	Remedies. (a) If an Event of Default has occurred and is continuing, at any time at Lender’s election, Lender may apply all or any part of Proceeds in payment of the Secured Obligations in such order as Lender may elect.

(b)	If an Event of Default has occurred and is continuing, Lender may exercise, in addition to all other rights and remedies granted in this Agreement and in any other instrument or agreement securing, evidencing or relating to the Secured Obligations, all rights and remedies of a secured party under the UCC or other applicable law. Without limiting the generality of the foregoing, Lender, without demand of performance or other demand, presentment, protest, advertisement or notice of any kind (except any notice required by applicable law) to or upon Pledgor or any other Person (all and each of which demands, defenses, advertisements and notices are hereby waived), may in such circumstances forthwith collect, receive, appropriate and realize upon the Collateral, or any part thereof, and/or may forthwith sell, assign, give option or options to purchase or otherwise dispose of and deliver the Collateral or any part thereof (or contract to do any of the foregoing), in one or more parcels at public or private sale or sales, in the over-the-counter market, at any exchange, broker’s board or office of Lender or elsewhere upon such terms and conditions as it may deem advisable and at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. Lender shall have the right upon any such public sale or sales, and, to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption in Pledgor, which right or equity is hereby waived or released. Lender shall apply any Proceeds from time to time held by it and the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale (after deducting all costs and expenses of every kind incurred in respect thereof or incidental to the care or safekeeping of any of the Collateral or in any way relating to the Collateral or the rights of Lender hereunder, including, without limitation, attorneys’ fees and disbursements of counsel to Lender), to the payment in whole or in part of the Secured Obligations, in such order as Lender may elect, and only after such application and after the payment by Lender of any other amount required by any provision of applicable law, including, without limitation, Sections 9-610 and 9-615 of the UCC, need Lender account for the surplus, if any, to Pledgor. To the extent permitted by applicable law, Pledgor waives all claims, damages and demands it may acquire against Lender arising out of the exercise by it of any rights hereunder other than claims based on Lender’s gross negligence or willful misconduct. If any notice of a proposed sale or other disposition of Collateral shall be required by applicable law, such notice shall be deemed reasonable and proper if given at least ten (10) days before such sale or other disposition.

33.	Private Sales. (a) Pledgor recognizes that Lender may be unable to effect a public sale of any or all the Pledged Stock, by reason of certain prohibitions contained in the Securities Act, applicable state securities laws, applicable law or otherwise, and may be compelled to resort to one or more private sales thereof to a restricted group of purchasers which will be obliged to agree, among other things, to acquire such securities for their own account for investment and not with a view to the distribution or resale thereof. Pledgor acknowledges and agrees that any such private sale may result in prices and other terms less favorable than if such sale were a public sale and, notwithstanding such circumstances, agrees that any such private sale shall be deemed to have been made in a commercially reasonable manner. Lender shall be under no obligation to delay a sale of any of the Pledged Stock for the period of time necessary to permit Issuer to register such securities for public sale under the Securities Act, or under applicable state securities laws or applicable law, even if Issuer would agree to do so. To the extent that applicable law imposes duties on Lender to exercise remedies in a commercially reasonable manner, Pledgor acknowledges and agrees that it is not commercially unreasonable for Lender to disclaim disposition warranties on sale of any Pledged Stock.

(b)	Pledgor further agrees to use its best efforts to do or cause to be done all such other acts as may be necessary to make such sale or sales of all or any portion of the Pledged Stock pursuant to this Section valid and binding and in compliance with any and all other applicable Requirements of Law. Pledgor further agrees that a breach of any of the covenants contained in this Section will cause irreparable injury to Lender, and that Lender has no adequate remedy at law in respect of such breach and, as a consequence, that each and every covenant contained in this Section shall be specifically enforceable against Pledgor, and Pledgor hereby waives and agrees not to assert any defenses against an action for specific performance of such covenants, except for a defense that no Event of Default had occurred at the time that Lender gave notice pursuant to subsection 7(b) hereof.

34.	Irrevocable Authorization and Instruction to Issuer. Pledgor hereby authorizes and instructs Issuer to comply with any instruction received by it from Lender in writing that (a) states that an Event of Default has occurred, and (b) is otherwise in accordance with the terms of this Agreement, without any other or further instructions from Pledgor, and Pledgor agrees that Issuer shall be fully protected in so complying.

35.	Lender’s Appointment as Attorney-in-Fact. (a) Pledgor hereby irrevocably constitutes and appoints Lender and any officer or agent of Lender, with full power of substitution, as its true and lawful attorney-in-fact with full irrevocable power and authority in the place and stead of Pledgor and in the name of Pledgor or in Lender’s own name, from time to time in Lender’s discretion, for the sole purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments which may be necessary or desirable to accomplish the purposes of this Agreement, including, without limitation, any financing statements, endorsements, assignments or other instruments of transfer. Pledgor agrees to furnish to Lender, promptly upon its request, any information required by part 5 of Article 9 of the UCC for the sufficiency or filing office acceptance of any financing statement or amendment. Pledgor also ratifies its authorization for Lender to have filed in any UCC jurisdiction any like initial financing statements or amendments thereto authorized by any document or instrument that evidences or secures the Secured Obligations if filed prior to the date hereof.

(b)	Pledgor hereby ratifies all that said attorneys shall lawfully do or cause to be done pursuant to and in compliance with the power of attorney granted in subsection 11(a) hereof in accordance with the terms of this Agreement. All powers, authorizations and agencies contained in this Agreement are coupled with an interest and are irrevocable until this Agreement is terminated and the security interests created hereby are released.

36.	Duty of Lender. Lender’s sole duty with respect to the custody, safekeeping and physical preservation of the Collateral in its possession, under Section 9-207 of the UCC or otherwise, shall be to deal with it in the same manner as Lender deals with similar securities and property for its own account. Neither Lender nor any of its directors, officers, employees or agents shall be liable for failure to demand, collect or realize upon any of the Collateral or for any delay in doing so or shall be under any obligation to sell or otherwise dispose of any Collateral upon the request of Pledgor or any other Person or to take any other action whatsoever with regard to the Collateral or any part thereof. The powers conferred on Lender hereunder are solely to protect Lender’s interests in the Collateral and shall not impose any duty upon Lender to exercise any such powers. Lender shall be accountable only for amounts that it actually receives as a result of the exercise of such powers, and neither it nor any of its officers, directors, employees or agents shall be responsible to Pledgor for any act or failure to act hereunder, except for their own gross negligence or willful misconduct.

37.	Filing of Financing Statements. Pledgor authorizes Lender to file financing statements with respect to the Collateral in such form and in such filing offices as Lender reasonably determines appropriate to perfect the security interests of Lender under this Agreement.

38.	Notices. All notices, requests and demands to or upon Lender or Pledgor to be effective shall be in writing (including by facsimile transmission) and shall be deemed to have been duly made or given or made (a) in the case of delivery by hand, when delivered, (b) in the case of delivery by mail, three (3) days after being deposited in the mails, postage prepaid; or (c) in the case of delivery by facsimile transmission, when sent (and thereafter promptly confirmed in writing by delivery to the recipient by hand or by mail, postage prepaid, by the party sending such facsimile) and receipt has been confirmed or addressed as follows:

(i)	if to Lender: Bank Hapoalim B.M. 1177 Avenue of the Americas New York, New York 10036 Attention: Maxine Levy, Vice President Facsimile No.: (212) 782-2170

(ii)	if to a Pledgor, at its address or transmission number for notices set forth under its signature below.

Lender and Pledgor may change their addresses and transmission numbers for notices by notice in the manner provided in this Section.

39.	Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

40.	Amendments in Writing; No Waiver; Cumulative Remedies. (a) None of the terms or provisions of this Agreement may be waived, amended, supplemented or otherwise modified except by a written instrument executed by Pledgor and Lender, provided that, any provision of this Agreement may be waived by Lender in a letter or agreement executed by Lender or by facsimile transmission from Lender.

(b)	Lender shall not by any act (except by a written instrument pursuant to subsection 16(a) hereof), delay, indulgence, omission or otherwise be deemed to have waived any right or remedy hereunder or under any other document or instrument that evidences or secures the Secured Obligations, or to have acquiesced in any Event of Default or in any breach of any of the terms and conditions hereof or in any other document or instrument that evidences or secures the Secured Obligations. No failure to exercise, nor any delay in exercising, on the part of Lender, any right, power or privilege hereunder or under any other document or instrument that evidences or secures the Secured Obligations, shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder or under any other document or instrument that evidences or secures the Secured Obligations shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. A waiver by Lender of any right or remedy hereunder or under any other document or instrument that evidences or secures the Secured Obligations on any one occasion shall not be construed as a bar to any right or remedy which Lender would otherwise have on any future occasion.

(c)	The rights and remedies herein provided are cumulative, may be exercised singly or concurrently and are not exclusive of any other rights or remedies provided by law.

41.	Section Headings. The section headings used in this Agreement are for convenience of reference only and are not to affect the construction hereof or be taken into consideration in the interpretation hereof.

42.	Successors and Assigns. This Agreement shall be binding upon the successors and assigns of Pledgor and shall inure to the benefit of Lender and its successors and assigns; provided, however, Pledgor may not assign any of its rights, interests or obligations under this Agreement without Lender’s prior written consent.

43.	GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

44.	Pledgor hereby irrevocably and unconditionally:

(a)	submits for itself and its property in any legal action or proceeding relating to this Agreement, or for recognition and enforcement of any judgment in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of New York, the courts of the United States of America sitting in the State of New York, and appellate courts from any thereof;

(b)	consents that any such action or proceeding may be brought in such courts and waives any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same;

(c)	agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to Pledgor at the address set forth in subsection 14 of this Agreement or at such other address of which Lender shall have been notified; and

(d)	agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction.

45.	Return of Collateral and Termination. Lender shall, at the request and reasonable expense of Pledgor, (i) return, release and reassign to Pledgor, without recourse, representation or warranty of any kind, all Collateral and Proceeds otherwise remaining subject to this Agreement, if any, and (ii) execute and deliver such documents to accomplish such return, release or reassignment, without recourse, as Pledgor may reasonably request, immediately following the Termination Date.

46.	Recitals. The recitals to this Agreement form an integral part of this Agreement.

        IN WITNESS WHEREOF, the undersigned has caused this Agreement to be duly executed and delivered as of the date first above written.

LUMENIS LTD. BY: /S/ Avner Raz —————————————— Avner Raz Chief Executive Officer
BY: /S/ Kevin R. Morano —————————————— Kevin R. Morano Executive Vice President and Chief Financial Officer

Address for Notices:
        Lumenis Ltd.
        Yokneam Industrial Park
        P.O.Box 240
        Yokneam, Israel 20692
        Attention: Chief Executive Officer

        Facsimile No.: 972-4-959-9070

        With copy to:

        Lumenis Ltd.
        375 Park Ave., 11th Floor
        New York, NY 10152
        Attention: Chief Financial Officer

        Facsimile No.: 212-750-3336

Schedule 1

to
Stock Pledge Agreement
(Lumenis Ltd.)

DESCRIPTION OF PLEDGED STOCK

Pledgor	Issuer	Class of Stock	Stock Cert. No.*	No. of Shares
Lumenis Ltd.	Lumenis Holdings Inc.	Common	1	400

        [* — Stock certificate to be registered in the name of Lender]

BANK HAPOALIM B.M.

Date: as of July 1, 2003

Lumenis Ltd.
P.O. Box 240
Yokneam
ISRAEL

Re:   Proxy

Ladies and Gentlemen:

        Whereas, we hold as pledgee under a Stock Pledge Agreement, dated as of July 1, 2003 (the “Pledge Agreement”), from you as pledgor to us, as pledgee, 400 shares of common stock of Lumenis Holdings Inc. (the “Issuer”) evidenced by certificate number 2 (the “Pledged Stock”);

        NOW, THEREFORE, we hereby appoint you as our proxy to exercise all voting and corporate rights with respect to the Pledged Stock and to attend and to vote on our behalf, at any meeting of the shareholders of the Issuer, and to give any written consent of shareholders whenever action is being taken by shareholders of the Issuer by written consent in lieu of a meeting, all pursuant and subject to the terms and conditions set forth in the Pledge Agreement.

        However, it is further provided that you will not use this proxy to vote or take action by written consent which could reasonably be expected to impair the Collateral (as defined in the Pledge Agreement) or our rights and remedies with respect thereto, or which would be inconsistent with or result in any violation of any provision of the Pledge Agreement, or any other document or instrument that evidences or secures the Secured Obligations (as defined in the Pledge Agreement), or any other agreement or document made, delivered or given in connection therewith.

        If an Event of Default (as defined in the Pledge Agreement) has occurred and is continuing, this proxy (i) may be cancelled by a written notice of cancellation provided by the undersigned to you at the abovementioned address, and (ii) shall be automatically cancelled upon the occurrence of a Bankruptcy Default (as defined in the Pledge Agreement) applicable to you. Such cancellation shall be effective from the date of your receipt of such notice, or in the case of a Bankruptcy Default, such cancellation shall be effective immediately prior to the occurrence of such Bankruptcy Default.

Faithfully yours, BANK HAPOALIM B.M. BY: /S/ Rachel Arbel —————————————— Rachel Arbel
BY: /S/ Liora Ben Ami —————————————— Liora Ben Ami

Exhibit 10.7

STOCK PLEDGE AGREEMENT
(Lumenis Holdings Inc.)

        THIS STOCK PLEDGE AGREEMENT (this “Agreement”) is made and entered into as of July 1, 2003, by LUMENIS HOLDINGS INC. (f/k/a Energy Systems Holdings Inc.), a company organized and existing under the laws of the State of Delaware (“Pledgor”), in favor of BANK HAPOALIM B.M., an Israeli banking corporation (“Lender”).

RECITALS

        WHEREAS, Lender heretofore has made certain loans and/or granted other extensions of credit to Lumenis Ltd. (“Lumenis”), the sole shareholder of the Pledgor, including, without limitation, pursuant to a certain Short Term Credit Line Letter dated April 24, 2001, between Lender and Lumenis (as heretofore and/or hereafter amended, the “Lumenis Credit Line Letter”); and

        WHEREAS, Lumenis has requested that certain borrowing availability under the Lumenis Credit Line Letter be extended until December 31, 2003; and

        WHEREAS, Lender is willing to agree to such extension under the Lumenis Credit Line Letter upon the condition, among others, that Pledgor execute and deliver this Agreement in favor of Lender; and

        WHEREAS, Pledgor has also agreed to execute and deliver this Agreement in favor of Lender as collateral security for any and all indebtedness, obligations and liabilities owing by Lumenis, Pledgor and/or any of their respective Subsidiaries to Lender, whether now existing or hereafter incurred.

        NOW, THEREFORE, in consideration of the Recitals and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Pledgor hereby agrees as follows:

47.	Defined Terms. (a) Terms used but not defined herein shall have the meanings given to them in the UCC (defined below), provided that, if a term is defined in Article 9 of the UCC differently than in another Article of the UCC, then such term shall have the meaning specified in Article 9 of the UCC.

(b)	The following terms shall have the following meanings:

        “Bankruptcy Default”: means the occurrence, initiation or filing of any voluntary or involuntary bankruptcy action or proceeding or any similar types of actions, proceedings or events, after giving effect to any cure or grace period applicable thereto, set forth in any document or instrument that evidences or secures the Secured Obligations.

        “ Collateral”: means the Pledged Stock and all Proceeds.

        “Contractual Obligation”: means as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

        “Event of Default”: means any event of default occurring and continuing under any document or instrument that evidences or secures the Secured Obligations, provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

        “Governmental Authority”: means any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, government.

        “Holdings Loan Agreement”: means the Loan Agreement dated as of April 30, 2001, between Pledgor and Lender, as heretofore and/or hereafter amended.

        “Issuer”: means Lumenis Inc. (f/k/a ESC Medical Systems Inc.), a Massachusetts corporation and a wholly owned Subsidiary of Pledgor, or any successor entity thereto as the issuer of the Pledged Stock.

        “Lien”: means any mortgage, deed of trust, pledge, hypothecation, security interest, assignment, encumbrance, claim, lien, lease, charge or any preferential, priority or other security agreement or preferential arrangement of any kind or nature whatsoever, whether voluntarily incurred or arising by operation of law or otherwise, affecting any assets or property, including, without limitation, any agreement to give or grant any of the foregoing, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement with respect to any assets or property under the UCC or comparable law of any jurisdiction.

        “Lumenis Letter of Undertaking”: means the Agreement dated as of April 30, 2001, between Lumenis and Lender, as heretofore and/or hereafter amended.

        “Lumenis Loan Agreement”: means the Loan Agreement dated as of March 26, 2002, between Lumenis and Lender, as heretofore and/or hereafter amended.

        “Material Adverse Effect”: means a material adverse effect on (a) the business, operations, property, condition (financial or otherwise) or prospects of Pledgor and its Subsidiaries taken as a whole, (b) the validity or enforceability of this or any of the other documents made, delivered or given in connection with this Agreement or any other document or instrument that evidences or secures the Secured Obligations, or (c) the rights or remedies of Lender hereunder, or under any document or instrument that evidences or secures the Secured Obligations, or any of the other agreements or documents made, delivered or given in connection therewith.

        “Person”: means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, estate, unincorporated organization or association, joint venture, Governmental Authority or other entity of whatever nature.

        “Pledged Stock”: means the shares of capital stock listed on Schedule 1 attached hereto, whether now owned or hereafter acquired, together with all stock certificates, options, warrants, debentures, other shares or securities or rights of any nature whatsoever, in each case of the Issuer, that may be issued to or acquired by the holder or holders thereof, whether in substitution therefor, by way of bonus shares, rights or otherwise, together with all existing and future rights and benefits attaching to the aforesaid shares and conferred thereby, and all additions and substitutions thereto and therefor.

        “Proceeds”: means all “proceeds” as such term is defined in Section 9-102 of the UCC and, in any event, shall include, without limitation, all dividends or other income from the Pledged Stock, collections thereon or distributions with respect thereto.

        “Requirement of Law”: means as to any Person, the articles or certificate of incorporation, certificate of formation, operating agreement, and by-laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

        “Secured Obligations”: means any and all indebtedness, obligations and liabilities owed by Lumenis, Pledgor and/or any of their respective Subsidiaries to Lender, whether direct or indirect, absolute or contingent, due or to become due, or now existing or hereafter incurred, including, without limitation, (i) all unpaid principal of, and accrued interest (before and/or after maturity, acceleration or demand, including, without limitation, any interest which accrues after the commencement of any case, proceeding or other action relating to the bankruptcy, insolvency or reorganization of Lumenis, Pledgor and/or any of their respective Subsidiaries, whether or not allowed or allowable as a claim in any such proceeding) on, any loans made and/or other credit granted to Lumenis, Pledgor and/or any of their respective Subsidiaries by Lender, including, without limitation, all loans made and other credits granted pursuant to the Lumenis Credit Line Letter, Lumenis Letter of Undertaking, Lumenis Loan Agreement and/or Holdings Loan Agreement, and (ii) any other amount payable from time to time to Lender by Lumenis, Pledgor and/or any of their respective Subsidiaries under or in connection with any of the foregoing and/or any guarantee, reimbursement obligation, indemnity, agreement, instrument or otherwise, including, without limitation, all costs, fees and expenses (including all fees and disbursements of counsel to Lender) incurred by Lender in connection with any of the foregoing.

        “ Securities Act”: means the Securities Act of 1933, as amended.

        “Subsidiary”: means, as to any Person, a corporation, partnership or other entity of which shares of stock or other ownership interests having ordinary voting power (other than stock or such other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, directly or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise qualified, all references to a “Subsidiary” or to “Subsidiaries” in this Agreement shall refer to a Subsidiary or Subsidiaries of Lumenis and/or Pledgor, including, without limitation, Issuer.

        “Termination Date”: means the date on which all commitments, if any, of Lender to make loans and/or grant other extensions of credit to Lumenis, Pledgor and/or any of their respective Subsidiaries have been terminated, and the Secured Obligations have been indefeasibly paid in full, other than any indemnification obligations not then due and payable.

        “UCC”: means the Uniform Commercial Code from time to time in effect in the State of New York or in any other state to the extent the same is applicable by law to any portion of the Collateral.

(c)	The words “hereof,” “herein” and “hereunder” and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and section and paragraph references are to this Agreement unless otherwise specified.

(d)	The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.

48.	Pledge; Grant of Security Interest. Pledgor hereby delivers to Lender all of the Pledged Stock, and hereby transfers, pledges, assigns, and charges by way of a first ranking fixed pledge in favor of Lender, and grants to the Lender a perfected first priority lien and security interest in, the Pledged Stock and all other Collateral as collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the Secured Obligations.

49.	Stock Powers. The certificate(s) evidencing the shares of the Pledged Stock delivered to Lender shall be registered in the name of Lender. However, if at any time required or requested by Lender in order (i) to perfect its lien and fixed charge on, and security interest in, each certificate representing one or more shares of the Pledged Stock, or (ii) to transfer its interests in any certificate representing one or more shares of the Pledged Stock in accordance with this Agreement, then Pledgor shall deliver an undated stock power covering such certificate, duly executed in blank by Pledgor.

50.	Representations and Warranties. Pledgor represents and warrants that:

(a)	Pledgor is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power and authority and the legal right to own and operate its property, to lease the property it operates and to conduct the business in which it is currently engaged. Pledgor’s exact legal name is as set forth in the first paragraph of this Agreement.

(b)	Pledgor has the corporate power and authority and the legal right to execute and deliver, to perform its obligations under, and to grant the fixed charge and security interest in the Collateral pursuant to, this Agreement, and has taken all necessary corporate action to authorize its execution, delivery and performance of, and grant of the fixed charge and security interest in the Collateral pursuant to, this Agreement.

(c)	This Agreement constitutes a legal, valid and binding obligation of Pledgor, enforceable in accordance with its terms against Pledgor and all creditors of Pledgor, except in each case as enforceability may be affected by bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors’ rights generally, general equitable principles and an implied covenant of good faith and fair dealing.

(d)	Its chief executive office and principal place of business is located at 1209 Orange Street, Wilmington, Delaware 19801.

(e)	The execution, delivery and performance of this Agreement will not violate any provision of any Requirement of Law or Contractual Obligation of Pledgor and will not result in the creation or imposition of any Lien on any of the properties or revenues of Pledgor pursuant to any Requirement of Law or Contractual Obligation of Pledgor, except the fixed charge and security interests created by this Agreement in favor of Lender in the Collateral.

(f)	No consent or authorization of, filing with, or other act by or in respect of, any arbitrator or Governmental Authority and no consent of any other Person (including, without limitation, any stockholder or creditor of Pledgor), is required in connection with the execution, delivery, performance, validity or enforceability of this Agreement, other than any which have been obtained or made prior to the date hereof and remain in full force and effect.

(g)	No litigation, investigation or proceeding of or before any arbitrator or Governmental Authority which could reasonably be expected to have a Material Adverse Effect is pending or, to the knowledge of Pledgor, threatened by or against Pledgor or against any of its properties or revenues with respect to this Agreement or any of the transactions contemplated hereby, except as has been previously disclosed in writing to Lender or disclosed in Lumenis’ reports filed with the Securities and Exchange Commission.

(h)	The shares of Pledged Stock pledged by Pledgor constitute 100% of the issued and outstanding shares of the capital stock of Issuer.

(i)	All the shares of the Pledged Stock have been duly and validly issued and are fully paid and nonassessable.

(j)	Pledgor has rights in or the power to transfer the Pledged Stock, and Pledgor is, and until the Secured Obligations are indefeasibly paid in full will be, the beneficial owner of, and has, and until the Secured Obligations are indefeasibly paid in full will have, good and marketable title to, the Pledged Stock free of any and all Liens or options in favor of, or claims of, any other Person, except the security interests created by this Agreement.

(k)	This Agreement is effective to create in favor of Lender a valid security interest in the Pledged Stock securing the payment and performance of the Secured Obligations. Upon delivery to Lender of the stock certificate(s) registered in the name of Lender evidencing the Pledged Stock, and assuming that value has been given, this Agreement will constitute a valid and perfected security interest in the Pledged Stock, and assuming further that Lender has no notice of any adverse claim to the Pledged Stock, Pledgor shall have a perfected security interest in the Pledged Stock, free of any adverse claim.

        Pledgor agrees that the foregoing representations and warranties shall be deemed to have been made by Pledgor on the date of each borrowing of a Secured Obligation on and as of such date of borrowing as though made hereunder on and as of such date.

51.	Covenants. Pledgor covenants and agrees with Lender that from and after the date of this Agreement until the Termination Date:

(a)	Notwithstanding section 3 hereof, if Pledgor shall, as a result of its beneficial ownership of the Pledged Stock, become entitled to receive or shall receive any stock certificate (including, without limitation, any certificate representing a stock dividend or a distribution in connection with any reclassification, increase or reduction of capital or any certificate issued in connection with any reorganization), option or rights, whether in addition to, in substitution of, as a conversion of, or in exchange for any shares of the Pledged Stock, or otherwise in respect thereof, Pledgor shall accept the same as the agent of Lender, hold the same in trust for Lender and deliver the same forthwith to Lender in the exact form received, duly indorsed by Pledgor to Lender, if required, together with an undated stock power covering such certificate duly executed in blank by Pledgor. Upon receipt of same, Lender shall hold same in pledge in accordance with the terms and conditions of this Agreement as additional Collateral for the Secured Obligations, or Lender may, at its option, deliver same to Issuer with a request to re-register same in the name of Lender (or its nominee) and thereafter, such re-registered stock certificate, option or rights shall be held by Lender (or its nominee) in pledge in accordance with the terms and conditions of this Agreement as additional Collateral for the Secured Obligations. Any sums paid upon or in respect of the Pledged Stock upon the liquidation or dissolution of Issuer shall be paid over to Lender to be held by it hereunder as additional Collateral for the Secured Obligations, and in case any distribution of capital shall be made on or in respect of the Pledged Stock or any property shall be distributed upon or with respect to the Pledged Stock pursuant to the recapitalization or reclassification of the capital of Issuer or pursuant to the reorganization thereof, the property so distributed shall be delivered to Lender to be held by it hereunder as additional Collateral for the Secured Obligations. If any sums of money or property so paid or distributed in respect of the Pledged Stock shall be received by Pledgor, Pledgor shall, until such money or property is paid or delivered to Lender pursuant to this Agreement, hold such money or property in trust for Lender, segregated from other funds of Pledgor, as additional Collateral for the Secured Obligations.

(b)	Without the prior written consent of Lender, Pledgor will not (1) permit, vote to enable, or take any other action to permit, Issuer to issue, allot or grant any stock or other equity securities, options or other rights, privileges or preferences relating thereto of any nature, or to issue any other securities convertible into or granting the right to purchase or exchange for any stock or other equity securities, options or other rights, privileges or preferences relating thereto of any nature of Issuer, or to issue and distribute any non-cash dividend, unless same are pledged to Lender pursuant to the terms of this Agreement as additional Collateral for the Secured Obligations, (2) sell, assign, transfer, exchange, or otherwise dispose of, or grant any option with respect to, the Collateral, (3) create, incur or permit to exist any Lien or option in favor of, or any claim of any Person with respect to, any of the Collateral, or any interest therein, except for the security interests created by this Agreement, (4) enter into any agreement or undertaking restricting the right or ability of Pledgor or Lender to sell, assign or transfer any of the Collateral, or (5) without giving Lender at least ten (10) days prior written notice thereof, change the state where it is located, or change its name, identity or organizational structure to such an extent that any financing statement filed by Lender in connection with this Agreement would become seriously misleading.

(c)	Pledgor shall maintain the pledge, charge, lien and security interest created by this Agreement in the Collateral as a first ranking fixed charge and a perfected, first priority lien and security interest in favor of Lender, and shall defend such pledge, charge lien and security interest against claims and demands of all Persons whomsoever. At any time and from time to time, upon the written request of Lender, and at the sole expense of Pledgor, Pledgor will promptly and duly execute and deliver such further instruments and documents and take such further actions as Lender may reasonably request for the purposes of obtaining or preserving the full benefits of this Agreement and of the rights and powers herein granted. If any amount payable under or in connection with any of the Collateral shall be or become evidenced by any promissory note, other instrument or chattel paper, such note, instrument or chattel paper shall be immediately delivered to Lender, duly endorsed in a manner satisfactory to Lender, to be held as Collateral pursuant to this Agreement.

(d)	Pledgor shall pay, and hold Lender harmless from, any and all liabilities with respect to, or resulting from any failure or delay in paying by Issuer or Pledgor, any and all stamp, excise, sales or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings which may be payable or determined to be payable at any time under applicable law, regulation or regulatory requirement of any governmental authority, monetary agency or central bank with respect to any of the Collateral or in connection with any of the transactions contemplated by this Agreement (including, without limitation, any dividend or distribution paid or made with respect to the Pledged Stock). The covenant in this subsection 5(d) shall survive the termination of this Agreement, the payment of the Secured Obligations and the release of Lender’s Lien in the Collateral.

52.	Cash Dividends; Voting Rights. Unless an Event of Default has occurred and is continuing and Lender shall have given notice to Pledgor of Lender’s intent to exercise its corresponding rights pursuant to Section 7 below (except in the case of a Bankruptcy Default, in which case no such notice shall be required), (1) subject to Section 5(a) hereof, Pledgor shall be permitted to receive all cash dividends paid by the Issuer, and (2) Pledgor shall exercise all voting and corporate rights with respect to the Pledged Stock, Lender having given Pledgor a proxy in the form of Exhibit A hereto concurrently with Pledgor’s execution hereof; provided, however, that no vote shall be cast or corporate right exercised or other action taken which could reasonably be expected to impair the Collateral or the rights and remedies of Lender with respect thereto, or which would be inconsistent with or result in any violation of any provision of this Agreement, or any other document or instrument that evidences or secures the Secured Obligations, or any other agreement or document made, delivered or given in connection therewith.

53.	Rights of Lender. (a) Subject to the right of Pledgor to receive cash dividends pursuant to subsection 6 above, all other cash and non-cash Proceeds received by Lender hereunder (or by Pledgor in trust for Lender and thereafter delivered promptly to Lender to be held as Collateral in accordance with this Agreement) shall continue to be held as Collateral for all of the Secured Obligations and shall not constitute payment thereof until applied as provided in subsection 8(a) hereof.

(b)	If an Event of Default has occurred and Lender shall have given notice of its intent to exercise such rights to Pledgor (except in the case of a Bankruptcy Default, in which case no such notice shall be required), then Lender shall have the right (1) to apply any cash dividends or other sums then held as Collateral to the payment of the Secured Obligations in such order as Lender may determine, and (2) to exercise (A) all voting, corporate and other rights pertaining to the shares of the Pledged Stock at any meeting of the shareholders of the Issuer or otherwise, and (B) any and all rights of sale, conversion, exchange, subscription and any other rights, privileges or options pertaining to such shares of the Pledged Stock as if it were the absolute owner thereof (including, without limitation, the right to exchange at its discretion any and all of the Pledged Stock upon the merger, consolidation, reorganization, recapitalization or other fundamental change in the corporate structure of Issuer, or upon the exercise by Pledgor or Lender of any right, privilege or option pertaining to such shares of the Pledged Stock, and in connection therewith, the right to deposit and deliver any and all of the Pledged Stock with any committee, depositary, transfer agent, registrar or other designated agency upon such terms and conditions as Lender may determine), all without liability (to the extent permitted by law) except to account for property actually received by it, but Lender shall have no duty to Pledgor to exercise any such right, privilege or option and shall not be responsible for any failure to do so or delay in so doing.

(c)	In order to permit Lender to exercise the voting and other rights which it is entitled to exercise pursuant to subsections 6 and 7(b)(2) hereof and to receive the dividends and distributions which it is authorized to receive and retain pursuant to this Agreement during the continuance of an Event of Default, Pledgor shall from time to time execute and deliver (or cause to be executed and delivered) to Lender all such proxies, dividend payment orders and other instruments as Lender may reasonably request.

(d)	The rights of Lender hereunder shall not be conditioned or contingent upon the pursuit by Lender of any right or remedy against Issuer or against any other Person which may be or become liable in respect of all or any part of the Secured Obligations or against any collateral security therefor, guarantee thereof or right of offset with respect thereto. Lender shall not be liable for any failure to demand, collect or realize upon all or any part of the Collateral or for any delay in doing so, nor shall Lender be under any obligation to sell or otherwise dispose of any Collateral upon the request of Pledgor or any other Person or to take any other action whatsoever with regard to the Collateral or any part thereof.

54.	Remedies. (a) If an Event of Default has occurred and is continuing, at any time at Lender’s election, Lender may apply all or any part of Proceeds in payment of the Secured Obligations in such order as Lender may elect.

(b)	If an Event of Default has occurred and is continuing, Lender may exercise, in addition to all other rights and remedies granted in this Agreement and in any other instrument or agreement securing, evidencing or relating to the Secured Obligations, all rights and remedies of a secured party under the UCC or other applicable law. Without limiting the generality of the foregoing, Lender, without demand of performance or other demand, presentment, protest, advertisement or notice of any kind (except any notice required by applicable law) to or upon Pledgor or any other Person (all and each of which demands, defenses, advertisements and notices are hereby waived), may in such circumstances forthwith collect, receive, appropriate and realize upon the Collateral, or any part thereof, and/or may forthwith sell, assign, give option or options to purchase or otherwise dispose of and deliver the Collateral or any part thereof (or contract to do any of the foregoing), in one or more parcels at public or private sale or sales, in the over-the-counter market, at any exchange, broker’s board or office of Lender or elsewhere upon such terms and conditions as it may deem advisable and at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. Lender shall have the right upon any such public sale or sales, and, to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption in Pledgor, which right or equity is hereby waived or released. Lender shall apply any Proceeds from time to time held by it and the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale (after deducting all costs and expenses of every kind incurred in respect thereof or incidental to the care or safekeeping of any of the Collateral or in any way relating to the Collateral or the rights of Lender hereunder, including, without limitation, attorneys’ fees and disbursements of counsel to Lender), to the payment in whole or in part of the Secured Obligations, in such order as Lender may elect, and only after such application and after the payment by Lender of any other amount required by any provision of applicable law, including, without limitation, Sections 9-610 and 9-615 of the UCC, need Lender account for the surplus, if any, to Pledgor. To the extent permitted by applicable law, Pledgor waives all claims, damages and demands it may acquire against Lender arising out of the exercise by it of any rights hereunder other than claims based on Lender’s gross negligence or willful misconduct. If any notice of a proposed sale or other disposition of Collateral shall be required by applicable law, such notice shall be deemed reasonable and proper if given at least ten (10) days before such sale or other disposition.

55.	Private Sales. (a) Pledgor recognizes that Lender may be unable to effect a public sale of any or all the Pledged Stock, by reason of certain prohibitions contained in the Securities Act, applicable state securities laws, applicable law or otherwise, and may be compelled to resort to one or more private sales thereof to a restricted group of purchasers which will be obliged to agree, among other things, to acquire such securities for their own account for investment and not with a view to the distribution or resale thereof. Pledgor acknowledges and agrees that any such private sale may result in prices and other terms less favorable than if such sale were a public sale and, notwithstanding such circumstances, agrees that any such private sale shall be deemed to have been made in a commercially reasonable manner. Lender shall be under no obligation to delay a sale of any of the Pledged Stock for the period of time necessary to permit Issuer to register such securities for public sale under the Securities Act, or under applicable state securities laws or applicable law, even if Issuer would agree to do so. To the extent that applicable law imposes duties on Lender to exercise remedies in a commercially reasonable manner, Pledgor acknowledges and agrees that it is not commercially unreasonable for Lender to disclaim disposition warranties on sale of any Pledged Stock.

(b)	Pledgor further agrees to use its best efforts to do or cause to be done all such other acts as may be necessary to make such sale or sales of all or any portion of the Pledged Stock pursuant to this Section valid and binding and in compliance with any and all other applicable Requirements of Law. Pledgor further agrees that a breach of any of the covenants contained in this Section will cause irreparable injury to Lender, and that Lender has no adequate remedy at law in respect of such breach and, as a consequence, that each and every covenant contained in this Section shall be specifically enforceable against Pledgor, and Pledgor hereby waives and agrees not to assert any defenses against an action for specific performance of such covenants, except for a defense that no Event of Default had occurred at the time that Lender gave notice pursuant to subsection 7(b) hereof.

56.	Irrevocable Authorization and Instruction to Issuer. Pledgor hereby authorizes and instructs Issuer to comply with any instruction received by it from Lender in writing that (a) states that an Event of Default has occurred, and (b) is otherwise in accordance with the terms of this Agreement, without any other or further instructions from Pledgor, and Pledgor agrees that Issuer shall be fully protected in so complying.

57.	Lender’s Appointment as Attorney-in-Fact. (a) Pledgor hereby irrevocably constitutes and appoints Lender and any officer or agent of Lender, with full power of substitution, as its true and lawful attorney-in-fact with full irrevocable power and authority in the place and stead of Pledgor and in the name of Pledgor or in Lender’s own name, from time to time in Lender’s discretion, for the sole purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments which may be necessary or desirable to accomplish the purposes of this Agreement, including, without limitation, any financing statements, endorsements, assignments or other instruments of transfer. Pledgor agrees to furnish to Lender, promptly upon its request, any information required by part 5 of Article 9 of the UCC for the sufficiency or filing office acceptance of any financing statement or amendment. Pledgor also ratifies its authorization for Lender to have filed in any UCC jurisdiction any like initial financing statements or amendments thereto authorized by any document or instrument that evidences or secures the Secured Obligations if filed prior to the date hereof.

(b)	Pledgor hereby ratifies all that said attorneys shall lawfully do or cause to be done pursuant to and in compliance with the power of attorney granted in subsection 11(a) hereof in accordance with the terms of this Agreement. All powers, authorizations and agencies contained in this Agreement are coupled with an interest and are irrevocable until this Agreement is terminated and the security interests created hereby are released.

58.	Duty of Lender. Lender’s sole duty with respect to the custody, safekeeping and physical preservation of the Collateral in its possession, under Section 9-207 of the UCC or otherwise, shall be to deal with it in the same manner as Lender deals with similar securities and property for its own account. Neither Lender nor any of its directors, officers, employees or agents shall be liable for failure to demand, collect or realize upon any of the Collateral or for any delay in doing so or shall be under any obligation to sell or otherwise dispose of any Collateral upon the request of Pledgor or any other Person or to take any other action whatsoever with regard to the Collateral or any part thereof. The powers conferred on Lender hereunder are solely to protect Lender’s interests in the Collateral and shall not impose any duty upon Lender to exercise any such powers. Lender shall be accountable only for amounts that it actually receives as a result of the exercise of such powers, and neither it nor any of its officers, directors, employees or agents shall be responsible to Pledgor for any act or failure to act hereunder, except for their own gross negligence or willful misconduct.

59.	Filing of Financing Statements. Pledgor authorizes Lender to file financing statements with respect to the Collateral in such form and in such filing offices as Lender reasonably determines appropriate to perfect the security interests of Lender under this Agreement.

60.	Notices. All notices, requests and demands to or upon Lender or Pledgor to be effective shall be in writing (including by facsimile transmission) and shall be deemed to have been duly made or given or made (a) in the case of delivery by hand, when delivered, (b) in the case of delivery by mail, three (3) days after being deposited in the mails, postage prepaid; or (c) in the case of delivery by facsimile transmission, when sent (and thereafter promptly confirmed in writing by delivery to the recipient by hand or by mail, postage prepaid, by the party sending such facsimile) and receipt has been confirmed or addressed as follows:

(i)	if to Lender: Bank Hapoalim B.M. 1177 Avenue of the Americas New York, New York 10036 Attention: Maxine Levy, Vice President Facsimile No.: (212) 782-2170

(ii)	if to a Pledgor, at its address or transmission number for notices set forth under its signature below.

Lender and Pledgor may change their addresses and transmission numbers for notices by notice in the manner provided in this Section.

61.	Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

62.	Amendments in Writing; No Waiver; Cumulative Remedies. (a) None of the terms or provisions of this Agreement may be waived, amended, supplemented or otherwise modified except by a written instrument executed by Pledgor and Lender, provided that, any provision of this Agreement may be waived by Lender in a letter or agreement executed by Lender or by facsimile transmission from Lender.

(b)	Lender shall not by any act (except by a written instrument pursuant to subsection 16(a) hereof), delay, indulgence, omission or otherwise be deemed to have waived any right or remedy hereunder or under any other document or instrument that evidences or secures the Secured Obligations, or to have acquiesced in any Event of Default or in any breach of any of the terms and conditions hereof or in any other document or instrument that evidences or secures the Secured Obligations. No failure to exercise, nor any delay in exercising, on the part of Lender, any right, power or privilege hereunder or under any other document or instrument that evidences or secures the Secured Obligations, shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder or under any other document or instrument that evidences or secures the Secured Obligations shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. A waiver by Lender of any right or remedy hereunder or under any other document or instrument that evidences or secures the Secured Obligations on any one occasion shall not be construed as a bar to any right or remedy which Lender would otherwise have on any future occasion.

(c)	The rights and remedies herein provided are cumulative, may be exercised singly or concurrently and are not exclusive of any other rights or remedies provided by law.

63.	Section Headings. The section headings used in this Agreement are for convenience of reference only and are not to affect the construction hereof or be taken into consideration in the interpretation hereof.

64.	Successors and Assigns. This Agreement shall be binding upon the successors and assigns of Pledgor and shall inure to the benefit of Lender and its successors and assigns; provided, however, Pledgor may not assign any of its rights, interests or obligations under this Agreement without Lender’s prior written consent.

65.	GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

66.	Pledgor hereby irrevocably and unconditionally:

(a)	submits for itself and its property in any legal action or proceeding relating to this Agreement, or for recognition and enforcement of any judgment in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of New York, the courts of the United States of America sitting in the State of New York, and appellate courts from any thereof;

(b)	consents that any such action or proceeding may be brought in such courts and waives any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same;

(c)	agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to Pledgor at the address set forth in subsection 14 of this Agreement or at such other address of which Lender shall have been notified; and

(d)	agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction.

67.	Return of Collateral and Termination. Lender shall, at the request and reasonable expense of Pledgor, (i) return, release and reassign to Pledgor, without recourse, representation or warranty of any kind, all Collateral and Proceeds otherwise remaining subject to this Agreement, if any, and (ii) execute and deliver such documents to accomplish such return, release or reassignment, without recourse, as Pledgor may reasonably request, immediately following the Termination Date.

68.	Recitals. The recitals to this Agreement form an integral part of this Agreement.

        IN WITNESS WHEREOF, the undersigned has caused this Agreement to be duly executed and delivered as of the date first above written.

LUMENIS HOLDINGS INC. BY: /S/ Kevin R. Morano —————————————— Kevin R. Morano President

Address for Notices:
         Lumenis Holdings Inc.
         1209 Orange Street
         Wilmington, Delaware 19801
         Attention: Chief Executive Officer

         Facsimile No.: 212-750-3336

         With copy to:

         Lumenis Ltd.
         375 Park Ave., 11th Floor
         New York, NY 10152
         Attention: Chief Financial Officer

Facsimile No.: 212-750-3336

Schedule 1

to
Stock Pledge Agreement
(Lumenis Holdings Inc.)

DESCRIPTION OF PLEDGED STOCK

Pledgor	Issuer	Class of Stock	Stock Cert. No.*	No. of Shares
Lumenis Holdings Inc.	Lumenis Inc.	Common	1	100

        [* — Stock certificate to be registered in the name of Lender]

Final version

BANK HAPOALIM B.M.

Date: as of July 1, 2003

Lumenis Holdings Inc.
1209 Orange Street
Wilmington, Delaware 19801

Re:   Proxy

Ladies and Gentlemen:

        Whereas, we hold as pledgee under a Stock Pledge Agreement, dated as of July 1, 2003 (the “Pledge Agreement”), from you as pledgor to us, as pledgee, 100 shares of common stock of Lumenis Inc. (the “Issuer”) evidenced by certificate number 2 (the “Pledged Stock”);

        NOW, THEREFORE, we hereby appoint you as our proxy to exercise all voting and corporate rights with respect to the Pledged Stock and to attend and to vote on our behalf, at any meeting of the shareholders of the Issuer, and to give any written consent of shareholders whenever action is being taken by shareholders of the Issuer by written consent in lieu of a meeting, all pursuant and subject to the terms and conditions set forth in the Pledge Agreement.

        However, it is further provided that you will not use this proxy to vote or take action by written consent which could reasonably be expected to impair the Collateral (as defined in the Pledge Agreement) or our rights and remedies with respect thereto, or which would be inconsistent with or result in any violation of any provision of the Pledge Agreement, or any other document or instrument that evidences or secures the Secured Obligations (as defined in the Pledge Agreement), or any other agreement or document made, delivered or given in connection therewith.

        If an Event of Default (as defined in the Pledge Agreement) has occurred and is continuing, this proxy (i) may be cancelled by a written notice of cancellation provided by the undersigned to you at the abovementioned address, and (ii) shall be automatically cancelled upon the occurrence of a Bankruptcy Default (as defined in the Pledge Agreement) applicable to you. Such cancellation shall be effective from the date of your receipt of such notice, or in the case of a Bankruptcy Default, such cancellation shall be effective immediately prior to the occurrence of such Bankruptcy Default.

Faithfully yours, BANK HAPOALIM B.M. BY: /S/ ——————————————
BY: /S/ ——————————————

Final version

Exhibit 10.8

9 June, 2003

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel Aviv

To
Lumenis Ltd.

Reference is made to the following documents made between Lumenis Ltd. (the “Borrower”) and/or Lumenis Holdings Inc. and Bank Hapoalim B.M. (the “Bank”): (i) Short Term Credit Line Letter dated April 24, 2001 as amended (the “Letter”), (ii) Loan Agreement dated April 30, 2001 as amended (the “2001 Loan Agreement”) (iii) Agreement dated April 30, 2001 as amended (the “Letter of Undertaking”), and (iv) Loan Agreement dated March 26, 2002 as amended (the “2002 Loan Agreement”). The Letter, the 2001 Loan Agreement, the Letter of Undertaking and the 2002 Loan Agreement shall jointly be referred to as the “Loan Documents”.

Per the request of Borrower the Bank hereby agrees as follows:

The minimum EBITDA to be achieved by Borrower at the end of each fiscal quarter of 2003, cumulatively for all 2003 quarters theretofore ended, shall be amended to the following:

Q1 – US$ 5 Million
Q2 – US$ 5 Million
Q3 – US$ 17 Million
Q4 – US$ 36.7 Million

The agreement of the Bank hereunder is subject to payment of a sum of $50,000 (Fifty Thousand United States Dollars) as a fee for rendering the above waiver.

Except for the above all of the Bank’s rights according to the documents signed by Borrower in the Bank’s favor shall be maintained.

This letter constitutes an integral part of the Loan Documents.

Very truly yours, BANK HAPOALIM B.M. BY: /S/ R. Arbel —————————————— R. Arbel
BY: /S/ L. Ben Ami —————————————— L. Ben Ami

We agree to the above:

Lumenis Ltd.	Lumenis Holdings Inc.
By: /s/ Kevin R. Morano	By: /s/ Kevin R. Morano
Name: Kevin R. Morano	Name: Kevin R. Morano

Exhibit 31.1

CERTIFICATIONS

I, Avner Raz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lumenis Ltd;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	[paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986];

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003

BY: /S/ Avner Raz —————————————— Avner Raz Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Kevin Morano, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lumenis Ltd;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	[paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986];

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
Relating to the Quarterly Report on Form 10-Q for the Quarterly Period Ended
June 30, 2003

In connection with the Quarterly Report on Form 10-Q of Lumenis Ltd. (the “Company”) for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Avner Raz, as President and Chief Executive Officer of the Company, and Kevin Morano, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY: /S/ Avner Raz —————————————— Avner Raz Chief Executive Officer Date: August 14, 2003
BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer Date: August 14, 2003