Form 10-Q
period 2003-09-30
LUMENIS LTD
filed 2003-11-19
CIK 1004945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2003

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of November 18, 2003 was 36,942,439 Ordinary Shares, NIS 0.10 par value per share.

LUMENIS LTD.

FORM 10-Q

For the Quarter Ended September 30, 2003

INDEX

PART I. FINANCIAL INFORMATION
        ITEM 1. Financial Statements
            1) Consolidated Balance Sheets
            2) Interim Consolidated Statements of Operations
            3) Interim Consolidated Statements of Cash Flows
            4) Notes to Unaudited Interim Consolidated Financial
                 Statements
        ITEM 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
        ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
        ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
        ITEM 1. Legal Proceedings
        ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits and Reports on Form 8-K	3 3 4 5 6 8 27 37 37 37 37 38 38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXPLANATORY NOTE

INDEPENDENT INVESTIGATION BY THE AUDIT COMMITTEE AND FAILURE TO OBTAIN A REVIEW OF THE INTERIM FINANCIAL STATEMENTS

As previously reported in the Company’s Current Report on Form 8-K for October 14, 2003 filed on October 16, 2003, our independent auditors, Deloitte & Touche Brightman Almagor, have requested the Audit Committee of the Board of Directors to conduct an independent investigation into the Company’s relationship with one of its distributors and the accounting and disclosures related thereto, in connection with the continuing Securities and Exchange Commission investigation. Accordingly, the independent auditors did not conduct a review of the interim financial statements included in this quarterly report, notwithstanding that such review, using professional review standards and procedures, is required by Form 10-Q.

Following completion of the independent investigation and the review of its findings by our independent auditors, and thereafter, a review of our financial statements for the third fiscal quarter of 2003 by our independent auditors, Lumenis intends to file an amended Form 10-Q for the third quarter ended September 30, 2003 to reflect revisions, if any, to the financial statements contained in this Form 10-Q which may be appropriate as a result of such review.

The Audit Committee of the Board of Directors is working expeditiously to complete its investigation. We cannot, however, predict when the investigation will be completed, its ultimate scope or its outcome, or any possible effect on the Company’s financial statements.

LUMENIS LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$16,130	$18,106
Trade receivables, net	82,067	100,646
Prepaid expenses and other receivables	11,220	14,265
Inventories	57,123	82,862

	166,540	215,879

FINISHED GOODS USED IN OPERATIONS	6,753	9,808
LONG-TERM INVESTMENTS
Investments in equity securities	1,337	5,642
Long term trade receivables	1,308	2,031
FIXED ASSETS, NET	15,785	18,582
GOODWILL, NET OF ACCUMULATED AMORTIZATION
OF $4,627	88,039	88,039
OTHER PURCHASED INTANGIBLE ASSETS, NET OF
ACCUMULATED AMORTIZATION OF $19,259 and $14,921	15,008	19,346
OTHER ASSETS, NET	8,583	10,675

Total assets	$303,353	$370,002

CURRENT LIABILITIES
Short-term debt	$48,003	$38,862
Current maturities of long term loans	30,000	15,000
Trade payables	20,921	39,224
Other accounts payable and accrued expenses	85,385	80,940
Subordinated note	-	9,679

	184,309	183,705

LONG TERM LIABILITIES
Bank loans, net	127,792	142,042
Deferred income	-	616
Accrued severance pay, net	1,507	1,228
Other long-term liabilities	3,114	2,515

	132,413	146,401

Total liabilities	316,722	330,106

COMMITMENTS AND CONTINGENT LIABILITIESSHAREHOLDERS’EQUITY
Ordinary shares of NIS 0.1 par value: Authorized -
100,000,000 shares; Issued and outstanding
36,942,439 and 36,941,914 shares, respectively	805	805
Additional paid-in capital	328,040	325,947
Accumulated other comprehensive income (loss)	3	(76)
Accumulated deficit	(342,114)	(286,677)
Treasury stock, 14,898 shares at cost:	(103)	(103)

Total shareholders' equity	(13,369)	39,896

Total liabilities and shareholders' equity	$303,353	$370,002

The accompanying notes are an integral part of these consolidated financial statements.

LUMENIS LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002(*)	2003	2002(*)
	Unaudited

NET REVENUES	$66,220	$87,264	$211,745	$260,792

COST OF REVENUES	39,574	41,042	131,349	119,968

Gross profit	26,646	46,222	80,396	140,824

OPERATING EXPENSES
Research and development, net	4,593	6,638	15,495	19,990
Selling, marketing and administrative	31,231	34,198	96,952	103,571
Amortization of intangible assets	1,280	1,569	4,338	5,201
Litigation expenses	-	-	925	5,201

Total operating expenses	37,104	42,405	117,710	133,963

Operating income (loss)	(10,458)	3,817	(37,314)	6,861

Other income (loss), net	(432)	-	(407)	1,720
Financing expenses	3,489	3,951	10,400	11,194

Loss before income taxes	(14,379)	(134)	(48,121)	(2,613)

Income tax expense	876	586	3,219	1,718

Loss after income taxes	(15,255)	(720)	(51,340)	(4,331)

Company's share in losses of an affiliate	-	30	492	121

LOSS FROM ONGOING OPERATIONS	(15,255)	(750)	(51,832)	(4,452)

Discontinued Operations:
Income (loss) from discontinued operations	-	(178)	84	52

Loss on sale of discontinued operations	-	-	(3,689)	-

Income (loss) from discontinued operations	-	(178)	(3,605)	52

NET LOSS	$(15,255)	$(928)	$(55,437)	$(4,400)

BASIC AND DILUTED LOSS PER SHARE
Loss per share before extraordinary items	$(0.41)	$(0.02)	$(1.39)	$(0.12)
Loss from discontinuing operations	-	-	(0.10)	-

Net loss per share	$(0.41)	$(0.02)	$(1.49)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	37,277	37,264	37,277	37,158

(*) Restated to reflect the discontinued industrial operations

The accompanying notes are an integral part of these consolidated financial statements

LUMENIS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the nine months ended September 30,
	2003	2002
	Unaudited

CASH FLOWS - OPERATING ACTIVITIES
Net loss for the period	$(55,437)	$(4,400)
Income from discontinued operations	(84)	(52)
Loss on sale of discontinued operations	3,689	-

Loss from continuing operations for the period	$(51,832)	$(4,452)

Adjustment to reconcile net loss to net cash used in operating activities
Income and expenses not affecting operating cash-flows:
Income from discontinued operations	84	52
Depreciation and amortization	12,349	13,168
Amortization of stock-based compensation	865	-
Company's shares in losses (gains) of an affiliate	479	121
Extraordinary gain on purchase of Company's convertible notes	-	(92)
Amortization of other long-term assets	3,644	2,327
Loss on sale of investment in an affiliate	427	-
Gain on sale of an impaired investment	-	(1,720)
Loss on impairment of equity securities	445	-
Other	596	28
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	17,367	(8,338)
Decrease (Increase) in prepaid expenses and other receivables	4,185	(2,950)
Decrease (Increase) in inventories (1)	19,317	(8,541)
Increase (decrease) in accounts payable, accrued expenses and other
long-term liabilities	(11,168)	6,385
Decrease in long term deferred income	-	(439)

Net-cash - operating activities	(3,242)	(4,451)

CASH FLOWS - INVESTING ACTIVITIES
Purchase of fixed assets	(2,603)	(5,994)
Investment in other long term assets	-	(1,250)
Investments, deposits and securities, net	-	970
Investment in an affiliate	-	(151)
Proceeds from sale of Industrial operations	4,407	-
Proceeds from sale of subsidiary's operations	-	144
Proceeds from sale of impaired investment	-	1,720
Payment for business acquired (Appendix A)	-	(1,286)

Net-cash - investing activities	1,804	(5,847)

CASH FLOWS - FINANCING ACTIVITIES
Purchase of convertible notes	-	(16,447)
Repayment of subordinated notes	(9,679)	(54,128)
Proceeds from exercise of options	-	793
Increase of long term loans	-	66,667
Repayment of liability to Coherent	-	(2,859)
Increase (decrease) in short-term bank debt, net	9,141	4,905

Net-cash - financing activities	(538)	(1,069)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,976)	(11,367)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	18,106	31,400

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$16,130	$20,033

CASH PAID DURING THE PERIOD IN RESPECT OF:
Income taxes	$535	$446

Interest	$8,592	$7,801

(1)  Including finished goods used in operations.
The accompanying notes are an integral part of these consolidated financial statements.

LUMENIS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the nine months ended September 30,
	2003	2002
	Unaudited

Appendix A - Payments for business acquired

Current assets	-	259
Goodwill and other intangibles	-	(2,098)
Liability in respect to acquisition	-	553

	$-	$(1,286)

Appendix B - Non-cash activities

Issuance of shares in settlement of litigation	$-	$3,929

Repurchase of convertible notes	$-	$323

Proceeds of sale of Industrial operations in Escrow Account	$1,300	$-

Sale of investment in an affiliate for settlement of debt	$943	$-

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 1 –	GENERAL

A.	As described in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002, (the “2002 Form 10-K”) the Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders’ equity. To finance the April 2001 Coherent Medical Group (“CMG”) acquisition, ongoing working capital needs and the refinancing of the Company’s convertible subordinated notes, the Company and certain of its subsidiaries entered into various financing arrangements with Bank Hapoalim, B.M. (the “Bank”). The outstanding short-term and long-term financing obtained from the Bank, as of September 30, 2003, amounts to $208,670. On November 19, 2003 the Company announced that it had completed the restructuring of its existing bank indebtedness and that it has agreed with the Bank on a new $9,000 receivables based revolving credit loan. The Bank also agreed to waive the covenants under the Company's existing debt agreements for the third and fourth quarters of 2003. The debt restructuring plan covers the Company's existing $160,700 in term loans and its $50,000 revolving credit agreement with the Bank. The agreements provide for a deferral of all principal payments until August 15, 2006, when amortization will resume at the rate of $15,000 annually. Principal amortization will increase to $20,000 annually in 2007 and continue through 2013. The $50,000 revolving credit agreement will mature in March 2005, but the Company expects it will be renewed on an annual basis so long as the Company remains in compliance with its loan covenants. See "Cautionary Statements" in Item 2 below. The interest rate on all $210,700 of this previously outstanding debt will be LIBOR plus 2.75%, resulting in an annual cash interest cost of approximately $9,000 at current rates. The new $9,000 loan matures in January 2005, and is secured by substantially all of the Company's receivables in the United States. This loan bears interest at Prime plus 0.5%. Covenants under the restructured debt agreements include a requirement for the Company to achieve a minimum consolidated EBITDA amount, as defined in the Bank Agreements. For 2004 the amounts on a cumulative basis are : Q1 - $100, Q2 - $3,100, Q3 - $8,600 and Q4 - $16,100. Another covenant limits consolidated capital expenditures to $6,000 for each of 2004 and 2005. In connection with the deferral of principal payments on the $160,700 of debt and waivers in respect thereof, the Company has agreed to grant the Bank options for 7.820 million Ordinary Shares at an exercise price of $1.97 per share for a term of ten years. In addition, in connection with such deferrals and waivers the Company has agreed to fees payable to the Bank in cash upon the Company's Ordinary Share price reaching $5.00, $6.00 and $7.00 per share over the next ten years, which could result in a total fee of up to $17,500. In connection with the new $9,000 revolver, the Company agreed to pay the Bank a $250 fee.

On October 14, 2003 the Company announced the implementation of its turnaround plan (“Plan”). The Plan consists of a reorganization of the Company to a more customer focused functional organization and a significant cost reduction program to bring costs in line with current revenues. The Company will reduce approximately 300 positions or 23% of its workforce, close several manufacturing sites and offices and consolidate other sites and activities. Implementation of the Plan began immediately and is expected to be completed within approximately nine months. Costs of implementation for severance and relocation and related costs are estimated at $9,000. Implementation costs of the Plan are expected to be incurred and charged to earnings in the amount of $5,000 in the fourth quarter of 2003 and $4,000 in 2004.

The Company believes that its restructuring plan will bring the Company to profitability when fully implemented. The Company also believes that with its internally generated funds, available cash and funds available under the new Bank agreement will be sufficient to meet the Company’s currently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure, cost of the implementation of the restructuring plan and debt payment requirements. See “Cautionary Statements” in Item 2 below.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Failure by the Company to successfully complete the above-mentioned plans, would have a materially adverse effect on the Company’s ability to continue as a going concern.

The Company is party to various legal proceedings, including an investigation by the United States Securities and Exchange Commission (“SEC”) and an independent investigation by its Audit Committee, as described in Note 7 “Commitments and Contingent Liabilities”.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 1 –	GENERAL (Cont.)

B.	On April 21, 2003, the Company’s subsidiary, Spectron Laser Systems Limited (“Spectron”), signed a definitive agreement to sell its principal assets for $6,300 in cash, subject to adjustment, and the assumption of certain liabilities. In connection with the sale the Company reported a loss of $3,689 of which a loss of approximately $627 relates to future estimated discounted net lease payments on two abandoned facilities, and approximately $691 relates to fixed assets write-off for assets which had no alternative future use. Spectron is accounted for as a discontinued operation and accordingly, Spectron is excluded from results of continuing operations for all periods presented. During the third quarter a dispute with the buyer arose, mainly with regards to inventory valuation, involving approximately $700 of the final consideration. The dispute is being addressed according to the process agreed upon in the purchase agreement.

The following are the net revenues and operating (loss) which are reported as part of the discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	Unaudited

Net revenues	-	$2,740	$3,624	$8,300

Operating income (loss)	-	(178)	84	(576)

C.	On March 28, 2003 the Company commenced a voluntary stock option exchange program (the “Offer”). Under the program, eligible participants were all current employees of the Company and its subsidiaries (collectively the “Group”) as well as members of the Company’s Medical Advisory Board holding outstanding options to purchase Ordinary Shares of the Company, which have an exercise price per share of $6.00 or more (“Eligible Options”). Members of the Board of Directors were not entitled to participate in this program. Eligible Options were cancelled in exchange for new options (“New Options”) based on a ratio of one New Option for each three Eligible Options with an exercise price of $6.00 -$14.99, and one New Option for each four Eligible Options with an exercise price of $15 or more. The New Options will vest in four equal installments every six months over a 24-month period from the date of grant. Pursuant to the Offer, on May 12, 2003 the Company accepted for exchange from 481 tendering eligible participants and cancelled 3,160,141 Eligible Options to purchase Ordinary Shares, representing approximately 76% of the options that were eligible to be tendered in the Offer. In exchange for the cancelled options, on May 12, 2003 the Company granted the tendering Eligible Participants New Options to purchase a total of 912,422 Ordinary Shares at an exercise price of $1.77, the May 12, 2003 market price.

D.	On September 30, 2003 the Company signed an agreement with the main shareholder of an affiliate, Aculight (UK) Limited. As part of the agreement the Company returned its shares in the affiliate and its option to purchase additional shares. In addition, the Company has agreed to write off its indebtedness from the affiliate in the net amount of $3,450. The affiliate will return 77 systems previously bought or systems that have been used free of charge. Starting October 1, 2003 the affiliate will be charged for all services received such as maintenance and consumables.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

The Company had previously provided for a potential loss on the receivable in 2002. In the third quarter, the Company wrote off all the balances related to the investment in the affiliate including deferred revenues and net debt. The net effect of the agreement in the third quarter was a gain of $13 which is presented in other income.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 2 –	SIGNIFICANT ACCOUNTING POLICIES

A.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Lumenis Ltd. (the “Company”) and its subsidiaries (collectively “the Group”) as of September 30, 2003 and for the three month and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2002 Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

As previously reported in the Company’s Current Report on Form 8-K for October 14, 2003 filed on October 16, 2003, our independent auditors, Deloitte & Touche Brightman Almagor, have requested the Audit Committee of the Board of Directors to conduct an independent investigation into the relationship of the Company with one of its distributors and the accounting and disclosures related thereto, in connection with the continuing Securities and Exchange Commission investigation. Accordingly, the interim financial statements included in this quarterly report have not been reviewed by our independent auditors using professional review standards and procedures, although that review is required by Form 10-Q.

Following completion of the independent investigation and the review of its findings by our auditors, and thereafter, a review of our financial results for the third fiscal quarter of 2003 by our auditors, Lumenis intends to file an amended Form 10-Q for the third quarter ended September 30, 2003 to reflect revisions, if any, to the financial statements contained in this Form 10-Q which may be appropriate as a result of such review.

Subsequently to the review by our auditors, there may be revisions to the financial statements contained in this Form 10-Q, some of which could be material. Prior to the Company’s October 14, 2003 announcement, the Company notified the Securities and Exchange Commission of the matter. The Audit Committee of the Board of Directors is working expeditiously to complete its investigation. We cannot predict how long this investigation will last, its ultimate scope or its outcome, or any possible effect on the Company’s financial statements.

B.	STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the Group has elected to adopt SFAS No. 123 effective January 1, 2003, for all prospective option grants, modification or settlements. Based on current compensation programs the Group estimates that the adoption of SFAS No. 123 will result in a non-cash charge to earnings of up to approximately $1,000 for the year ending December 31, 2003. Stock-based compensation expenses for the three month and nine month periods ended September 30, 2003 amounted to approximately $195 and $865 respectively.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

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

The following table illustrates the effect on net loss and loss per share if the Group had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation for the corresponding periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	Unaudited

Net loss	$(17,027)	$(928)	$(57,209)	$(4,400)
Add: amortization of deferred
compensation related to
employee stock options
included in consolidated
statements of operations	195	-	865	-

Deduct: amortization of
deferred compensation at
fair value	(5,890)	6,029	3,871	16,864

Pro forma net loss	$(10,942)	$(6,957)	$(60,215)	$(21,264)

Loss per share
Basic and diluted - as reported	$(0.41)	$(0.02)	$(1.49)	$(0.12)

Basic and diluted - pro forma	$(0.29)	$(0.19)	$(1.62)	$(0.57)

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model assuming 0% dividend yield and with the following weighted-average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Average risk-free interest rates	1.6%	1.8%	1.6%	1.8%
Average expected life (in years)	3	3	3	3
Volatility	100%	100%	100%	100%

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 2 –	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

D.	PRODUCT WARRANTY

Accrued warranty costs are recorded at the time of sale based on the Group’s experience and management’s estimates. Changes in warranty provision during the three month and nine month periods ended September 30, 2003 were as follows:

Warranty provision as of June 30, 2003	$8,940
Payments made under warranty	(1,987)
Increase in product warranty provision for current year	1,765

Warranty provision as of September 30, 2003	$8,718

Warranty provision as of December 31, 2002	$9,489
Payments made under warranty	(6,791)
Increase in product warranty provision for current year	6,020

Warranty provision as of September 30, 2003	$8,718

E.	NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, which rescinds and amends several pronouncements, including SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishments of debt. Due to the adoption of SFAS No. 145 the Company reclassified as finance expenses the $92 extraordinary gain incurred during the nine month period ended September 30, 2002 from repurchasing its convertible notes.

In September 2002, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”, which will be effective for interim periods beginning after June 15, 2003. The scope of EITF 00-21 deals with how a company should recognize revenue when it sells multiple products or services to a customer as part of an overall solution. In general, EITF 00-21 provides the following broad criteria for recognizing revenue in multiple element arrangements: (i) revenue should be recognized separately for separate units of accounting; (ii) revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is complete; and (iii) consideration should be allocated among separate units of measure of accounting in an arrangement based on their relative fair values.The adoption of EITF 00-21 did not have material effect on the financial statements of the Company.

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

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 2 –	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E.	NEW ACCOUNTING PRONOUNCEMENTS (Cont.)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 classifies entities into two groups: (1) those for which voting interests are used to determine consolidation; and (2) those for which other interests (variable interests) are used to determine consolidation. FIN 46 deals with the identification of Variable Interest Entities (“VIE”) and the business enterprise which should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 will become effective at the beginning of the first interim reporting period that starts after July 1, 2003. As of September 30, 2003 the Company renounced its investment in an affiliate, and FIN 46 has no effect on the financial statements of the Company.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. and does not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003,and does not have an impact on the Company’s financial statements.

F.	RECLASSIFICATION

Certain prior period balances have been reclassified to conform to current period presentation.

Note 3 –	TRADE RECEIVABLES

The trade receivables as of September 30, 2003 and December 31, 2002 are presented net of allowance for doubtful accounts of $18,083 and $17,689, respectively and provision for returns of $3,769 and $4,550, respectively.

Note 4 –	INVENTORIES

Inventories are composed of the following:

	September 30, 2003	December 31, 2002

Raw materials	$11,072	$21,057
Work in process	9,863	13,154
Finished products	36,106	48,651

	$57,041	$82,862

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 5 –	SEGMENT INFORMATION

A.	REPORTABLE SEGMENTS

Commencing January 1, 2002, we began to evaluate our business based on four separate business units, as follows: Aesthetic, Ophthalmic, Surgical, and Other. These business units are identified as operating segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The information evaluated by the Company’s senior management in deciding how to allocate resources to these segments is net revenues and gross profit. Due to several organizational changes, commencing January 1, 2003, we again reorganized our business based on three separate business units as follows: Aesthetics, Medical, and Other. Medical includes the surgical and ophthalmic operations; all 2002 data have been restated to reflect such change.

Due to the change in the structure of the Company, following the turnaround plan announced by the Company during October 2003, the Company will change its reporting segments from business units to geographical units. The change is to take place effective January 1, 2004.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 5 –	SEGMENT INFORMATION (Cont.)

A.	REPORTABLE SEGMENTS (Cont.)

	For the three months ended September 30, 2003 (Unaudited)
	Aesthetics	Medical	Other	Consolidated

Net Revenues	$23,887	$25,269	$17,064	$66,220
Gross Profit	11,978	10,074	4,594	26,646
Un-allocated expenses				37,104

Operating loss				($10,458)

	For the three months ended September 30, 2002 (Unaudited)

	Aesthetics	Medical	Other	Consolidated

Net Revenues	$37,894	$33,341	$16,029	$87,264
Gross Profit	24,604	16,113	5,505	46,222
Un-allocated expenses				42,405

Operating income				$3,817

	For the nine months ended September 30, 2003 (Unaudited)
	Aesthetics	Medical	Other	Consolidated

Net Revenues	$76,033	$82,283	$53,429	$211,745
Gross Profit	38,723	29,574	12,099	80,396
Un-allocated expenses				117,710

Operating loss				($ 37,314)

	For the nine months ended September 30, 2002 (Unaudited)
	Aesthetics	Medical	Other	Consolidated

Net Revenues	$116,269	$94,206	$50,317	$260,792
Gross Profit	79,153	45,086	16,585	140,824
Un-allocated expenses				133,963

Operating income				$6,861

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 5 –	SEGMENT INFORMATION (Cont.)

B.	GEOGRAPHIC INFORMATION:

The following presents net revenues based on the location of the customer:.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	Unaudited

Net Revenues
Americas	$30,471	$39,780	$96,289	$130,978
Europe	12,244	20,273	43,664	51,001
Asia	23,041	26,005	70,263	75,653
Israel	464	555	1,529	2,509

Consolidated	$66,220	$86,613	$211,745	$260,141

	September 30, 2003	December 31, 2002
	Unaudited

Long lived assets
North America	$104,744	$108,934
Europe	8,909	11,399
Asia	794	728
Israel	4,384	4,906

	$118,831	$125,967

C.	ALLOCATION OF GOODWILL BETWEEN REPORTABLE SEGMENTS:

	September 30, 2003	December 31, 2002
	Unaudited

Aesthetics	$28,216	$28,216
Medical	33,043	33,043
Other	26,780	26,780

	$88,039	$88,039

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 6 –	FINANCING ACTIVITIES –

The outstanding short-term and long-term financing obtained from the Bank, as of September 30, 2003, amounts to $208,670.

On November 19, 2003 the Company announced that it had completed the restructuring of its existing bank indebtedness and that it has agreed with the Bank on a new $9,000 receivables based revolving credit loan. The Bank also agreed to waive the covenants under the Company's existing debt agreements for the third and fourth quarters of 2003. The debt restructuring plan covers the Company's existing $160,700 in term loans and its $50,000 revolving credit agreement with the Bank. The agreements provide for a deferral of all principal payments until August 15, 2006, when amortization will resume at the rate of $15,000 annually. Principal amortization will increase to $20,000 annually in 2007 and continue through 2013. The $50,000 revolving credit agreement will mature in March 2005, but the Company expects it will be renewed on an annual basis so long as the Company remains in compliance with its loan covenants. See "Cautionary Statements" in Item 2 below. The interest rate on all $210,700 of this previously outstanding debt will be LIBOR plus 2.75%, resulting in an annual cash interest cost of approximately $9,000 at current rates. The new $9,000 loan matures in January 2005, and is secured by substantially all of the Company's receivables in the United States. This loan bears interest at Prime plus 0.5%. Covenants under the restructured debt agreements include a requirement for the Company to achieve a minimum consolidated EBITDA amount, as defined in the Bank Agreements. For 2004 the amounts on a cumulative basis are : Q1 - $100, Q2 - $3,100, Q3 - $8,600 and Q4 - $16,100. Another covenant limits consolidated capital expenditures to $6,000 for each of 2004 and 2005. In connection with the deferral of principal payments on the $160,700 of debt and waivers in respect thereof, the Company has agreed to grant the Bank options for 7.820 million Ordinary Shares at an exercise price of $1.97 per share for a term of ten years. In addition, in connection with such deferrals and waivers the Company has agreed to fees payable to the Bank in cash upon the Company's Ordinary Share price reaching $5.00, $6.00 and $7.00 per share over the next ten years, which could result in a total fee of up to $17,500. In connection with the new $9,000 revolver, the Company agreed to pay the Bank a $250 fee.

On February 6, 2003 the Company and the Bank signed a new financing arrangement, effective as of December 31, 2002, which extended the Company’s existing revolving credit agreement to December 31, 2003; increased the amount available under the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provided for an interest rate on the $15,000 increase of LIBOR plus 3%; deferred the loan amortization of a $10,000 principal payment due April 2003; and amended certain covenants in the loan agreements. In addition the February 2003 arrangement waived the covenants requirement for the quarter ending December 31, 2002 and replaced the debt coverage covenant with minimum EBITDA amounts, as defined in the Bank agreements. In connection with the above-mentioned February 2003 agreement the Company re-priced the 1,136,300 outstanding options owned by the Bank to the then current market price and granted an additional 275,000 options at the then current market price. Additionally the Company paid the Bank a $200 fee.

During June 2003 the Company and the Bank amended certain terms of its financing arrangements described above. The amendments extended the $50,000 available under its revolver until December 31, 2003, and modified certain covenants and other terms and provisions in its loan agreements. The Company had agreed that it would use the net proceeds, or at least $3,000, from the sale of its industrial laser business to prepay a portion of the October principal payment by July 31, 2003. Subsequently, based on an understanding with the Bank, this prepayment requirement was waived. Additionally the Company paid the Bank a $200 fee. Under its loan agreements as amended the Company was required to maintain a minimum EBITDA amount, as defined in the Bank agreements, on a cumulative basis at the end of each quarter in 2003. These amounts were changed pursuant to the November 2003 debt restructuring, as described above.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 7 –	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to various legal proceedings incident to its business. Certain proceedings in which the Company is involved are described in the “Legal Proceedings” section and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K, and certain subsequent developments as to legal proceedings are described in the “Legal Proceedings” section and Note 7 to the Consolidated Financial Statements in the Forms 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, respectively. The following discussion is limited to recent developments concerning certain of the Company’s legal proceedings since the filling of the Company’s Form 10-Q for the quarterly period ended June 30, 2003, and should be read in conjunction with the descriptions of legal proceedings in the above-mentioned earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Except for the legal proceedings described below or in the above- mentioned earlier Reports, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position.

Towards the end of the third quarter, Deloitte & Brightman Almagor, the Company’s outside auditors (“Deloitte”), sent a letter to the Audit Committee, raising for review certain questions regarding one of the Company’s distributors, in connection with the pending investigation of the Company by the United States Securities and Exchange Commission. In particular, the letter expressed concern that certain payment and other terms in connection with specific transactions may not have been disclosed to them. The letter asked the Audit Committee to conduct an independent investigation into the Company’s relationship, with, and the accounting treatment and disclosures related, to that distributor. In addition, the letter stated that Deloitte will not render any opinions or reports concerning Lumenis financial statements until after completion of the Audit Committee investigation. As requested, the Audit Committee has commenced an investigation of the matters raised in the Deloitte letter, and has engaged independent counsel for assistance. The Company and management are cooperating fully in the Audit Committee investigation. Management will continue to provide whatever documents or information may be requested by the Audit Committee or its independent counsel.

Other than the above-described independent investigation by the Audit Committee, there have been no material new developments in the Securities and Exchange Commission investigation of the Company, which primarily relates to the Company’s relationships with distributors and certain previously disclosed charges and write-downs.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 7 –	COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

On or about February 28, 2003, a lawsuit was filed on behalf of Aqua Fund, L.P. and certain other purchasers of Lumenis securities in the United States District Court for the Northern District of Illinois. The named defendants are the Company, Yacha Sutton (the Company’s former Chief Executive Officer) and Sagi Genger (the Company’s former Chief Operating Officer). The Company was served with a summons and complaint in this action in June 2003, and on September 2, 2003, Lumenis filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted and failure to plead fraud with particularity. On October 24, 2003, plaintiffs filed, inter alia, an amended complaint and a motion to transfer the action to the United States District Court for the Southern District of New York (the “New York Court”). On November 7, 2003, the plaintiffs and the Company submitted to the court an agreed motion seeking, inter alia, to transfer the action to the New York Court, and to extend the time for the defendants to respond or answer the amended complaint. Plaintiffs have indicated their intention, upon transfer of the action, to seek consolidation, for discovery purposes only, with the action captioned In re: Lumenis Ltd. Securities Litigation discussed below. Yacha Sutton and Sagi Genger have not been properly served with a summons and complaint in this action, and neither of those individuals has appeared in the case. The Company believes that all of the allegations and claims are baseless, and the Company intends to vigorously defend against them.

During March, April and May 2002, eight purported class action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of purchasers of Lumenis securities between January 7 and February 28, 2002 (the “Class Period”). The named defendants include, in addition to the Company, Prof. Jacob A. Frenkel (the Chairman of the Board of Directors of the Company), Yacha Sutton, Sagi Genger and Asif Adil (the Company’s former Executive Vice President — Business Operations and acting Chief Financial Officer). The Company has been served with the summons and complaint in some but not all of these actions. By Memorandum and Order, dated June 17, 2003, the Court consolidated these eight actions and the purported class action discussed below under the caption In re: Lumenis Ltd. Securities Litigation, appointed a lead plaintiff and approved selection of lead plaintiffs’ counsel.

On or about August 29, 2003, plaintiffs filed and served a Consolidated Amended Class Action Complaint in all of these class actions, as well as the purported class action discussed below. The Consolidated Amended Complaint (“CAC”) alleges a class period from October 2, 2000 to May 16, 2002, and contains the following allegations: (a) the Company’s financial statements, and the related press releases announcing or pre-announcing such results, from the third quarter of FY 2000 to the first quarter of FY 2002, overstated revenues for the applicable quarter due to alleged violations of GAAP; (b) improper revenue recognition on sales to distributors which the CAC characterizes as “channel stuffing”; (c) the Company (then known as “ESC Medical Systems, Ltd.”) acquired the assets of the Coherent Medical Group (“CMG”) on April 30, 2001, for the fraudulent purpose of taking very large one-time charges and write-downs claimed to be associated with the acquisition but which were really intended to write down receivables or other assets which should have been written-off or written-down earlier; and (d) the Company fraudulently overstated the progress or success of ongoing efforts to integrate CMG with the Company, and the benefits or synergies expected to be achieved by that combination. In addition to these basic claims, the CAC asserts additional claims based on several other alleged violations of financial reporting requirements, including: (e) the alleged failure to disclose all anticipated write-downs and charges in a Form 8-K/A pro forma balance sheet filed in July 2001 presenting the effects of the combination of CMG and the Company, as if it had occurred as of March 31, 2001; (f) the alleged misclassification of $9 million in assets as inventory instead of finished goods used in operations on the balance sheet for the year ending December 31, 2001; and (f) the failure to make adequate disclosures in the Company’s annual report on Form 10-K for the year ending December 31, 2001 regarding an $8.2 million related-party sale agreement during the last quarter between Lumenis and its UK affiliate, Aculight, which transaction allegedly lacked economic substance. The Company is required to answer or move with respect to the CAC by November 19, 2003. The Company plans to file a motion to dismiss for failure to state a claim, failure to plead fraud with particularity as required by the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure, and on the grounds that certain of the claims asserted are barred by the applicable statute of limitations.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 7 –	COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

In May 2002, another purported class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s securities between August 2, 2001 and May 7, 2002 (the “Extended Class Period”). In addition to the Company, the named defendants include Prof. Jacob A. Frenkel, Yacha Sutton, Sagi Genger and Asif Adil. By order dated June 17, 2003, this action was consolidated with the other purported class action lawsuits described above. The Company believes that all of the allegations and claims in all of the above purported class action lawsuits are baseless, and the Company intends to vigorously defend against them.

In the litigation in the Bailiff’s Court of Horsholm, Denmark, between the Company and Danish Dermatological Development A/S, a Danish company (“DDD”) previously reported in greater detail, the parties held preliminary settlement discussions earlier in the year, however, a settlement was not reached. A hearing date has not been set, and the Company currently expects that its petition for an interim injunction against DDD in Denmark will be heard in mid 2004.

In the claim filed by the Company in the Tel Aviv — Jaffa District Court against Syneron Medical Ltd. and Messrs. Shimon Eckhouse, Michael Kreindel, Mark Aronovitz, and Avner Lior previously reported in greater detail, by mutual agreement, the parties completed pre-trial proceedings on June 9, 2003. Nonetheless, on November 5, 2003, the Defendants filed a motion seeking clarifications to certain responses by Lumenis to the Defandant’s questionnaire. Additionally, in September 2003, Syneron filed a motion demanding that the Company submit a NIS 1,000 bond, and on October 15, 2003, the Company filed its response in opposition to Syneron’s motion. The next pre-trial hearing is scheduled for February 17, 2004.

In the lawsuit by Lumenis Inc. against Syneron Inc. (Canada), Syneron Inc. (Delaware), and certain former Lumenis employees, Brian D. Lodwig, J. Scott Callihan, Mark Lazinski, and Stephen Harsnett, in the Superior Court of California for the County of Santa Clara previously reported in greater detail, discovery has commenced, and the parties attended a court-ordered mediation in September 2003. The parties failed to reach an agreement resolving their claims, and the court has scheduled a trial setting conference for January 2004.

As previously reported in greater detail, Lumenis Ltd. and Lumenis Inc. (collectively, “Lumenis”) in the United States District Court for the Central District of California, alleging that Syneron Medical Ltd., Syneron Inc. and Syneron Canada Corp. (collectively “Syneron”) are infringing six U.S. patents held by Lumenis by, inter alia, selling Syneron’s Aurora DS and Aurora SR devices. Lumenis asked for a temporary restraining order and a preliminary and permanent injunction against further infringement as well as an award of as yet undetermined damages and lost profits resulting from Syneron’s infringement and Lumenis’ attorneys’ fees and costs. On July 11, 2003, the court entered its ruling, and on August 5, 2003, the court entered its order (the “Order”), inter alia, granting the Company’s motion for a preliminary injunction based on Claim 3 of U.S. Patent No. 5,683,380 (the “'380 Patent”). The Order enjoins Syneron Medical Ltd. and Syneron Inc., and their officers, agents, servants, employees and attorneys, and those persons in active concert or participation with them who receive actual notice of the Order, from using gel with Syneron’s Aurora DS, SR and DS/SR devices, and from selling and offering for sale the Aurora devices for use with gel. The court did not enjoin use of the Aurora devices with water. The court denied the Company’s motion as to U.S. Patent Nos. 5,405,368 and 6,174,325. On August 15, 2003 the Company posted a bond in the amount of $400 in accordance with the Order. On November 4, 2003, the Company filed an appeal of the court’s Order with the U.S. Court of Appeals for the Federal Circuit. Syneron has filed a cross-appeal, and the Company expects both appeals to be heard in mid-2004. The trial is presently scheduled for October 5, 2004.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 7 –	COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

In the lawsuit filed by Lumenis Inc. in the United States District Court for the Northern District of California (the “Federal Action”) against Palomar Medical Technologies, Inc. (“Palomar”) and the General Hospital Corp. (“General”), previously reported in greater detail, Lumenis Inc. seeks a declaratory judgment that two U.S. patents, which are owned by General and sublicensed by Palomar to Lumenis Inc. pursuant to a 1998 license agreement (the “License Agreement”), are invalid and/or unenforceable and/or are not infringed by Lumenis. In October 2003, the parties filed their respective “claim interpretations”regarding the patents in question. The “Markman Hearing” on the claim interpretations is presently scheduled for February 20, 2004. The trial is presently scheduled for November 1, 2004. The Company is continuing to explore with Palomar a possible settlement of this litigation.

In the action by Mr. Asif Adil, the Company’s former Executive Vice President —Business Operations and acting Chief Financial Officer, in the Superior Court of New Jersey, Somerset County; Law Division against the Company and Prof. Jacob A. Frenkel, Yacha Sutton and Sagi Genger, previously reported in greater detail, Mr. Adil’s pending claims have been transferred to the United States District Court in Boston, Massachusetts, which has exclusive jurisdiction to hear claims under Mr. Adil’s employment agreement with the Company. Substantive discovery has not commenced, and a trial date has not been set. A Scheduling Conference in the case was held on October 14, 2003. Pursuant to the court’s order, discovery must be completed by February 1, 2005. A trial is not expected to take place before the second half of 2005.

As previously reported in greater detail, on September 20, 1999, Dr. Richard Urso filed what purported to be a class action lawsuit against the Company and against a leasing company in Harris County, Texas, alleging a variety of causes of action. On October 9, 2003, the court entered an order granting the Company’s previously filed motion to dismiss the cases based on forum non conveniens, as to all non-Texas plaintiffs. As a condition to the court’s order granting the motion, the Company stipulated that, in the event any of the non-Texas plaintiffs file an action within one year of the court’s order, the Company will not object to jurisdiction in those actions. The Company also stipulated that any statutes of limitations applicable to the dismissed actions will be tolled for one year from the date of the court’s order. On November 7, 2003, the non-Texas plaintiffs served the Company with a notice of appeal of the court’s order. Approximately 12 actions by the remaining Texas plaintiffs are pending before the court, and the court has not issued an order setting a trial date for those actions. The Company denies the allegations and will continue to vigorously defend these cases and any new actions that may be filed by the non-Texas plaintiffs.

As previously reported in greater detail, on March 27, 2003, Diodem, LLC filed a complaint in the United States District Court for the Central District of California against Lumenis Inc., Lumenis Ltd., Continuum, American Dental Technologies, Inc. and BT, Inc., alleging infringement of four U.S. patents owned by Diodem in the field of surgical laser technology. The Company was served with the First Amended Complaint, and filed its answer on July 8, 2003, generally denying all of the allegations and asserting numerous affirmative defenses. Diodem has initiated discovery, and the “Markman Hearing”on claim interpretations is expected to take place in mid-2004. The Company believes the claims against it are without merit, and intends to vigorously defend against them.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 7 –	COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

As previously reported in greater detail, William P. Young, DVM, has filed a complaint in the United States District Court for the Southern District of Ohio, Eastern Division, against Lumenis Inc., alleging infringement of one U.S. method patent owned by Dr. Young in the field of veterinary laser surgery. The complaint seeks, inter alia, injunctive relief and unspecified damages. The Company was served with a summons and complaint, and motion for preliminary injunction in September 2003. The Company filed its answer and its statement of intent to oppose plaintiff’s motion for preliminary injunction on October 9, 2003. The Company is required to file its papers in opposition to plaintiffs motion by November 14, 2003. The motion is scheduled to be heard on December 10, 2003. The Company believes the claims against it are without merit, and will vigorously defend against them.

On August 19, 2002, Cool Laser Optics, Inc. (“Cool Laser”) commenced an arbitration proceeding before the American Arbitration Association by filing a demand for arbitration claiming that Lumenis Inc. violated an August 1996 patent license agreement (that was entered into by Cool Laser and Coherent Inc. and assigned to Lumenis Inc.) by not paying royalties thereunder respecting sales of Lumenis Inc.‘s LightSheer systems and that as a result the license agreement has been or is terminated and Lumenis Inc.‘s sales of the LightSheer systems constitute infringement of certain of Cool Laser’s U.S. patents. On September 9, 2003, the parties signed a settlement agreement providing for a fully paid-up license from Cool Laser to Lumenis, and the arbitration proceeding has been terminated.

In addition to the actions described above or set forth in the “Legal Proceedings”section and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K, or the “Legal Proceedings” section and note 7 to the Consolidated Financial Statements in the Forms 10-Q for the quarterly periods ended March 31, 2003 or June 30, 2003, respectively, the Company is a party in certain actions in various countries, including the U.S., in which the Company sells its products in which it is alleged that the Company’s products did not perform as promised and/or that the Company made certain misrepresentations in connection with the sale of products to the plaintiffs. Management believes that none of these actions (other than those set forth above or in the “Legal Proceedings” section and note 13C to the Consolidated Financial Statements in the 2002 Form 10-K, or the “Legal Proceedings” section and note 7 to the Consolidated Financial Statements in the Forms 10-Q for the quarterly periods ended March 31, 2003 or June 30, 2003, respectively) that are presently pending individually would have a material adverse impact on the consolidated financial position of the Company, although such actions in the aggregate could have a material adverse effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

As of September 30, 2003 the Company has an accrual of $13,715 reflecting management’s estimate of the Company’s potential exposure with respect to certain, but not all, legal proceedings, claims and litigation. With respect to the pending legal proceedings and claims for which no accrual has been recorded in the financial statements, Company management is unable to predict the outcome of such matters, the likelihood of an unfavorable outcome or the amount or range of potential loss, if any.

LUMENIS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
(In thousands, except share and per share data)

Note 8 –	COMPREHENSIVE LOSS

The Company reports components of comprehensive loss in its annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized loss on available for sale equity securities. Total comprehensive loss for the three month and nine month periods ended September 30, 2003 and 2002 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	Unaudited

Net loss	$(15,255)	$(928)	$(55,437)	$(4,400)
Recognition of loss on available
for sale equity securities	$186		$186
Unrealized gain on available for
sale equity securities	110	-	20	-
Foreign currency translation
adjustments	(45)	(183)	(127)	(183)

Consolidated	$(15,004)	$(1,111)	$(55,358)	$(4,583)

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

As previously reported in the Company’s Current Report on Form 8-K for October 14, 2003 filed on October 16, 2003, our independent auditors, Deloitte & Touche Brightman Almagor, have requested the Audit Committee of the Board of Directors to conduct an independent investigation into the Company’s relationship with one of its distributors and the accounting and disclosures related thereto, in connection with the continuing Securities and Exchange Commission investigation. Accordingly, the independent auditors did not conduct a review of the interim financial statements included in this quarterly report, notwithstanding that such review, using professional review standards and procedures is required by Form 10-Q.

Following completion of the independent investigation and the review of its findings by our independent auditors, and thereafter, a review of our financial results statements for the third fiscal quarter of 2003 by our independent auditors, Lumenis intends to file an amended Form 10-Q for the third quarter ended September 30, 2003 to reflect revisions, if any, to the financial statements contained in this Form 10-Q which may be appropriate as a result of such review.

The Audit Committee of the Board of Directors is working expeditiously to complete its investigation. We cannot, however, predict when the investigation will be completed, its ultimate scope or its outcome, or any possible effect on the Company’s financial statements.

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

On February 6, 2003 the Company and the Bank signed a new financing arrangement, effective as of December 31, 2002, which extended the Company’s existing revolving credit agreement to December 31, 2003; increased the amount available under the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provided for an interest rate on the $15,000 increase of LIBOR plus 3%; deferred the loan amortization of a $10,000 principal payment due April 2003; and amended certain covenants in the loan agreements. In addition the February 2003 arrangement waived the covenants requirement for the quarter ending December 31, 2002 and replaced the debt coverage covenant with minimum EBITDA amounts, as defined in the Bank agreements. In connection with the above-mentioned February 2003 agreement the Company re-priced the 1,136,300 outstanding options owned by the Bank to the then current market price and granted an additional 275,000 options at the then current market price. Additionally the Company paid the Bank a $200 fee.

During June, 2003 the Company and the Bank amended certain terms of its financing arrangements described above. The amendments extended the $50,000 available under its revolver until December 31, 2003, and modified certain covenants and other terms and provisions in its loan agreements. Additionally the Company paid the Bank a $200 fee.

On November 19, 2003 the Company announced that it had completed the restructuring of its existing bank indebtedness and that it has agreed with the Bank on a new $9,000 receivables based revolving credit loan. The Bank also agreed to waive the covenants under the Company's existing debt agreements for the third and fourth quarters of 2003. The debt restructuring plan covers the Company's existing $160,700 in term loans and its $50,000 revolving credit agreement with the Bank. The agreements provide for a deferral of all principal payments until August 15, 2006, when amortization will resume at the rate of $15,000 annually. Principal amortization will increase to $20,000 annually in 2007 and continue through 2013. The $50,000 revolving credit agreement will mature in March 2005, but the Company expects it will be renewed on an annual basis so long as the Company remains in compliance with its loan covenants. See "Cautionary Statements" in Item 2 below. The interest rate on all $210,700 of this previously outstanding debt will be LIBOR plus 2.75%, resulting in an annual cash interest cost of approximately $9,000 at current rates. The new $9,000 loan matures in January 2005, and is secured by substantially all of the Company's receivables in the United States. This loan bears interest at Prime plus 0.5%. Covenants under the restructured debt agreements include a requirement for the Company to achieve a minimum consolidated EBITDA amount, as defined in the Bank Agreements. For 2004 the amounts on a cumulative basis are : Q1 - $100, Q2 - $3,100, Q3 - $8,600 and Q4 - $16,100. Another covenant limits consolidated capital expenditures to $6,000 for each of 2004 and 2005. In connection with the deferral of principal payments on the $160,700 of debt and waivers in respect thereof, the Company has agreed to grant the Bank options for 7.820 million Ordinary Shares at an exercise price of $1.97 per share for a term of ten years. In addition, in connection with such deferrals and waivers the Company has agreed to fees payable to the Bank in cash upon the Company's Ordinary Share price reaching $5.00, $6.00 and $7.00 per share over the next ten years, which could result in a total fee of up to $17,500. In connection with the new $9,000 revolver, the Company agreed to pay the Bank a $250 fee.

On October 14, 2003 the Company announced the implementation of its turnaround plan (“Plan”). The Plan consists of a reorganization of the Company to a more customer focused functional organization and a significant cost reduction program to bring costs in line with current revenues. The Company will reduce approximately 300 positions or 23% of the workforce, close several manufacturing sites and offices and consolidate other sites and activities. Implementation of the Plan began immediately and is expected to be completed within approximately nine months. Costs of implementation for severance and relocation and related costs are estimated at $9,000. Implementation costs of the Plan are expected to be incurred and charged to earnings in the amount of $5,000 in the fourth quarter of 2003 and $4,000 in 2004.

The Company believes that its restructuring plan will bring the Company to profitability when fully implemented. The Company also believes that its internally generated funds, available cash and funds available under the new Bank agreement will be sufficient to meet the Company’s presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure, cost of the implementation of the restructuring plan and debt payment requirements. See “Cautionary Statements” below.

On April 21, 2003, the Company’s subsidiary, Spectron Laser Systems Limited (“Spectron”), signed a definitive agreement to sell its principal assets for $6,300 in cash, subject to adjustment, and the assumption of certain liabilities. In connection with the sale the Company reported a loss of $3,689. Spectron is accounted for as a discontinued operation and accordingly, Spectron is excluded from results of continuing operations for all periods presented. During the third quarter a dispute with buyer arose, mainly with regards to inventory valuation, involving approximately $700 of the final consideration. The dispute is being addressed according to the process agreed upon in the purchase agreement.

On September 30, 2003 the Company signed an agreement with the main shareholder of an affiliate Aculight (UK) Limited. As part of the agreement the Company renounced its shares in the affiliate and its option to purchase additional shares. In addition, the Company has agreed to write off its entire debt from the affiliate in the amount of $3,450. The affiliate will return 77 systems previously bought and systems that have been used free of charge. Starting October 1, 2003 the affiliate will be charged for all services received such as maintenance and consumables. The Company wrote off all the balances related to the investment in the affiliate including deferred revenues and net debt. The net effect of the agreement in the third quarter was a gain of $13 which is presented in other income. The discussion and analysis is based on giving retroactive effect to the discontinued operations.

In this Report, unless the context otherwise requires, all references to the “Company”, “Lumenis”, “We” or “Our” are to Lumenis Ltd. and its direct and indirect wholly owned subsidiaries.

RESULTS OF OPERATIONS

THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002

The Company reported net revenues of $66,220 and $211,745 for the three and nine months ended September 30, 2003, respectively, compared to net revenues of $87,264 and $260,792 for the three and nine months ended September 30, 2002, respectively. The loss from continuing operations for the three and nine months ended September 30, 2003 was $15,255 and $51,832, respectively, or a diluted loss per share from continuing operations of $0.41 and $1.39, respectively, compared to a loss from continuing operations of $750 and $4,452 for the three and nine months ended September 30, 2002 or a diluted loss per share from continuing operations of $0.02 and $0.12, respectively. The net loss for the three and nine months ended September 30, 2003 was $15,255 and $55,437, respectively, or a diluted loss per share of $0.41 and $1.49, compared with a net loss of $928 and $4,400, for the three and nine months ended September 30, 2002 or a diluted loss per share of $0.02 and $0.12 per diluted share, respectively.

Commencing January 1, 2002, we began to evaluate our business based on four separate business units, as follows: Aesthetic, Ophthalmic, Surgical, and Other. These business units are identified as operating segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The information evaluated by the Company’s senior management in deciding how to allocate resources to these segments is net revenues and gross profit. Due to several organizational changes, commencing January 1, 2003, we again reorganized our business based on three separate business units as follows: Aesthetics, Medical, and Other. Medical includes the surgical and ophthalmic operations. All 2002 data have been restated to reflect such change.

Due to the change in the structure of the Company, following the turn around plan announced by the Company during October 2003, the company will change its reporting segments from business units to geographical units. The change is to take place effective January 1, 2004

Revenues.     The Company’s net revenues decreased by 24% to $66,220 for the three months ended September 30, 2003 compared to $87,264 for the three months ended September 30, 2002. The Company’s net revenues decreased by 19% to $211,745 for the nine months ended September 30, 2003 compared to $260,792 for the nine months ended September 30, 2002. By business segment, revenues for the third quarter of 2003 were Aesthetic $23,887, Medical $25,269 and Other $17,064 compared to the revenues in the third quarter of 2002 of Aesthetic $37,894, Medical $33,341 and Other $16,029.

The decrease in sales reflects mainly the weakness in the aesthetic business, particularly in the U.S., and shipment delays particularly of our new ophthalmic products as a result of manufacturing delays and supply chain issues.

During the second quarter, the Company entered into an agreement with WaveLight Laser Technologie AG, pursuant to which the Company serves as the exclusive, independent sales representative in the United States for WaveLight’s Allegretto Wave(TM) refractive excimer laser systems. WaveLight received FDA approval for the Allegretto in October 2003. As sales representative in the US, the Company will record only its commissions earned as revenue. The Company also entered into two other agreements with WaveLight, pursuant to which the Company serves as the exclusive distributor in most Asian, European, Latin American and Middle Eastern countries, for the Allegretto Wave refractive excimer laser systems. The agreements have an initial term of five years.

Gross Profit. Gross profit decreased by 42% to $26,646 for the three months ended September 30, 2003 from $46,222 for the three months ended September 30, 2002. As a percentage of sales the gross profit was 40% in the three months ended September 30, 2003, compared to 53% in the same period in 2002.

Gross profit decreased by 43% to $80,396 for the nine months ended September 30, 2003 from $140,824 for the nine months ended September 30, 2002. As a percentage of sales the gross profit was 38% in the nine months ended September 30, 2003, compared to 54% in the same period in 2002.

As a percentage of sales, gross profit by business segment for the three months ended September 30, 2003 was Aesthetic, 50% Medical 40% and Others 27% compared to gross profit for the three months ended September 30, 2002 of 65%, 48% and 34% respectively. As a percentage of sales, gross profit by business segment for the nine months ended September 30, 2003 was Aesthetic 51% Medical 36% and Others 23% compared to gross profit for the nine months ended September 30, 2002 of 68%, 48% and 33% respectively.

The decrease in gross profit in the three and nine months ended September 30, 2003 is due to the decrease in sales, lower absorption of fixed manufacturing costs and the mix of sales of lower margin products.

The decrease in gross profit in the nine months ended September 30, 2003 is also due to inventory adjustments of $8,900 primarily due to the processing of excess inventory in the second quarter of 2003, which was recovered at a lower value than previously estimated and costs associated with the final closure of the Santa Clara manufacturing facilities and the transfer of these activities to Salt Lake City and Israel.

Net revenues and gross profit by business unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

	AESTHETICS	MEDICAL	OTHER	CONSOLIDATED

Net Revenues	$23,887	$25,269	$17,064	$66,220

Gross Profit	$11,978	$10,074	$4,594	$26,646

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

	AESTHETICS	MEDICAL	OTHER	CONSOLIDATED

Net Revenues	$37,894	$33,341	$16,029	$87,264

Gross Profit	$24,604	$16,113	$5,505	$46,222

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	AESTHETICS	MEDICAL	OTHER	CONSOLIDATED

Net Revenues	$76,033	$82,283	$53,429	$211,745

Gross Profit	$38,723	$29,574	$12,099	$80,396

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	AESTHETICS	MEDICAL	OTHER	CONSOLIDATED

Net Revenues	$116,269	$94,206	$50,317	$260,792

Gross Profit	$79,153	$45,086	$16,585	$140,824

Research and Development, net. Net Research and Development costs decreased by 31% to $4,593 for the three months ended September 30, 2003 from $6,638 in the same period in 2002. As a percentage of sales, Research and Development costs were 7% in the three-month period ended September 30, 2003 compared to 8% in the same period in 2002. Net Research and Development costs decreased by 22% to $15,495 for the nine months ended September 30, 2003 from $19,990 in the same period in 2002. As a percentage of sales, Research and Development costs were 7% in the nine-month period ended September 30, 2003 compared to 8% in the same period in 2002.

The decrease in Research and Development costs in the three and nine months ended September 30, 2003 is due mainly to completion of a number of projects in late 2002 and a cost reduction program implemented last year which eliminated certain staff positions and consolidated office space.

Selling, Marketing and Administrative expenses. Selling, Marketing and Administrative expenses decreased by 9% to $31,231 for the three months ended September 30, 2003 compared to $34,198 for the same period in 2002. As a percentage of sales, Selling, Marketing and Administrative expenses in the three months ended September 30, 2003 were 47% compared to 39% in the same period in 2002. Selling, Marketing and Administrative expenses decreased by 6% to $96,952 for the nine months ended September 30, 2003 compared to $103,571 for the same period in 2002. As a percentage of sales, Selling Marketing and Administrative expenses in the nine months ended September 30, 2003 were 46% compared to 40% in the same period in 2002. Selling, Marketing and Administrative expenses for the nine month period ended September 30, 2002 include a charge of $3,300 for additional severance costs associated primarily with the relocation of manufacturing operations from the Santa Clara facility. The charge was offset by a reduction in previously provided accruals for items associated with the CMG acquisition. In addition, expenses in 2002 included a cost of approximately $2 million associated with the SEC investigation and other legal and integration costs.

The decrease in Selling, Marketing and Administrative expenses in the three and nine months ended September 30, 2003 were due to lower commissions, reduction of certain marketing expenses and tighter control on administrative expenses such as travel costs, facilities and communication expenses.

The increase in Selling, Marketing and Administrative expenses in the three and nine months ended September 30, 2003 as a percentage of sales was mainly attributable to fixed costs over the lower sales in 2003.

Amortization of intangible assets. Amortization of intangible assets, which includes amortization of intangible assets arising from the CMG and the HGM acquisitions amounted to $1,280 and $4,338 in the three and nine months ended September 30, 2003, respectively, compared to $1,569 and $5,201 in three and nine months ended September 30, 2002, respectively.

The decrease in the amortization of intangible assets in the three and nine months ended September 30, 2003 is due to the impairment of intangible assets recorded in the fourth quarter of 2002 and the expiration of the amortization period of certain intangible assets.

Other income (loss). Other loss for the three and nine months ended September 30, 2003 represents mainly the recognition of loss on an investment due to other than temporary impairment in the amount of $445 offset by a gain of $13 from termination of an agreement with an affiliate. See also Overview above. Other income for the nine months ended September 30, 2002 of $1,720 represent the gain arising from the sale of the investment in Galil Medical Ltd. for which the Company took an impairment reserve in 2001.

Litigation expenses. Litigation expenses amounted to $0 for the three-month and $925 for the nine-month periods ended September 30, 2003, compared to $0 for the three-month and $5,201 for the nine-month periods ended September 30, 2002, which represented management’s estimate of the Company’s potential exposure relating to certain legal proceedings, claims, litigation and other matters.

Financing expenses, net. For the three and nine months ended September 30, 2003, financing expenses were $3,489 and $10,405, respectively, compared to financing expenses of $3,951 and $11,194 in the same periods in 2002, respectively.

The decrease in financing expenses in the three and nine months ended September 30, 2003 is mainly due to lower interest costs of $237 and $761, respectively, from the lower balance of the long term bank loan and a loss from hedge transaction of $1,824 in the nine months ended September 30, 2002, as well as a higher exchange rate gain of approximately $1,103 and $1,557, respectively. The decrease was offset in part by an increase of $681 and $1,922 in amortization of the value of options re-priced as part of the financing agreement in February 2003 with the Bank and amortization of the $4,000 fee paid to with the Bank as part of the financing agreement from August 2002. Also, interest expense for the three and nine months ended September 30, 2003 were higher by $269 and $1,634, respectively due to the higher rate on the $70,667 long-term loan compared to the subordinated convertible bonds which the loan refinanced and due to higher outstanding balance and interest rates on the revolving credit.

Income Tax expense.  Income tax expenses in the three and nine months ended September 30, 2003 were $876 and $3,219, respectively, compared to $586 and $1,718 in the three and nine months ended September 30, 2002 respectively. The increase in the tax expense in the three and nine months ended September 30, 2003 was due mainly to a provision of $181 and $782 in the three and nine months ended September 30, 2003, respectively for the effect of the New Law in Israel.

Company’s share in losses of an affiliate. For the three and nine months ended September 30, 2003, the Company’s share in Aculight (UK) Limited’s losses amounted to $0 and $492, respectively, compared to $30 and $121 in the same period in 2002. See also “Other income(loss)” and “Overview above”.

Discontinued Operations.  On April 21, 2003, the Company’s subsidiary, Spectron Laser Systems Limited (“Spectron”), signed a definitive agreement to sell its principal assets for $6,300 in cash, subject to adjustment, and the assumption of certain liabilities. In connection with the sale the Company reported a loss of $3,689 of which a loss of approximately $627 relates to future estimated discounted net lease payments on two abandoned facilities, and approximately $691 relates to fixed assets write-off for which the Company had no alternative future use. Spectron is accounted for as a discontinued operation and accordingly, the industrial business is excluded from results of continuing operations for all periods presented.

Net Loss. As a result of the foregoing factors, the Company’s net loss was $15,255 and $55,437 for the three and nine months ended September 30, 2003 compared to net loss of $928 and $4,400 in the same period in 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands of dollars)

As of September 30, 2003, the Company had cash and cash equivalents of $16,130 compared to $18,106 on December 31, 2002. The decrease of $1,976 is mainly attributable to:

Operating activities

For the nine months ended September 30, 2003, cash used for operating activities was $3,242, with the operating loss of $51,328 offset mainly by depreciation and amortization charges of $16,858 and a net decrease in working capital. The net decrease in operating assets and liabilities resulted from a decrease in trade receivables of $17,367 due to declining sales and improved collections, a decrease in prepaid expenses and other receivables of $4,185 and a decrease in inventory of $19,317 including the $8,900 of inventory adjustments taken in the second quarter offset by a decrease of $11,168 in accounts payable, accrued expenses and other long-term liabilities.

Investing Activities

For the nine months ended September 30, 2003, cash provided by investing activities was approximately $1,804 representing proceeds of $4,407 from the sale of the industrial operations offset by investments in fixed assets of $2,603. The remainder of the proceeds from the sale of Spectron in the amount of approximately of $1,300 is subject to any final adjustments as per the sales agreement.

Financing Activities

For the nine months ended September 30, 2003, cash used for financing activities was $538. A total of $9,141 was provided by utilizing the available credit with the Bank offset by payments of $9,679 to repay the Company’s subordinated notes to Coherent, Inc.

On November 19, 2003 the Company announced that it had completed the restructuring of its existing bank indebtedness and that it has agreed with the Bank on a new $9,000 receivables based revolving credit loan. The Bank also agreed to waive the covenants under the Company's existing debt agreements for the third and fourth quarters of 2003. The debt restructuring plan covers the Company's existing $160,700 in term loans and its $50,000 revolving credit agreement with the Bank. The agreements provide for a deferral of all principal payments until August 15, 2006, when amortization will resume at the rate of $15,000 annually. Principal amortization will increase to $20,000 annually in 2007 and continue through 2013. The $50,000 revolving credit agreement will mature in March 2005, but the Company expects it will be renewed on an annual basis so long as the Company remains in compliance with its loan covenants. See "Cautionary Statements" in Item 2 below. The interest rate on all $210,700 of this previously outstanding debt will be LIBOR plus 2.75%, resulting in an annual cash interest cost of approximately $9,000 at current rates. The new $9,000 loan matures in January 2005, and is secured by substantially all of the Company's receivables in the United States. This loan bears interest at Prime plus 0.5%. Covenants under the restructured debt agreements include a requirement for the Company to achieve a minimum consolidated EBITDA amount, as defined in the Bank Agreements. For 2004 the amounts on a cumulative basis are : Q1 - $100, Q2 - $3,100, Q3 - $8,600 and Q4 - $16,100. Another covenant limits consolidated capital expenditures to $6,000 for each of 2004 and 2005. In connection with the deferral of principal payments on the $160,700 of debt and waivers in respect thereof, the Company has agreed to grant the Bank options for 7.820 million Ordinary Shares at an exercise price of $1.97 per share for a term of ten years. In addition, in connection with such deferrals and waivers the Company has agreed to fees payable to the Bank in cash upon the Company's Ordinary Share price reaching $5.00, $6.00 and $7.00 per share over the next ten years, which could result in a total fee of up to $17,500. In connection with the new $9,000 revolver, the Company agreed to pay the Bank a $250 fee.

On February 6, 2003 the Company and the Bank signed a new financing arrangement, effective as of December 31, 2002, which extended the Company’s existing revolving credit agreement to December 31, 2003; increased the amount available under the revolver to $50,000 until July 1, 2003 and to $35,000 thereafter, until December 31, 2003; provided for an interest rate on the $15,000 increase of LIBOR plus 3%; deferred the loan amortization of a $10,000 principal payment due April 2003; and amended certain covenants in the loan agreements. In addition the February 2003 arrangement waived the covenants requirement for the quarter ending December 31, 2002 and replaced the debt coverage covenant with minimum EBITDA amounts, as defined in the Bank agreements. In connection with the above-mentioned February 2003 agreement the Company re-priced the 1,136,300 outstanding options owned by the Bank to the then current market price and granted an additional 275,000 options at the then current market price. Additionally the Company paid the Bank a $200 fee.

During June 2003 the Company and the Bank had amended certain terms of its financing arrangements described above. The amendments extended the $50,000 available under its revolver until December 31, 2003, and modified certain covenants and other terms and provisions in its loan agreements. The Company has agreed that it will use the net proceeds, or at least $3,000, from the sale of its industrial laser business to prepay a portion of the October payment by July 31, 2003. Subsequently, based on an understanding with the Bank, this prepayment requirement was waived. Additionally the Company paid the Bank a $200 fee. Under its loan agreements as amended the Company was required to maintain a minimum EBITDA amount, as defined in the Bank agreements, on a cumulative basis at the end of each quarter in 2003. These amounts were changed pursuant to the November 2003 debt restructuring, as described above.

On October 14, 2003 the Company announced the implementation of its turnaround plan (“Plan”). The Plan consists of a reorganization of the Company to a more customer focused functional organization and a significant cost reduction program to bring costs in line with current revenues. The Company will reduce approximately 300 positions or 23% of the workforce, close several manufacturing sites and offices and consolidate other sites and activities. Implementation of the Plan began immediately and is expected to be completed within approximately nine months. Costs of implementation for severance and relocation and related costs are estimated at $9,000. Implementation costs of the Plan are expected to be incurred and charged to earnings in the amount of $5,000 in the fourth quarter of 2003 and $4,000 in 2004.

The Company believes that its restructuring plan will bring the Company to profitability when fully implemented. The Company also believes that with its internally generated funds, available cash and funds available under the new Bank agreement will be sufficient to meet the Company’s presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure, cost of the implementation of the restructuring plan and debt payment requirements. See “Cautionary Statements” below.

Failure by the Company to successfully complete the above-mentioned plans, would have a materially adverse effect on the Company’s ability to continue as a going concern. See “Cautionary Statements” below.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies in Lumenis’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

The Company cautions readers that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expected by the Company or expressed in the Company’s forward looking statements. These factors include, but are not limited to, the following:

•	At the request of the Company’s accountants, the Audit Committee of the Board of Directors is conducting an independent investigation into the relationship of the Company with one of its distributors and the accounting and disclosures related thereto, in connection with the continuing Securities and Exchange Commission investigation. We cannot, however, predict when the investigation will be completed, its ultimate scope or its outcome, or any possible effect on the Company’s financial statements.

•	The Company is undergoing an organizational turnaround plan, in order to return to positive earnings and cash flow from operations following poor financial results for the past two years including declining revenue and unanticipated expenses and inventory losses. If the restructuring process is unable to achieve its intended results there will likely be an adverse impact on the Company’s business, operations, results of operations, growth, and the Company’s ability to repay its debts as they come due.

•	The Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders’ equity and significant debt service requirements in relation to its current cash and available liquidity. The Company's loan agreements permit its bank lender to deem that an Event of Default has occurred if in its sole discretion the bank determines that there has been a material adverse change to the business, operations, property, condition (financial or otherwise) or prospects of the Company.

•	As part of the organizational turnaround plan, the Company will terminate the employment of a substantial number of employees, including skilled personnel and certain senior officers with which it has operated its business. The Company is unable to predict the effect of the departure of a large number of employees in a short period of time, and this might result in an adverse impact on the Company’s business and operations.

•	The Company is being investigated by the U.S. Securities and Exchange Commission and has been named as a defendant in several class action lawsuits alleging misrepresentations and other violations of the securities laws. We cannot, however, predict when the investigation will be completed, its ultimate scope or its outcome, or any possible effect on the Company’s financial statements.

•	The Company must control its operating expenses in order to achieve profitability and positive cash flow.

•	The Company’s future success depends on its ability to develop and successfully introduce new and enhanced products that meet the needs of its customers.

•	The Company might have difficulties in collecting cash from customers experiencing financial difficulties which could adversely affect operating results.

•	The Company’s market is unpredictable and characterized by rapid technological changes and evolving standards, and, if the Company fails to keep up with such changes, its business and operating results will be harmed.

•	The market for laser and light based systems for aesthetic and medical applications is relatively new and the Company’s business will suffer if it fails to educate customers or if the market does not develop as we expect.

•	The markets in which the Company sells its products are intensely competitive and increased competition could cause reduced sales levels, reduced gross margins or the loss of market share.

•	The Company must spend heavily on research and development.

•	The Company’s products are subject to U.S., E.U. and international medical regulations and controls, which impose substantial financial costs on it and which can prevent or delay the introduction of new products.

•	The Company depends on its facilities in Israel and on its international sales. Many of its customers’ operations are also located outside the U.S.

•	Enforcement actions may restrict sales of the Company’s hair removal products in Japan.

•	The closure of manufacturing facilities in Santa Clara and their transition to Salt Lake City and Israel might impact the Company’s ability to supply products in a timely manner, which could result in the Company losing sales and customers.

•	The Company faces challenges as it integrates new and diverse operations.

•	Any acquisitions the Company makes could harm or disrupt its business without bringing the anticipated synergies.

•	The Company depends on skilled personnel to operate its business effectively in a rapidly changing market, and if the Company is unable to retain existing personnel or avoid their departure, its ability to develop and sell its products could be harmed.

•	The Company may experience a decline in selling prices of its products as competition increases, which could adversely affect its operating results.

•	The Company may not be able to protect its proprietary technology, which could adversely affect its competitive advantage.

•	The Company is subject to litigation regarding intellectual property rights, and any of the respective outcomes could seriously harm its business.

•	The long sales cycles for the Company’s products may cause it to incur significant expenses without offsetting revenues.

•	If the Company fails to accurately forecast component and material requirements for its products, it could incur additional costs and significant delays in shipments, which could result in loss of customers.

•	The Company’s dependence on sole source suppliers for certain components exposes it to possible supply interruptions that could delay or prevent the manufacture of its systems.

•	Some of the Company’s medical customers’ willingness to purchase its products depends on their ability to obtain reimbursement for medical procedures using its products and its revenues could suffer from changes in third-party coverage and reimbursement policies.

•	Some of the Company’s laser and intense pulsed light (IPL) systems are complex in design and may contain defects that are not detected until deployed by its customers and could lead to product liability claims.

•	The Company may be required at any time in the future to implement a product recall.

•	The Company does not knowingly use laboratory or manufacturing materials that could be considered hazardous; any accidental or unintentional use of hazardous materials could result in liability for any damages arising from such use or from accidental environmental contamination or injury.

•	Conditions in Israel (including terrorism) could affect the Company’s operations, and a catastrophic loss of the Company’s facilities in Israel, or near major earthquake faults in California, would seriously harm its operations and its ability to produce and sell its products.

•	The Company faces risks associated with decreased revenues.

•	The Company could be de-listed from NASDAQ and become subject to “Penny Stock”Rules in the event that it cannot promptly obtain independent accountant review of the interim financial statements included in this Report (see “Explanatory Note” at the front of this Report) or the Company’s share price closes below $1.00 for an extended period of time.

•	Conditions in Israel affect the Company’s operations and may limit its ability to produce and sell its products.

•	The Company’s operations could be disrupted as a result of the obligation of key personnel who hold Israeli citizenship to perform military service.

•	The Company receives tax benefits from the Israeli government that may be reduced or eliminated in the future.

•	It may be difficult to serve process on the Company’s officers and directors in Israel, or to enforce in Israel a U.S. judgment against the Company, its officers and directors based on U.S. securities laws claims

•	The new Israeli Companies Law may cause uncertainties regarding corporate governance.

•	In the event of proceedings against former employees, the Company may not be able to fully enforce covenants not to compete and therefore may be unable to prevent competitors from benefiting from the expertise of some of its former employees.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has no fixed rate debt. The Company has floating rate debt of approximately $208,670,000, which exposes the Company to potential losses related to changes in interest rates.

The Company has foreign subsidiaries, which sell and manufacture its products in various markets. As a result, the Company’s earnings and cash flows are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit this exposure by selling and linking its products mostly to the United States dollar or by hedging, from time to time, revenues dominated in currencies other than US dollars.

The Company also enters, from time to time, into foreign currency hedging transactions mainly to protect the Dollar value of its non-Dollar denominated trade receivables and to protect revenues and expenses, mainly in Yen and EURO. The gains and losses on these transactions are included in the statement of operations or as part of the other comprehensive loss, as appropriate, in the period in which the changes in the exchange rate occur. There can be no assurance that such activities or others will eliminate the negative financial impact of currency fluctuations. Indeed, such activities may have an adverse impact on earnings.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, subject, however, to the results of the Audit Committee’s independent investigation (see Note 7 to Unaudited Financial Statements) that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to Unaudited Financial Statements — “Commitments and Contingent Liabilities” in Item 2 of Part 1 of this Report which is incorporated herein by reference into this Item 1 of Part II of this Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special General Meeting of the Company’s shareholders on October 1, 2003 (the “Special Meeting”). The following sets forth the matter which was presented to the Company’s shareholders and voted upon at the meeting and the number of votes cast for, or withheld:

1.	To elect the following nominees to serve as Outside Directors of the Company until the 2006 Annual General Meeting: Dr. Shlomo Segev and Mr. Alexander Yuhjtman.

	For	Withhold Authority

Dr. Shlomo Segev	29,801,303	163,290

Mr. Alexander Yuhjtman	29,801,453	163,140

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Loan Agreement between Lumenis Inc. and Bank Hapoalim B.M., dated November 13, 2003.

10.2	Option Agreement, dated as of November 19, 2003, between Lumenis Ltd. and Bank Hapoalim B.M.

10.3	Letter Agreement, dated November 19, 2003, between Lumenis Ltd. and Bank Hapoalim B.M., regarding cash fee.

10.4	Letter Agreement, dated November 19, 2003, between Lumenis Holdings Inc. and Bank Hapoalim, regarding cash fee.

10.5	Letter Agreement, dated November 19, 2003, among Lumenis Ltd., Lumenis Holdings Inc. and Lumenis Inc. and Bank Hapoalim B.M., regarding covenants.

10.6	Letter Agreement, dated November 19, 2003, among Lumenis Ltd., Lumenis Holdings Inc. and Lumenis Inc. (and certain subsidiaries of Lumenis Ltd.) and Bank Hapoalim B.M., regarding material adverse change, cross collateralization of loans and monthly financial reports.

10.7	Letter Agreement, dated November 19, 2003, between Lumenis Holdings Inc. and Bank Hapoalim B.M., regarding extension of payments.

10.8	Letter Agreement, dated November 19, 2003, between Lumenis Ltd. and Bank Hapoalim B.M., regarding interest rates and commitment for new loans.

10.9	Letter Agreement, dated November 19, 2003, among Lumenis Ltd., Lumenis Holdings Inc. and Bank Hapoalim B.M., regarding extension and renewal of Short Term Credit Line.

10.10	Letter Agreement, dated November 19, 2003, regarding Short Term Credit Line - waiver of Financial Ratios.

10.11	Agreement between Lars Thomas Rydstrom, Reuben Leonard Berg, Sharplan Lasers (UK) Limited, Aculight (UK) Limited, Vanishing Point Limited, Lumenis (UK) Limited, and Lumenis Ltd. dated November 3, 2003.

31.1	Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarterly period ended September 30, 2003, (i) on July 11, 2003 the Company furnished a Current Report on Form 8-K disclosing (pursuant to Item 12, under Item 9) the Company’s preliminary sales results for the second quarter ended June 30, 2003; and (ii) on July 30, 2003 the Company furnished a Current Report on Form 8-K disclosing (under Item 12) the Company’s financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2003	Lumenis Ltd. BY: /S/ Kevin Morano —————————————— Kevin Morano (Chief Financial Officer, and Duly Authorized Officer)

Exhibit 10.1

LOAN AGREEMENT

          THIS LOAN AGREEMENT, dated as of November 13, 2003, between LUMENIS INC., a Massachusetts corporation (the “Borrower”), and BANK HAPOALIM B.M., an Israeli banking corporation acting through its New York Branches (the “Bank”).

          In consideration of the mutual agreements herein contained, the parties hereto agree as follows:

1.       DEFINITIONS.

1.1.	Certain General Definitions. For all purposes of this Agreement and the other Loan Documents, unless the context otherwise requires:

          “Account” or “Accounts Receivable”: means, in addition to the definition of “account” as set forth in Section 9-102 of the Uniform Commercial Code as in effect from time to time in the State of New York, the right of the Borrower to receive payment for goods sold or leased or for services rendered which are not evidenced by an instrument or chattel paper, whether or not such right has been earned by performance.

          “Account Debtor” means, in addition to the definition of “account debtor” as set forth in Section 9-102 of the Uniform Commercial Code as in effect from time to time in the State of New York, the Person or persons obligated to the Borrower on an Account, or who is represented by the Borrower to be so obligated.

          “Advance” shall have the meaning provided therefor in Section 2.1 hereof.

          “Affiliate”:  as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person.  For purposes of this definition, “control” of a Person means any director of such Person or the power, directly or indirectly, to direct or cause the direction of the management and policies of such Person, whether through ownership of voting securities, by contract or otherwise; provided that, for purposes of determining compliance with the provisions of this Agreement and the other Loan Documents, the Bank shall not be deemed to be an “Affiliate” of the Borrower, Holdings or the Parent.

          “Agreement” means this Loan Agreement, including all Exhibits and Schedules hereto, as the same may be amended or otherwise modified from time to time, and the terms “herein,” “hereof,” “hereunder” and like terms shall be taken as referring to this Agreement in its entirety and shall not be limited to any particular section or provision thereof.

          “Asset Purchase Agreement” means that certain Asset Purchase Agreement dated as of February 25, 2001 and amended as of April 30, 2001, between the Parent, Holdings and Coherent Inc.

          “Bank of America Lockbox Account” means the deposit account of the Borrower established with Bank of America as more particularly described in the Bank of America Lockbox Deposit Account Control Agreement, as may be amended from time to time.

          “Bank of America Lockbox Deposit Account Control Agreement” means the Deposit Account Control Agreement to be entered into among the Borrower, the Bank and Bank of America, in form and substance satisfactory to the Bank, pursuant to which the Bank shall obtain control over the Bank of America Lockbox Account as Collateral security, which accounts will be pledged to the Bank pursuant to the Borrower Security Agreement.

          “Bank of America Other Deposit Accounts” means all deposit accounts of the Borrower established with Bank of America, other than the Bank of America Lockbox Account, as more particularly described on Schedule 1.1 hereto.

          “Bank of America Other Deposit Accounts Control Agreement” means the Deposit Account Control Agreement to be entered into among the Borrower, the Bank and Bank of America, in form and substance satisfactory to the Bank, pursuant to which the Bank shall obtain control over the Bank of America Other Deposit Accounts as Collateral security, which accounts will be pledged to the Bank pursuant to the Borrower Security Agreement.

          “Billed Accounts” means Accounts of the Borrower for which a bill has been rendered to the Account Debtor and which are unpaid for no more than one hundred twenty (120) days from the date of the original bill.

          “Borrower Security Agreement” means the Borrower Security Agreement to be executed and delivered by the Borrower, substantially in the form of Exhibit B, as the same may be amended, supplemented or otherwise modified from time to time.

          “Borrowing Base Report Certificate” means a monthly certificate in substantially the form of Exhibit D hereto, duly completed and certified by a duly authorized officer of the Borrower.

          “Business Day” means a day on which the Bank’s New York Branches shall be open for ordinary business.  In the Bank’s discretion, the New York Branches may be closed on any Saturday, Sunday, legal holiday or other day on which it is lawfully permitted to close.

          “Capitalized Lease”: means all leases that have been or should be capitalized on the books of the lessee in accordance with generally accepted accounting principles in effect in the United States consistently applied.

          “Closing Date” means the date on which the conditions precedent set forth in Section 8.1 shall be satisfied.

          “Collateral” means all personal property of the Borrower as more particularly described  in the Borrower Security Agreement.

          “Commitment” means Nine Million Dollars ($9,000,000).

          “Control” means the power to direct or cause the direction of the management and policies of a Person, either alone or in conjunction with others and whether through the ownership of voting securities, by contract or otherwise.

          “Delinquent Account” means any Billed Account of the Borrower that remains unpaid for more than one hundred and fifty (150) days from the date of the original bill.

          “Disbursement Date” means a Business Day upon which the disbursement of any Advance will be made.

          “Default” means any condition, event or act which, with notice or lapse of time, or both, would constitute an Event of Default.

          “Default Interest” shall have the meaning provided therefor in Section 5.2 (a) hereof.

          “Disbursement Request” shall have the meaning provided therefor in Section 2.1 hereof.

          “Dollars” and “$” means dollars in lawful currency of the United States.

          “Eligible Accounts” means such Billed Accounts for goods delivered or services rendered owing to the Borrower as the Bank, in its sole and absolute discretion, shall from time to time elect to consider to be “Eligible Accounts” for purposes of this Agreement.  Without limiting the discretion of the Bank to consider any such Billed Account not to be an Eligible Account, the Bank may consider the following classes of Billed Accounts not to be Eligible Accounts:

          (a)          Billed Accounts that do not arise out of sales of Inventory (as defined in Section 9-102 of the Uniform Commercial Code as in effect from time to time in the State of New York) of the Borrower or the rendering of services in the ordinary course of the Borrower’s business;

          (b)          Billed Accounts on terms other than those normal or customary in the Borrower’s business for each class of customer;

          (c)          Billed Accounts owing from any Person that is an employee or Affiliate or Subsidiary of the Borrower or Parent;

          (d)          Billed Accounts for which a surety bond was required or given on behalf of the Borrower in connection with any contract or purchase orders under which such Billed Account arose;

          (e)          Billed Accounts owing from any Person that to the knowledge of the Borrower has asserted any claim, offset, defense, demand or liability, whether by action, suit, counterclaim or other judicial or arbitral proceeding or otherwise, or has otherwise disputed its liability or refused to pay all or any part of such obligation or Account;

          (f)          Billed Accounts owing from any Person that has filed against it a petition or other pleading under any bankruptcy, reorganization, arrangement, insolvency, liquidation or similar law for the relief of debtors;

          (g)          Billed Accounts (i) owing from any Person that is also a supplier to or creditor of the Borrower unless such Person has waived any right of set-off in a manner acceptable to the Bank, or (ii) representing any manufacturer’s or supplier’s credits, discounts, incentive plans or similar arrangements entitling the Borrower to discounts on future purchase therefrom, unless the Bank has accepted in its sole discretion in writing such Person or Billed Account as an Eligible Account;

          (h)          Billed Accounts arising out of sales on a bill-and-hold, sale-or-return, sale on approval or consignment basis or similar arrangements, or subject to any right of return, deduction or charge-back;

          (i)          Billed Accounts in respect of which the Bank does not have, or ceases to have, a valid and perfected Lien under applicable law in favor of the Bank securing the Secured Obligations (as defined in the Borrower Security Agreement), or Billed Accounts in respect of which a Person, other than the Bank, has a perfected Lien;

          (j)          Billed Accounts due in a currency other than U.S. dollars or from Account Debtors located outside the United States or Canada, unless in each case, the Billed Account is (A) fully backed by an irrevocable letter of credit, the issuer and terms of which the Bank, in its sole discretion, has first expressly approved in writing, or (B) on terms acceptable to the Bank in its sole discretion;

          (k)          Any amount of a Billed Account which is held back or retained by an Account Debtor (to the extent of such amount held back or retained) pursuant to the original purchase agreement with the Borrower until such time as the Borrower has satisfactorily completed and complied with the terms and conditions of the related underlying sales/purchase order or contract;

          (l)          Billed Accounts owing from an Account Debtor that is an agency, department or instrumentality of the United States or any State thereof, including, without limitation, any “Medicare”, “Medicaid” and similar government funded health care receivables;

          (m)          Billed Accounts owing from Account Debtors who do not meet credit standards acceptable to the Bank;

          (n)          Billed Accounts, the full and timely collection of which the Bank, in its sole and absolute judgment, believes to be doubtful;

          (o)          In the event that the aggregate unpaid Billed Accounts due from an Account Debtor from time to time exceed fifteen percent (15%) of all then unpaid Billed Accounts of the Borrower, then the unpaid Billed Accounts due from said Account Debtor in excess of such fifteen percent (15%) may be considered by the Bank not to be Eligible Accounts;

          (p)          Because of the nature of the Borrower’s ownership of assets or conduct of business, the Borrower is required by applicable law to be authorized to do business in the jurisdiction where the Account Debtor is located and the Borrower is not so authorized;

          (q)          Billed Accounts from an Account Debtor located in New Jersey, Minnesota or other jurisdiction that requires a “Notice of Business Activities Report” or similar report to be filed by the Borrower, and the Borrower has not filed for the then current year the required report or is not otherwise authorized to transact business in said jurisdiction (but only to the extent of such Billed Accounts owing from an Account Debtor located in any such state or other jurisdiction for which the Borrower has not so filed is not so authorized to do business);

          (r)          Any of the representations set forth in Section 7.15 of this Agreement are untrue with respect to such Billed Account;

          (s)          Fifty percent (50%) of all Billed Accounts due from an Account Debtor if such Account Debtor has one or more Delinquent Accounts;

          (t)          Any invoice or bill that has not been rendered to the Account Debtor or does not otherwise constitute a Billed Account; and

          (u)          Billed Accounts that are otherwise unacceptable to the Bank.

          “ERISA” means the Employee Retirement Income Security Act of 1974, as amended from time to time, including the rules and regulations promulgated thereunder.

          “ESC Inc. Security Agreement” means the ESC Inc. Security Agreement dated as of April 30, 2001, as amended from time to time, from the Borrower in favor of the Bank.

          “Event of Default” shall have the meaning provided therefor in Section 11.1 hereof.

          “Governmental Person” means any United States, Israeli, or other national, state or local government, political subdivision, or governmental, quasi-governmental, judicial, public or statutory instrumentality, agency, authority, body or entity including the Federal Deposit Insurance Corporation, any central bank or any comparable authority.

          “Governmental Rule” means any law, rule, regulation, ordinance, order, code, interpretation, judgment, decree, directive, guideline, policy or similar form of decision of any Governmental Person.

          “Gross Accounts” means all Accounts of the Borrower (A) complying with the representations and warranties set forth in clauses Section 7.15 of this Agreement, or (B) other than Accounts owing from any employee or Affiliate of the Borrower or Parent.

          “Holdings” means Lumenis Holdings Inc., a Delaware corporation.

          “Holdings Loan Agreement” means the Loan Agreement dated as of April 30, 2001, as amended, between Holdings and the Bank.

          “Indebtedness” of any Person at any date, (i) all indebtedness or liability of such Person for borrowed money, (ii) all obligations of such Person for the deferred purchase price of property or services (other than current trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices), (iii) all obligations of such Person evidenced by a note, bond, debenture or similar instrument, (iv) all obligations of such Person under Capitalized Leases, (v) all obligations of such Person under letters of credit, (vi) all obligations of such Person in respect of acceptances issued or created for the account of such Person, (vii) all obligations and liabilities secured by any Lien on any property owned by such Person, whether or not such Person has assumed or otherwise become liable for the payment thereof, (viii) all current liabilities of such Person in respect of unfounded vested benefits under Plans covered by ERISA, and (ix) all guaranties, endorsements (other than for collection or deposit in the ordinary course of business), and other contingent obligations to purchase, to provide funds for payment, to supply funds to invest in any Person or entity, or otherwise to assure a creditor against loss.

          “Intercompany Debt” means all outstanding Indebtedness of the Borrower to the Parent and/or to any Subsidiary of the Parent (including, without limitation, Holdings), whether incurred pursuant to, or in connection with, the Asset Purchase Agreement or otherwise.

          “Lender” shall have the meaning provided therefor in Section 2.6(b) hereof.

          “Lien” means any floating or fixed charge, lien, mortgage, pledge, security interest or other encumbrance of any nature whatsoever upon, of or in property or other assets of a Person, whether absolute or conditional, voluntary or involuntary, whether created pursuant to agreement, arising by force of statute, by judicial proceedings or otherwise.

          “Loan” shall have the meaning provided therefor in Section 2.1 hereof.

          “Loan Documents” means this Agreement, the Note, the Borrower Security Agreement, the Bank of America Lockbox Deposit Account Control Agreement, Bank of America Other Deposit Accounts Control Agreement, Signature Bank Lockbox Account Control Agreement (and any other security agreement, assignment, collateral mortgage, or similar document, instrument or agreement creating and/or perfecting the Lien of the Bank under Canadian law in the Collateral as security for the Borrower’s obligations under the Loan Documents), the 2003 Parent Guarantee, the 2003 Request to Issue the Letter of Undertaking, and the 2003 Letter of Undertaking.

          “Lockbox Account” means any one or both of the Bank of America Lockbox Deposit Account and/or the Signature Bank Lockbox Account Deposit Account, as the context may require.

          “Margin” means 0.5% per annum.

          “Maturity Date” means January 31, 2005.

          “New York Branches” means the New York branches of the Bank.

          “Note” means the Borrower’s promissory note, substantially in the form of Exhibit A hereto, with appropriate insertions.

          “Parent” means Lumenis Ltd., an Israeli corporation.

          “PBGC” means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

          “Permitted Encumbrances” means (i) Liens for current taxes not yet due or taxes being contested in good faith, (ii) Liens created by operation of law, or incurred in the ordinary course of business and securing payments not delinquent and such Liens are unfiled and no other action has been taken to enforce the same, (iii) leases or the rights, if any, of third-party suppliers or other vendors having possession of equipment, (iv)  imperfections of title, easements and zoning restrictions, if any, (v) judgments Liens, in respect of judgments that do not constitute an Event of Default hereunder, (vi) Liens in favor of the Bank, (vii) Liens existing on the date of this Agreement and described on Schedule I hereto securing Indebtedness outstanding on the date of this Agreement, (viii) Liens not securing Indebtedness which are incurred in the ordinary course of business in connection with workmen’s compensation, unemployment insurance, social security and other like laws, and (ix) purchase money Liens upon the equipment or other personal property of the Borrower acquired or held by the Borrower in the ordinary course of its business to secure the purchase price of such equipment or property, provided that, (A) such Lien attaches solely to the equipment or property so acquired, (B) the principal amount of the Indebtedness secured thereby does not exceed 100% of the fair market value of such property at the time of incurrence of such Indebtedness, (C) no extension, renewal or replacement shall extend to or cover any property not theretofore subject to the Lien being extended, renewed or replaced, and (D) such Lien is non-recourse to the Borrower, the Parent and any Subsidiary of the Parent.

          “Person” means any individual, partnership, limited liability company, joint venture, corporation (including, without limitation, the Parent, the Borrower or any Subsidiary), trust, estate, unincorporated organization or association or Governmental Person.  If any Person is a corporation, unless otherwise provided, the use of the term “Person” to refer to that corporation means that corporation as a single entity and not as consolidated with its Subsidiaries.

          “Plan” means an employee benefit plan or other plan, including both single-employer and multi-employer plans, maintained for employees of the Borrower or any Subsidiary thereof or any controlled group of trades or businesses under common control, as defined respectively in Sections 1563 and 414(c) of the Internal Revenue Code of 1986, as amended, of which the Borrower or any Subsidiary thereof is or becomes a part, and covered by Title IV of ERISA.

          “Revolving Credit Period” means the period from and including the Closing Date to but not including the Maturity Date, or such earlier date on which the Commitment shall terminate  as provided herein.

          “Reportable Event” shall have the meaning set forth in Section 4043(b) of Title IV of ERISA.

          “Signature Bank Lockbox Account” means the deposit account of the Borrower to be established with Signature Bank as more particularly described in the Signature Bank Lockbox Deposit Account Control Agreement, as the same may be amended from time to time.

          “Signature Bank Lockbox Account Control Agreement” means the Deposit Account Control Agreement to be entered into among the Borrower, the Bank and Signature Bank, in form and substance satisfactory to the Bank, pursuant to which the Bank shall obtain control over the Signature Bank Lockbox Account as Collateral security.

          “Subsidiary” means, when used with reference to any corporation, any corporation of which at least a majority of the outstanding stock, having by the terms thereof ordinary voting power to elect a majority of the Board of Directors of such corporation, is at the time directly or indirectly owned by such first-mentioned corporation.

          “Taxes” shall have the same meaning provided therefor in Section 2.6 hereof.

          “Transfer” shall have the meaning provided therefor in Section 12.11(a).

          “Transferee” shall have the meaning provided therefor in Section 12.11(c).

          “Transferred Item” shall have the meaning provided therefor in Section 12.11(a).

          “Treasury Obligation” means a note, bill or bond issued by the United States Treasury Department as a full faith and credit general obligation of the United States.

          “2003 Letter of Undertaking” means the Letter of Undertaking from the Haifa Branch (or any other branch) of Bank Hapoalim B.M. in favor of the New York Branch of Bank Hapoalim B.M., in the principal amount not exceeding $9,000,000, in form and substance satisfactory to the New York Branch of Bank Hapoalim B.M., as may be amended from time to time.

          “2003 Parent Guarantee” means the Deed of Continuing Guarantee Unlimited in Amount from the Parent in favor of the Bank, pursuant to which the Parent unconditionally guarantees the full and complete payment and performance of all obligations and liabilities of the Borrower to the Bank under this Agreement and the other Loan Documents to which it is a party, all in form and substance satisfactory to the Bank, as may be amended from time to time.

          “2003 Request to Issue a Letter of Undertaking” means the request and undertaking of the Parent to the Haifa Branch of Bank Hapoalim B.M. to issue the 2003 Letter of Undertaking, in form and substance satisfactory to the Haifa Branch of Bank Hapoalim B.M., as may be amended from time to time.

          “Uniform Commercial Code” means, unless otherwise indicated in this Agreement or any other Loan Document, the Uniform Commercial Code in effect from time to time in the State of New York.

          “United States” when used in a geographical sense, means all of the States of the United States of America and the District of Columbia and, so long as they continue as possessions or territories of the United States, Puerto Rico and the Virgin Islands.

1.2.

Use of Accounting Terms.  Unless otherwise expressly stated herein, accounting terms used herein shall be construed, calculations hereunder shall be made and financial data required hereunder shall be prepared, both as to classification of items and as to amounts, in accordance with generally accepted accounting principles in effect in the United States as of the date thereof consistently applied, which principles shall be consistent with those used in the preparation of the most recent reviewed financial statements of such Person delivered to the Bank.  All statements relating to earnings and expenses shall set forth separately or otherwise identify all extraordinary and nonrecurring items.

2.       THE LOAN

          2.1.     Loan.

          The Bank agrees, so long as no Default or Event of Default exists, and subject to and upon the other terms and conditions herein set forth, to make revolving credit loans (collectively called the “Loan” and individually an “Advance”) to the Borrower from time to time on any Business Day during the Revolving Credit Period in such aggregate amounts  not to exceed the Commitment, provided that, from and including the Closing Date to and including December 31, 2003, the maximum aggregate amount of Advances that may be outstanding shall be $5,000,000, and from and including January 1, 2004 to and including March 31, 2004, and subject to Section 9.3(b) hereof, the maximum aggregate amount of Advances that may be outstanding shall be $8,000,000, and on and after April 1, 2004 until the Maturity Date, the maximum aggregate amount of Advances that may be outstanding shall be $9,000,000.  Within the foregoing limits and subject to the terms and conditions of this Agreement, the Borrower may borrow under this Section 2.1, repay Advances and reborrow at any time during the Revolving Credit Period.  The Borrower shall give the Bank (i) a written request for disbursement in the form of Exhibit C attached hereto (the “Disbursement Request”), completed and certified by the chief financial officer of the Borrower as of the date of such Disbursement Request, not later than by 11:00 a.m., New York, New York time, two (2) Business Days prior to the Disbursement Date, and (ii) a Borrowing Base Report Certificate completed and certified by the chief financial officer of the Borrower as of the last day of the month most recently ended prior to such Disbursement Request.  Subject to the terms and conditions of this Agreement, the Bank will make the amount of the Loan available to the Borrower by transferring such amount to the Borrower’s account maintained with the Bank.

          2.2.     Repayment of the Loan.

          The commitment of the Bank to make Advances hereunder shall terminate, and the Borrower hereby unconditionally promises to pay to the Bank the then unpaid principal amount of each Advance (together with all accrued interest and fees thereon), on the Maturity Date.

          2.3.     Borrowing Base Report Certificate.

(i)

In order to assist the Bank in its determination of Eligible Accounts and the Borrower’s compliance with other provisions of this Agreement, the Borrower agrees to deliver to the Bank from time to time as hereinafter provided a Borrowing Base Report Certificate.  Presentation of a Borrowing Base Report Certificate shall constitute the Borrower’s representation to the Bank that, as of the date thereof, the Borrower’s Gross Accounts Eligible Accounts (other than components of such definition that are determined by the Bank in its discretion) included in the Borrowing Base Report Certificate qualify as such in accordance with the terms of this Agreement, and that all other information contained therein is accurate and complete.

(ii)

A Borrowing Base Report Certificate dated as of the last day of each month (the “Certificate Date”) shall be presented by the Borrower to the Bank on or before the fifteenth (15th) day of the month next following the Certificate Date, or if such day is not a Business Day, the next following Business Day (the “Delivery Date”).  A Borrowing Base Report Certificate shall be effective from and including the date the Bank receives it on or before the Delivery Date, until the Bank receives the next Borrowing Base Report Certificate on or before the next following Delivery Date.

          2.4.     Increased Costs.  If, after the date of this Agreement, the adoption of any applicable Governmental Rule, any change in any applicable Governmental Rule, any change in the interpretation or administration of any applicable Governmental Rule by any Governmental Person charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive (whether or not having the force of law) of any such Governmental Person of general applicability shall subject the Bank to any tax, duty or other charge with respect to all or any portion of the Loan or shall change the basis of taxation of payments to the Bank of any amounts due under this Agreement, or the Note (except for changes which affect franchise taxes or taxes measured by or imposed on the overall net income of the Bank or any of its offices imposed by the tax laws of any jurisdiction in the world); or shall impose, modify or deem applicable any reserve (including, without limitation, any imposed by the Board of Governors of the Federal Reserve System), special deposit, capital adequacy requirement, capital equivalency, ratio of assets to liabilities or any other capital substitute or similar requirement against assets of, deposits with or for the account of, credit extended by, letters of credit issued and maintained by, or collateral subject to a lien in favor of the Bank, or shall impose on the Bank any other condition affecting all or any portion of the Loan; and the result of any of the foregoing is to increase the cost to or to impose a cost on the Bank of making or maintaining all or any portion of the Loan, or to reduce the amount of any sum received or receivable by the Bank under this Agreement or the Note, or (in the case of a capital adequacy or similar requirement) to reduce the rate of return on the Bank’s capital as a consequence of maintaining all or any portion of the Loan to a level below that which could have been achieved but for the imposition of such requirement (taking into consideration the Bank’s capital adequacy policies), then, the Bank shall give written notice to the Borrower of any such increased costs, and upon demand by the Bank, the Borrower shall pay the Bank for its own account such additional amount or amounts as will compensate the Bank for such increased cost or reduction actually incurred.

          2.5     Net Payments.

                    (a)     Subject to the provisions of Section 2.6(b), all payments to the Bank under this Agreement or the Note shall be made without setoff or counterclaim and shall be increased (grossed up) by such amounts as may be necessary in order that all such payments (after deduction or withholding for or on account of any present or future taxes, levies, imposts, duties, or other charges of whatsoever nature imposed by any government, any political subdivision or any taxing authority, other than any franchise tax or other tax owed and measured by the overall net income of the Bank or any of its offices pursuant to the tax laws of any jurisdiction in the world (collectively, the “Taxes”)) shall not be less than the amounts otherwise specified to be paid under this Agreement or the Note.

                    (b)     The Bank or any transferee which becomes a party hereto pursuant to Section 12.11 (the Bank and such transferee each, a “Lender”) shall endeavor and exercise reasonable efforts to:

                              (1)     no later than the Closing Date (or, in the case of a Lender which becomes a party hereto pursuant to Section 12.11 hereof after the Closing Date, the date upon which such Lender becomes a party hereto) deliver to the Borrower two accurate, complete and signed originals of U.S. Internal Revenue Service Form W-8BEN or Form W-8 ECI or successor form, as applicable, in each case indicating that such Lender is, on the date of delivery thereof, entitled to receive payments of principal, interest and fees for the account of its lending office under this Agreement free from withholding of United States Federal income tax;

                              (2)     if at any time such Lender changes its lending office or offices or selects an additional lending office, at the same time or reasonably promptly thereafter, deliver to the Borrower in replacement for, or in addition to, the forms previously delivered by it hereunder, two accurate, complete and signed originals of such Form W-8BEN or Form W-8 ECI or successor form, as applicable, in each case indicating that such Lender is, on the date of delivery thereof, entitled to receive payments of principal, interest and fees for the account of such changed or additional lending office under this Agreement free from withholding of United States Federal income tax; and

                              (3)     promptly upon the Borrower’s reasonable request to that effect, deliver to the Borrower such other forms or similar documentation as may be required from time to time by any applicable law, treaty, rule or regulation in order to establish such Lender’s exemption from Tax for withholding Tax purposes.

                    (c)     The Borrower shall not be entitled to be advised of and/or take part and/or interfere in any way whatsoever in the manner chosen by the Bank to prepare its tax returns, determine its policies regarding Taxes and handle all its taxing affairs in general (including - inter alia, in any and all kind of negotiations with the Israeli tax authorities).  Furthermore, the Borrower shall have no claim whatsoever against the Bank in connection with any decision, act or omission chosen, taken or omitted by the Bank in connection with any of the foregoing all executed by the Bank in good faith.

                    (d)     The Borrower shall have no claim against the Bank in connection with any such Taxes paid, withheld or deducted, except as otherwise specifically stipulated in this Section.

          2.6.              Security for the Loan.  The Loan shall be secured by a perfected  Lien on the Collateral in favor of the Bank pursuant to the Borrower Security Agreement.

3.       USE OF PROCEEDS.

          The proceeds of the Loan shall be utilized by the Borrower for Borrower’s working capital and to pay fees and expenses related hereto, and for other general corporate purposes, including, without limitation, repayment of Intercompany Debt, provided that, no proceeds of any Advance shall be given or otherwise made available to the Parent or any of its Subsidiaries unless in connection with the repayment of outstanding Intercompany Debt owing by the Borrower.

4.       NOTE EVIDENCING BORROWINGS.

          The Loan shall be evidenced by the Note.  All advances made by the Bank to the Borrower and all repayments of principal by the Borrower shall be reflected by the Bank in its books and records, which books and records shall be rebuttal presumptive evidence of the entries made therein or thereon; provided, however, the failure of the Bank to record any entry, or any error in any book or record, shall not in any manner affect the obligations of the Borrower to repay (with applicable interest) the Advances made to the Borrower by the Bank in accordance with the terms of this Agreement. The Bank agrees to provide statements of such amounts to the Borrower upon Borrower’s written request; provided, however, that, in the event of any conflict between such statement and the Bank’s books and records, the latter shall be controlling absent manifest error.

5.       INTEREST

          5.1.     Interest.

                    (i)       The unpaid principal amount of each Advance shall bear interest at a rate per annum equal to the Prime Rate, plus the Margin.  The “Prime Rate” shall mean the Bank’s New York Branches’ stated Prime Rate as reflected in its books and records as such Prime Rate may change from time to time.  The Bank’s determination of its Prime Rate shall be conclusive and final.  The Prime Rate is a reference rate generally applicable to the Bank’s customers who borrow at the Bank’s Prime Rate, and is not necessarily the lowest rate charged by the Bank to borrowers.  Adjustments to the variable interest rate will be effective, without prior notice, as of the effective date of any change in the Prime Rate.

                    (ii)      Interest on each Advance shall accrue from and including the date of disbursement applicable thereto to but excluding the date of any repayment thereof, and shall be payable on the last Business Day of each month, at maturity (whether by acceleration or otherwise) and, after such maturity, on demand.

                    (iii)     All computations of interest hereunder shall be made on the actual number of days elapsed over a year of 360 days.

          5.2.     Default Rate.

                    (i)     The Borrower shall pay default interest (“Default Interest”) on sums not paid when due (whether at the stated maturity, by acceleration, or otherwise) under this Agreement or the Borrower Security Agreement (or, in the event sums are payable on demand, if not paid on the date of demand) from such due date (or the date of demand) and up to the date of actual payment (as well as after judgment) at a rate equal to five percent (5%) per annum above the aggregate of the Margin and the Prime Rate.

                    (ii)     Default Interest shall be due and payable on demand and calculated on the basis of the actual number of days elapsed divided by 360 days.

          5.3.     Generally.  Interest shall be payable on the unpaid principal balance of the Loan evidenced by the Note on the last Business Day of each month and at any time that any part of such principal is due or is paid, or any time that the Note is paid in full.  Such interest shall be calculated on a daily basis on the outstanding principal balance of the Loan at the Prime Rate plus the Margin or the Default Rate, as the case may be, divided by 360 on the actual days elapsed from the date hereof, or from the date the entire principal balance of the Note shall have become due and payable, or from the stated date of maturity, as appropriate, until paid.  Any payment by other than immediately available funds shall be subject to collection.  Interest shall continue to accrue until the funds by which payment of principal is made are available to the Bank for its use.  Interest shall never exceed the maximum lawful rate of interest applicable to the Note.

          5.4     Fees.  The Borrower agrees to pay the Bank a facility fee on the average daily amount of the Commitment (whether used or unused), from the Closing Date to and including the Maturity Date, at the rate of 0.20%, payable in advance, commencing on the Closing Date for the period from the Closing Date to and including December 31, 2003, and thereafter quarterly on the first day of each calendar quarter during the term of the Commitment.  The Borrower also agrees to pay the Bank, on the Closing Date, an administrative fee of $250,000.00.

6.       PAYMENTS, OFFSETS AND REDUCTION.

          6.1.     Place of Payment.  All payments hereunder (including payments with respect to the Note) shall be made without set-off, counterclaim or deduction and shall be made in immediately available funds by the Borrower to the Bank, prior to 3:00 p.m., New York time, at its offices at 1177 Avenue of the Americas, New York, New York, 10036 or at such other place as may be designated by the Bank to the Borrower in writing.  Any payment received after 3:00 p.m., New York time, shall be deemed received on the next Business Day.  If any payment of principal of or interest on the Note or any other amount under the Note or this Agreement falls due on a day that is not a Business Day, it shall be payable on the next succeeding Business Day (unless such day would be a day in the next calendar month, and in such case payment shall be due on the immediately preceding Business Day), and the resulting additional or decreased time (if any) shall be included in or deducted from the computation of interest.

          6.2.     Set-Off.  In addition to and not in limitation of all rights of set-off that the Bank may have under applicable law, any and all balances, credits, deposits, accounts or moneys of the Borrower then or thereafter maintained or held at any of the Bank’s or its Subsidiary’s or Affiliate’s offices worldwide and in any currency, shall be subject to being set off against any sum not paid on its due date by the Borrower to the Bank arising under this Agreement or the other Loan Documents, and in furtherance thereof, the Bank may at any time and from time to time after an Event of Default shall have occurred and be continuing at its option and without prior notice to the Borrower, except as may be required by law, appropriate and apply toward the payment of any of such obligations of the Borrower to the Bank, for sums not paid on its due date all or any part of the balances of each such balance, credit, deposit, account, or money maintained or held at the Bank or its Subsidiary’s or Affiliate’s offices worldwide and in any currency.  The Bank shall notify the Borrower forthwith upon the exercise of any right of set-off giving details in relation thereto.

7.       REPRESENTATIONS AND WARRANTIES.

          To induce the Bank to enter into this Agreement and to make the Loan hereunder, the Borrower represents, warrants and covenants to the Bank as of the date of this Agreement and each Disbursement Date that, except as otherwise disclosed in any reports or information publicly disclosed from time to time by the Parent, including all filings with the Securities and Exchange Commission and press releases by the Parent:

          7.1.     Corporate Existence.  Each of the Borrower, Parent and Parent’s Subsidiaries  is a duly organized and validly existing corporation in good standing under the laws of the jurisdiction of its formation and has the corporate power and authority to own its properties and other assets and to transact the business in which it is now engaged or proposes to engage.  Each of the Borrower, Parent and Parent’s Subsidiaries is duly qualified to do business and is in good standing in each jurisdiction in which the failure to qualify would have a material adverse effect on its business.

          7.2.     Control and Holdings. All of the capital stock of the Borrower is beneficially owned by Holdings and all capital stock of Holdings is beneficially owned by the Parent.

          7.3.     Authorization and Execution. The Borrower has the corporate power and authority to execute, deliver and carry out the terms and provisions of the Loan Documents executed by it.  The execution, delivery and performance by the Borrower of the Loan Documents to which it is a party and the borrowing hereunder have been duly authorized by all requisite corporate action.  This Agreement, the Note and the Borrower Security Agreement, when executed and delivered by the Borrower pursuant hereto, will be legal, valid and binding obligations of the Borrower, enforceable against the Borrower, in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors’ rights generally and by the application by a court of equitable principles (regardless of whether such enforceability is considered in a proceeding in equity or at law).

          7.4.     Compliance with Other Instruments.  After giving effect to the waivers, amendments and/or consents described in Sections 8.1(x) and 8.1(xi) hereof, each of the Borrower, Parent and Parent’s Subsidiaries is not in default in the performance, observance or fulfillment of any of the material obligations, covenants or conditions contained in any evidence of Indebtedness of the Borrower, Parent or such Subsidiary, or contained in any material instrument under or pursuant to which any such evidence of Indebtedness has been issued or made and delivered.  Neither the execution and delivery of the Loan Documents to which it is a party, nor the consummation of the transactions herein contemplated, including but not limited to the use of the proceeds of the Loan for the purposes set forth herein, will conflict with or result in a breach of any of the terms, conditions or provisions of the Certificate of Incorporation or By-laws or other organizational charter and instruments of the Borrower, Parent or such Subsidiary, or of any material agreement or instrument to which the Borrower, Parent or such Subsidiary is now a party or otherwise bound or to which the Borrower’s, Parent’s or such Subsidiary’s properties or other assets is subject, or of any law, statute, rule or regulation or any order or decree of any court or governmental instrumentality, or of any arbitration award, franchise or permit, or constitute a default thereunder, or if any action was required under such instrumentality, award, franchise or permit, it will not, to the Borrower’s knowledge, have a material adverse effect on the Borrower, Parent or any such Subsidiary, or result in the creation or imposition of any Lien upon any of the properties or other assets of the Borrower, Parent or such Subsidiary, except as contemplated in this Agreement or the other Loan Documents or as disclosed in the first sentence of this Section 7.4.

          7.5.     Consents.  Subject to satisfaction of the conditions to closing expressly set forth in Section 8.1 hereof, no consent or approval of, or exemption by, any Person, and no waiver of any right by any Person is required to authorize or permit, or is otherwise required in connection with, the execution, delivery and performance of the Loan Documents, or with respect to the required use by the Borrower of the proceeds of the Loan, except those which shall have been obtained on or prior to the date hereof.

          7.6.     Financial Statements.   The Borrower has heretofore furnished to the Bank copies of (i) the unqualified audited consolidated financial statements of the Parent and its consolidated Subsidiaries as of December 31, 2002 and for the year then ended and consolidating financial statements for the Borrower for such period, and (ii) Parent-prepared financial statements of the Parent and its consolidated Subsidiaries as of June 30, 2003 (collectively, the “Lumenis Financial Statements”).  The Lumenis Financial Statements present fairly the financial position of the Parent, its consolidated Subsidiaries and the Borrower on the date of the balance sheet included therein and the results of the operations of the Parent, its consolidated Subsidiaries and the Borrower for the period involved, and have been prepared in accordance with generally accepted accounting principles in effect in the United States as of the date thereof applied on a consistent basis throughout the periods involved (subject to, in the case of the interim Lumenis Financial Statements, normal year-end audit adjustments not material in amount).

          7.7.     No Material Changes.  There has been no material adverse change in the business, properties or other assets or in the condition, financial or otherwise, of the Borrower or the Parent, since the date of the most recent balance sheets included in the financial statements of the Parent as of June 30, 2003.

          7.8.     Litigation.  There are no actions, suits, investigations or proceedings pending or, to the knowledge of the Borrower threatened in writing against the Borrower, Parent or Parent’s Subsidiaries at law or in equity or before or by any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, or before any arbitrator of any kind, which involve the possibility of any material liability or of any material adverse effect on the business, operations, prospects, properties or other assets or in the condition, financial or otherwise, of (i) the Borrower and its Subsidiaries taken as a whole, or (ii) the Parent and its Subsidiaries taken as a whole.

          7.9.     Compliance with Law.  The Borrower, Parent and Parent’s Subsidiaries are in compliance, in all material respects, with all applicable requirements of law and all applicable rules and regulations of each Federal, state, municipal or other governmental department, agency or authority, domestic or foreign, the noncompliance with which would have a material adverse effect on the business, affairs, or financial condition of the Borrower, Parent and/or Parent’s Subsidiaries, as the case may be.

          7.10.    Investment Company.  Neither the Borrower nor its Subsidiaries is an “investment company” or a company “controlled” by an “investment company” within the meaning of the Investment Company Act of 1940, or the regulations under such act.

          7.11.    Regulation U.  None of the proceeds of the Loan will be used, directly or indirectly, to acquire or maintain “margin stock” within the meaning of, or for any purpose that will violate, or cause the Bank to be in violation of, or that will require the Bank to file or obtain any forms or notices or applications of any kind so as not to be in violation of, Regulation U (12 CFR, Part 221) of the Board of Governors of the Federal Reserve System.  Neither the Borrower nor any agent acting on its behalf has taken or will take any action which might cause this Agreement or the Note or the making of the Loan to violate Regulation U or any other regulation of the Board of Governors of the Federal Reserve System.

          7.12.    ERISA.  Each single-employer Plan has been maintained and funded, in all material respects, in accordance with its terms and with all provisions of ERISA applicable thereto, and the Borrower and its Subsidiaries have each taken all actions required to be taken by them to cause each multi-employer Plan to be maintained and funded, in all material respects, in accordance with its terms and with all provisions of ERISA applicable thereto; no Reportable Event has occurred and is continuing with respect to any single-employer Plan or, to the Borrower’s knowledge, any multi-employer Plan; and  no liability to PBGC has been incurred by the Borrower or any Subsidiary thereof with respect to any single-employer Plan or, to the Borrower’s knowledge, any multi-employer Plan, other than for premiums due and payable.

          7.13.    Indebtedness; Liens.  The Borrower (i) does not have any aggregate outstanding Indebtedness to all creditors (excluding Intercompany Debt) greater than one hundred thousand dollars ($100,000.00) other than Indebtedness owing to the Bank and Indebtedness specified on Schedule 7.13 attached hereto, and (ii) has not granted a Lien in favor of any Person in the Collateral other than the Liens granted to the Bank pursuant to the Borrower Security Agreement, the ESC Inc. Security Agreement and Permitted Encumbrances.

          7.14     Intercompany Debt.  The Intercompany Debt is the legal valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors’ rights generally and by the application by a court of equitable principles (regardless of whether such enforceability is considered in a proceeding in equity or at law).  On the date hereof, the outstanding principal balance of all Intercompany Debt is not less than $50,000,000.00.

          7.15     Warranties as to Accounts.  The Borrower represents and warrants that as to all Accounts of the Borrower reported to the Bank (i) each such Account is a valid subsisting Account as defined herein, (ii) each such Account represents a bona fide performed transaction, (iii) the amount shown on the Borrower’s books and on the invoice or statement delivered to an Account Debtor is owing to the Borrower, (iv) no partial payment has been made on or in connection with an Account unless it has been reflected on the Borrower’s books and on the invoice or statement delivered to an Account Debtor.

8.       CONDITIONS PRECEDENT TO THE LOAN.

8.1.

Conditions to Initial Advance.  The obligation of the Bank to make the initial Advance to the Borrower hereunder is subject to the satisfaction, immediately prior to or concurrently with the making of the initial Advance on the Disbursement Date, of the following conditions precedent (all of which shall be in form and substance satisfactory to the Bank and its counsel):

(i)

Loan Documents.  The Bank shall have received this Agreement, the Note and the Borrower Security Agreement, executed and delivered by a duly authorized officer of the Borrower, the Bank of America Lockbox Deposit Account Control Agreement and the Bank of America Other Deposit Accounts Control Agreement, executed and delivered by a duly authorized officer of the Borrower, Bank of America and the Bank, the 2003 Parent Guarantee, executed by a duly authorized officer of the Parent, the 2003 Letter of Undertaking, duly authorized, executed and delivered by the Haifa Branch (or other branch) of Bank Hapoalim B.M., and such agreements, instruments, documents and filings as the Bank, upon advice of its special Canadian counsel, may deem to be necessary or desirable in order to perfect and/or enforce the Lien of the Bank in the Accounts of the Borrower owing from Account Debtors located, licensed or otherwise doing business in Canada.

(ii)

Closing Certificate of Borrower.  The Bank shall have received (A) a copy of the Borrower’s Certificate of Incorporation, as amended, certified by the appropriate office of the jurisdiction of incorporation; (B) a certificate of such office, dated as of a recent date, as to the good standing and charter documents of the Borrower on file; (C) a certificate of an officer of the Borrower, dated the initial Disbursement Date certifying (aa) that the Certificate of Incorporation of the Borrower has not been amended since the date of the last amendment thereto indicated on the certificate furnished pursuant to clause (B) above, (bb) as to the absence of dissolution or liquidation proceedings by or, to its knowledge, against the Borrower, Parent or any of Parent’s Subsidiaries, (cc) that attached thereto is a true, correct and complete copy of the By-Laws of the Borrower as in effect on the date of such certification, (dd) that attached thereto is a true, correct and complete copy of the resolutions adopted by the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Agreement, the Note and the other Loan Documents to which the Borrower is a party, and that such resolutions have not been amended, modified, revoked or rescinded and are in full force and effect on the date of such certificate, and (ee) as to the incumbency and specimen signatures of the officers of the Borrower executing any Loan Document; such certificate (and the attachments thereto) shall be in form and substance satisfactory to the Bank.

(iii)

Closing Certificate of Parent.  The Bank shall have received (A) a copy of the Parent’s charter documents, as amended, certified by the appropriate office of the jurisdiction of formation; (B) a certificate of such office, dated as of a recent date, as to the good standing or existence of the Parent; (C) a certificate of an officer of the Parent, dated the initial Disbursement Date certifying (aa) that the charter documents of the Parent have not been amended since the date of the last amendment thereto attached pursuant to clause (cc) below, (bb) as to the absence of dissolution or liquidation proceedings by or, to its knowledge, against the Parent or any of Parent’s Subsidiaries, (cc) that attached thereto is a true, correct and complete copy of the memorandum or articles of association of the Parent as in effect on the date of such certification, (dd) that attached thereto is a true, correct and complete copy of the resolutions adopted by the Board of Directors of the Parent authorizing the execution, delivery and performance of the 2003 Parent Guarantee and the 2003 Request to Issue the Letter of Undertaking and any other Loan Documents to which the Parent is a party, and that such resolutions have not been amended, modified, revoked or rescinded and are in full force and effect on the date of such certificate, and (ee) as to the incumbency and specimen signatures of the officers of the Parent executing any Loan Document; such certificate (and the attachments thereto) shall be in form and substance satisfactory to the Bank.

(iv)

Legal Opinions.  The Bank shall have received (a) an executed legal opinion of Sonnenschein Nath & Rosenthal LLP, and/or such other Person acceptable to the Bank, special New York counsel to the Borrower, dated the initial Disbursement Date and covering the due authorization, execution, delivery by, and the enforceability against, the Borrower of the Loan Documents to which it is a party and the perfection of the Bank’s security interest in the Collateral, and covering such additional matters relating to the transactions contemplated by the Loan Documents as the Bank may reasonably request (which opinion may rely on an opinion of special Massachusetts counsel to the Borrower reasonably satisfactory to the Bank as to matters of Massachusetts law, or alternatively, such Massachusetts matters of law shall be covered by an opinion of said special Massachusetts counsel delivered to the Bank rather than by said special New York counsel), (b) an executed legal opinion of Avraham Ortal of Zellermayer, Pelossoff & Co., Israeli counsel to the Parent, dated the initial Disbursement Date and covering the due authorization, execution, delivery by, and the enforceability against, the Parent of the 2003 Parent Guarantee and the 2003 Request to Issue the Letter of Undertaking and any other Loan Document to which the Parent is a party.

(v)

Actions to Perfect Liens.  The Bank shall have received evidence in form and substance satisfactory to it that all filings, recordings, registrations and other actions, necessary or, in the opinion of the Bank, desirable to perfect the Liens created by the Borrower Security Agreement have been made, whether in the United States, Canada or otherwise.

(vi)

Lien Searches.  The Bank shall have received the results of a recent search by a Person reasonably satisfactory to the Bank of the Uniform Commercial Code, judgment, bankruptcy and tax lien filings which may have been filed with respect to personal property of the Borrower and the results of such search shall be reasonably satisfactory to the Bank.

(vii)	Disbursement Request. The Bank shall have received a Disbursement Request dated not less than two (2) Business Days prior to the initial Disbursement Date.

(viii)

Fees.  The Bank shall have received, for its own account, all accrued fees and expenses owing hereunder or in connection herewith (including, without limitation, all fees specified in Section 5.4 hereof and all fees and disbursements of counsel to the Bank).

(ix)	Borrowing Base Report Certificate. The Bank shall have received a Borrowing Base Report Certificate dated as of the initial Disbursement Date.

(x)

Holdings Loan Agreement Amendment and Consent.  The Bank shall have received one or more amendments and/or consents to the Holdings Loan Agreement, executed and delivered by a duly authorized officer of the Bank, Holdings, the Parent and each Material Subsidiary (as defined in the Holdings Loan Agreement), or as otherwise required by the Bank, in form and substance satisfactory to the Bank pursuant to which such parties acknowledge and agree that (A) the Loan shall be deemed to be permitted Indebtedness by a Subsidiary with respect to Section 10.5 of the Holdings Loan Agreement, (B) the occurrence and continuance of any Default or Event of Default under this Agreement shall constitute an “Event of Default” under the Holdings Loan Agreement, (C) the Lien granted by the Borrower in favor of the Bank on the Collateral to secure the Secured Obligations (as defined in the Borrower Security Agreement) shall be deemed to be a “Permitted Encumbrance” for purposes of Section 10.4 of the Holdings Loan Agreement, (D) the semi-annual installment of $10,000,000 payable on October 31, 2003, and the semi-annual installment of $5,000,000 payable on December 31, 2003, shall be postponed and paid on April 30, 2004, unless a different amortization schedule is agreed upon by the Bank in writing prior to such date, and (E) as to such other amendments, waivers and/or restructuring matters relating to the Holdings Loan Agreement as the Borrower, Holdings, Parent and the Bank have heretofore discussed and agreed upon, or as the Bank may require in connection with the foregoing.

(xi)

Parent Loan Waivers, Amendments and Consents.  The Bank shall have received one or more waivers, amendments and/or consents in connection with the outstanding loans from the Bank to the Parent, in form and substance satisfactory to the Bank, pursuant to which the Parent and/or its Subsidiaries and the Bank acknowledge and agree that (A) the Bank will waive the Parent’s compliance with the minimum EBITDA as at the end of the third quarter of 2003 as set forth in the loan documents evidencing such loans to the Parent, (B) the Loan shall be deemed to be permitted Indebtedness by a Subsidiary, (C) the Parent and/or its Subsidiaries may use the cash proceeds received in connection with the sale of Spectron Laser Systems Limited’s assets to GSI Lumonics Inc., and (D) as to such other amendments, waivers and/or restructuring matters relating to the outstanding loans from the Bank to the Parent as the Parent and the Bank have heretofore discussed and agreed upon, or as the Bank may require in connection with the foregoing.

(xii)

Schedule of Intercompany Debt.  The Bank shall have received a schedule, in form and substance satisfactory to the Bank, certified by the Borrower to its knowledge, of all Intercompany Debt of the Borrower outstanding as of September 30, 2003.

8.2.

Conditions to each Advance.  The obligation of the Bank to make any Advance (including, without limitation, the initial Advance) to the Borrower hereunder on any Disbursement Date is subject to the satisfaction of the following conditions precedent:

(i)

Representations and Warranties.  Each of the representations and warranties made by the Borrower in or pursuant to the Loan Documents shall be true and correct in all material respects on and as of such date as if made on and as of such date.

	(ii)	No Default. No Default or Event of Default shall have occurred and be continuing on such date or after giving effect to the Advance requested to be made on such date.

Each borrowing by the Borrower hereunder shall constitute a representation and warranty by the Borrower as of the date thereof that the conditions contained in this Section 8.2 have been satisfied.

9.       AFFIRMATIVE COVENANTS.

          The Borrower covenants and agrees that from and after the date hereof until all sums due and to become due hereunder or under any other Loan Document have been paid or repaid in full and the Commitment has been terminated, unless the Bank shall otherwise consent in a writing delivered to the Borrower:

9.1. Pay Principal and Interest. The Borrower will punctually pay or cause to be paid the principal and interest to become due in respect of the Note according to the terms hereof and thereof.

          9.2.     Maintenance of Office.  The Borrower will maintain an office in New York (or such other place in the United States as the Borrower may designate in writing to the Bank or to any subsequent holder of the Note), where notices and demands to or upon the Borrower in respect of the Note and the Borrower Security Agreement may be given or made.

9.3. Keep Books; Analysis of Accounts.

          (a)  The Borrower will keep, and will cause each of its Subsidiaries to keep, proper books of record and account in which true, correct and complete entries in conformity with United States generally accepted accounting principles, as applicable, will be made of all dealings and transactions in relation to their respective businesses and activities of the Borrower and its Subsidiaries, will maintain, and cause each of its Subsidiaries to maintain, their respective fiscal reporting periods on the present basis, and will permit, and cause each of its Subsidiaries to permit, representatives of the Bank to visit and inspect any of their respective properties, to examine and make abstracts from any of their respective books and records, and to discuss their respective affairs, finances and accounts with their officers, employees and independent public accountants, all at such reasonable times and as often as may be reasonably desired.

          (b)  The Bank shall have the right to make test verifications of the Accounts in any manner and through any medium that it considers advisable, and the Borrower shall furnish all such assistance and information as the Bank may reasonably require in connection with such test verifications.  At any time and from time to time, upon the Bank’s request and at the expense of the Borrower, the Borrower shall cause independent public accountants or others satisfactory to the Bank in its sole discretion to furnish to the Bank reports showing reconciliations, aging and test verifications of, and trial balances for, the Accounts, and such other information as is requested by the Bank.  The Bank in its own name or in the name of others may (but in any event not less than twice every calendar year and during such time as an Event of Default shall have occurred and be continuing) commence a field exam audit of the Accounts by independent public accountants or others satisfactory to the Bank at the expense of the Borrower, and/or communicate with the obligors on the Accounts to verify with them to the Bank’s satisfaction the existence, amount and terms of any Accounts (the results of any such field exam audit, including, without limitation, the results of any reconciliations, aging, concentrations and test verifications of, and trial balances for, the Accounts, and such other information as is prepared or examined in connection with such audit at the request of the Bank, is hereinafter referred to as a “Field Exam Report”).  On or prior to December 31, 2003, the Borrower agrees, at its expense, to deliver to the Bank a Field Exam Report by its independent public accountants or others satisfactory to the Bank, covering all Accounts of the Borrower as of September 30, 2003; such report to include reconciliations, aging, concentrations and test verifications of, and trial balances for, the Accounts, and such other information as is requested by the Bank.  All field exam audits that are conducted by such independent public accountants or other Persons shall be conducted in accordance with the terms and provisions of this Agreement.  If there is a conflict or deviation between a Field Exam Report and the Borrower’s Borrowing Base Report Certificate or other report of the Borrower relating to same, then such Field Exam Report of such independent public accountants or others Persons shall prevail and control, provided that, if such Field Exam Report shall indicate that a default has occurred with respect to Section 10.7 and/or 10.8 hereof, such default shall become an immediate Event of Default (with the Bank having the right to demand immediate repayment of the Loan) unless any short fall in such amounts is deposited in cash by the Borrower in an account at, and pledged in favor of, the Bank, within two (2) days after delivery of such Field Exam Report to the Bank and provided further that Borrower shall not use any new loan from the Bank to make up such shortfall or as cash collateral.  The Borrower may not initiate any Disbursement Requests for the additional $4,000,000 of borrowing availability pursuant to Section 2.1 of this Agreement until seven (7) days after the Bank has received and reviewed the above-described field exam audit report to be delivered on or prior to December 31, 2003.

          (c)  The Borrower will keep and maintain at its own cost and expense complete books and records relating to the Collateral, which are satisfactory to the Bank, including, without limitation, a record of all payments received and all credits granted with respect to the Collateral and all of its other dealings with the Collateral (including, without limitation, the Lockbox Account, and, for so long as it is in effect, the Bank of America Lockbox Account).  The Borrower will mark its books and records pertaining to the Collateral to evidence the Lien of the Bank pursuant to the Borrower Security Agreement and any other Loan Document.  For the Bank’s further security, the Borrower agrees that the Bank shall have a special property interest in all of the Borrower’s books and records pertaining to the Collateral (including, without limitation, the Lockbox Account, and, for so long as it is in effect, the Bank of America Lockbox Account), and the Borrower shall deliver and turn over any such books and records to the Bank or to its representatives at any time on demand of the Bank.

9.4. Payment of Taxes; Corporate Existence; Maintenance of Properties. The Borrower will and will cause each of its Subsidiaries to:

                     (i)       Pay and discharge in its ordinary course of business all taxes (including, without limitation, all payroll withholdings), assessments and governmental charges or levies imposed upon it or upon its income or profits or upon any of its property, real, personal or mixed, or upon any part thereof, before the same shall become in default, as well as all claims for labor, materials and supplies which, if unpaid, might by law become a Lien upon its property; provided, however, that it shall not be required to pay any such tax, assessment, charge, levy or claim or discharge any such Lien if the validity thereof shall be contested in good faith by appropriate proceedings and if it shall have set aside on its books such reserves, if any, as may be required in accordance with generally accepted accounting principles in effect in the United States as of the date thereof with respect to the tax, assessment, charge, levy or claim so contested;

                     (ii)      Conduct its business according to good business practices;  keep in full force and effect the corporate existence, and material rights, licenses, permits and franchises of the Borrower and its Subsidiaries, and comply in all material respects with all of the laws, rules and regulations governing its business; and make all such reports and pay all such franchise and other taxes and license fees and do all such other things as may be lawfully required, to maintain the material rights, licenses, powers and franchises of the Borrower and its Subsidiaries under the laws of the United States and of the States or jurisdictions in which it is organized or does business.

9.5. Financial Statements and Reports. The Borrower will furnish, or cause to be furnished, to the Bank in duplicate:

                     (i)       As soon as practicable and when available, and in any event within 90 days after the end of each fiscal year of the Parent , annual audited consolidated balance sheet of the Parent as at the end of such year and consolidating balance sheet of the Parent  for such period and related consolidated statements of income, retained earnings and cash flows of the Parent for such year and consolidating statements of income, retained earnings and cash flows of the Parent for such period, setting forth in comparative form the corresponding figures for the preceding fiscal year, certified on an unqualified basis with respect to such consolidated balance sheet and consolidated statements of income and retained earnings and cash flows of the Parent by independent certified public accountants of recognized standing selected by the Parent, and acceptable to the Bank;

                     (ii)      As soon as practicable and when available, and in any event within 45 days after the end of each fiscal quarter of the Parent (other than the 4th quarter), a consolidated balance sheet, related consolidated statements of income, retained earnings and cash flows of the Parent showing its financial condition as of the last day of such fiscal quarter and the results of operations for such fiscal quarter;

                     (iii)     Contemporaneously with the delivery of each set of financial statements referred to in clauses (i) and (ii) above, a certificate of the chief financial officer of the Borrower, and with respect to clauses (i) and (ii) above, a certificate of the chief financial officer of the Parent, (A) stating whether or not to the best of such officer’s knowledge, after diligent inquiry, a Default or Event of Default exists as of the date of such certificate, and if so, setting forth the nature and details thereof and the action which the Borrower is taking or proposes to take to remedy same, and (B) with respect to the delivery of each set of financial statements referred to in clauses (i) and (ii) above, stating (aa) that such financial statements fairly present the financial position and the results of operations of the Parent, (bb) that such financial statements have been prepared in accordance with generally accepted accounting practices in effect in the United States as of the date thereof consistently applied, and (cc) stating whether, since the date of the most recent previous delivery of financial statements pursuant to clauses (i) or (ii) of this Section, as the case may be, there has been a material adverse change in the business, financial position, results of operations or prospects of the Borrower and its Subsidiaries, taken as a whole, or of the Parent and its Subsidiaries, taken as a whole, and if so, the nature of such material adverse change;

                     (iv)      Promptly following the occurrence thereof, notice of any material adverse change in the business, affairs or financial condition of the Parent or the Borrower or any of their respective Subsidiaries;

(v) Promptly following the occurrence thereof, notice of any Default or Event of Default hereunder or of any default under any other Loan Document;

                      (vi)     Such other information as to the financial condition, operations, business, properties and other assets of the Parent and the Borrower and its Subsidiaries as the Bank may from time to time reasonably request;

                      (vii)    The Borrower shall cause all audited financial statements required to be delivered to the Bank pursuant to this Section 9.5 to be delivered to the Bank by the independent certified public accountant who performed the audit;

                     (viii)    On each Delivery Date, a Borrowing Base Report Certificate pursuant to Section 2.3(ii) hereof showing as of such Certificate Date the Borrower’s Gross Accounts and Eligible Accounts (other than components of such definition that are determined by the Bank in its discretion), certified as to its accuracy by the chief financial officer of the Borrower, together with supportive documentation satisfactory to the Bank;

                      (ix)     For so long as the Signature Bank Lockbox Account is in effect, furnish, or cause Signature Bank, at the Borrower’s expense, to furnish to the Bank on each Business Day, a Lockbox Account report setting forth the amount and identification of all payments (matched to invoice number) received in  the Signature Bank Lockbox Account from the previous Business Day, in form and substance satisfactory to the Bank; and

                     (x)       For so long as the Bank of America Lockbox Account is in effect, furnish, or cause Bank of America, at the Borrower’s expense, to furnish to the Bank on each Business Day, a Lockbox Account report setting forth the amount and identification of all payments (matched to invoice number) received in the Bank of America Lockbox Account from the previous Business Day, in form and substance satisfactory to the Bank.

          9.6.     ERISA Compliance.  The Borrower will comply, in all material respects, and cause each of its Subsidiaries to comply, in all material respects, with the provisions of ERISA, if applicable, with respect to each of its or their respective Plans and as soon as possible after the Borrower knows or has reason to know that any Reportable Event with respect to any Plan has occurred, furnish to the Bank a statement signed by its chief executive officer or its chief financial officer setting forth details as to such Reportable Event and the action, if any, which the Borrower or its Subsidiary proposes to take with respect thereto, together with a copy of the notice of such Reportable Event furnished to PBGC.

          9.7     Payments to Lockbox Account; Establishment of Signature Bank Lockbox Account.  The Borrower shall promptly advise the Account Debtor in each Account bill or invoice issued after the Closing Date to make or send all payments relating to such invoice to the Lockbox Account, and if, after May 15, 2004, any payment by an Account Debtor with respect to an Account is sent or received to the Borrower, or is otherwise not sent or made by an Account Debtor directly to the Signature Bank Lockbox Account, then such event shall constitute a Default under this Agreement.  The Borrower undertakes to work and cooperate with Signature Bank to establish and set up the Signature Bank Lockbox Account as soon as is reasonably possible after the Closing Date, and once so established and set up, to have all Account payments sent by Accounts Debtors to the Signature Bank Lockbox Account as soon as commercially reasonable, but in no event later than May 15, 2004 as aforesaid.  Contemporaneously with the establishment of the Signature Bank Lockbox Account, the Borrower agrees to execute and deliver to the Bank the Signature Bank Lockbox Account Control Agreement, together with an opinion of counsel to the Borrower covering substantially the same matters as addressed in the opinion of counsel to the Borrower delivered on the Closing Date with respect to the Bank of America Lockbox Deposit Account Control Agreement.

          9.8.     Delivery of Canadian Counsel Opinion.  If required by the Bank, the Borrower shall deliver to the Bank within thirty (30) days from the Closing Date an executed legal opinion of special Canadian counsel to the Borrower (selected by the Borrower and acceptable to the Bank in its sole discretion), dated the initial Disbursement Date and covering the perfection and enforcement of the Bank’s security interest in the Accounts of the Borrower owing from Account Debtors located, licensed or otherwise doing business in Canada, and covering such other matters as the Bank, upon the advice of its counsel, may, in its sole discretion, determine are necessary or desirable in connection with the foregoing.

10.     NEGATIVE COVENANTS.

          The Borrower covenants and agrees that from and after the date hereof until all sums due and to become due hereunder or under any other Loan Document have been paid or repaid in full and the Commitment has been terminated, unless the Bank shall otherwise consent in a writing delivered to the Borrower, the Borrower shall not:

          10.1     Restrictions on Dividends, Distributions and Redemptions.  Pay dividends or make any other distribution pari passu to its shareholders, or redeem any shares of its capital stock, or cause or permit any of its Subsidiaries to redeem any shares of its capital stock, during the period beginning on the date hereof and ending on the Maturity Date (or on such earlier or later date on which all principal of and interest on the Note and all other amounts due to the Bank under the Loan Documents have been paid in full), or cause or permit any of its Subsidiaries to redeem any shares of its capital stock.

          10.2.     Use of Proceeds of Loan.  Use any part of the proceeds of the Loan for any purpose other than those specified in Section 3 hereof.

          10.3.     Mergers, Etc.;Disposal of Property.  Wind up, liquidate or dissolve itself, reorganize, merge or consolidate with or into, or covey, assign, sell, exchange, lease, transfer or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of (or agree to do any of the foregoing), its properties or other assets (whether now owned or hereafter acquired), other than (i) any Subsidiary of the Borrower may be merged or consolidated with or into the Borrower (provided that, the Borrower shall be the continuing or surviving entity) or with or into any one or more wholly owned Subsidiaries of the Borrower (provided that, the wholly owned Subsidiary or Subsidiaries shall be the continuing or surviving entity); and (ii) any wholly owned Subsidiary of the Borrower may sell, lease, transfer or otherwise dispose of any or all of its assets (upon voluntary liquidation or otherwise) to the Borrower or any other wholly owned Subsidiary of the Borrower.

          10.4.     Liens.  Contract, create, assume, incur or suffer to be created, assumed or incurred, and shall not permit any Subsidiary to contract, create, assume, incur or suffer to be created, assumed or incurred, any Lien upon, or pledge of, any property or other assets of the Borrower or such Subsidiary, now owned or hereafter acquired, which will secure any Indebtedness, other than (i) Liens in favor of the Bank, and (ii) Permitted Encumbrances.

          10.5.     Indebtedness.  Assume, incur or suffer to exist, or permit any Subsidiary to assume, incur or suffer to exist, any Indebtedness, other than the Loan and other Indebtedness in favor of the Bank, Indebtedness specified on Schedule 7.13 attached hereto, and Intercompany Debt incurred from time to time solely in the ordinary course of business of the Borrower.

          10.6.     Transactions with Affiliates.  Enter into any transaction, including without limitation, the purchase, sale or exchange of property or the rendering of any service, with any Affiliate, or permit any Subsidiary to enter into any transaction, including, without limitation, the purchase, sale or exchange of property or the rendering of any service, with any Affiliate, except in the ordinary course of, and pursuant to the reasonable requirements of, the Borrower’s or such Subsidiary’s business, and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than would obtain in a comparable arm’s-length transaction with a Person not an Affiliate.

          10.7.     Minimum Gross Accounts.

(i)       Permit the total Gross Accounts of the Borrower as shown as of any Certificate Date of a Borrowing Base Report Certificate occurring as of the last day of any October, November, January, February, April, May, July and August during the period specified below to be less than the amount equal to (A) the total Gross Accounts specified below for such period, less (B) ten per cent (10%) of the amount in subclause (A):

Period	Total Gross Accounts

From and Including the Closing Date to and including March 31, 2004	$30,555,555

Thereafter	$33,333,333;

(ii)      Permit the total Gross Accounts of the Borrower as shown as of any Certificate Date of a Borrowing Base Report Certificate occurring as of the end of any December, March, June or September during the period specified below to be less than the amount equal to (A) the total Gross Accounts specified below for such period, less (B) ten per cent (10%) of the amount in subclause (A):

	Period	Total Gross Accounts

	From and Including the Closing Date to and including March 31, 2004	$36,111,111

	Thereafter	$38,888,888;

provided, that the Borrower shall not be deemed to be in breach of clauses (i) or (ii) of this Section so long as (A) any shortfall in the amount of such Gross Accounts is deposited in cash by the Borrower in an account at, and pledged in favor of, the Bank, within two (2) days after the Delivery Date of such certificate, (B) no other Default or Event of Default shall have occurred and be continuing, and (C) Borrower shall not use any new loan from the Bank to make up such shortfall or as cash collateral pursuant to clause (A) above.

10.8.	Minimum Eligible Accounts.

(i)       Permit the total Eligible Accounts of the Borrower as shown as of any Certificate Date of a Borrowing Base Report Certificate (occurring as of the last day of any October, November, January, February, April, May, July or August) to be less than an amount equal to (A) $11,111,111, less (B) ten per cent (10%) of the amount in subclause (A).

(ii)     Permit the total Eligible Accounts of the Borrower as shown as of any Certificate Date of a Borrowing Base Report Certificate (occurring as of the end of any December, March, June or September) to be less than an amount equal to (A) $13,888,888, less (B) ten per cent (10%) of the amount in subclause (A).

provided, that the Borrower shall not be deemed to be in breach of clauses (i) or (ii) of this Section so long as (A) any shortfall in the amount of such Eligible Accounts is deposited in cash by the Borrower in an account at, and pledged in favor of, the Bank, within two (2) days after the Delivery Date of such certificate, (B) no other Default or Event of Default shall have occurred and be continuing, and (C) Borrower shall not use any new loan from the Bank to make up such shortfall or as cash collateral pursuant to clause (A) above.

11.     DEFAULTS AND REMEDIES.

          11.1.     Events of Default.  In the case of the occurrence of, and during the continuance of, any of the following events for any reason whatsoever, and whether such occurrence shall be voluntary or involuntary or come about or be effected by operation of law or pursuant to or in compliance with any judgment, decree or order of any court or any order, rule or regulation of any governmental body or otherwise (each herein sometimes called an “Event of Default”):

                       (i)       Any representation or warranty made herein or in any certificate hereafter delivered to the Bank pursuant to this Agreement, the Note or any other Loan Document shall prove in the Bank’s determination to have been false or misleading in any material respect when made, and such default, if capable of being cured, is not remedied within five (5) days after the earlier of (A) the date upon which an executive officer of the Borrower has actual knowledge thereof, and (B) the date upon which the Bank gives notice to the Borrower thereof; or

                       (ii)      Any default shall occur in the payment of principal of or interest on the Note or any other amount under this Agreement, within five (5) days after the same shall become due and payable, whether at the due date thereof, by acceleration, mandatory prepayment or otherwise; or

                       (iii)    Any default shall occur in the due observance or performance by the Borrower of any covenant or agreement in Section 10 of this Agreement, , or an Event of Default shall have occurred under any other Loan Document, and in the case of any of the foregoing, such default, if capable of being cured, is not remedied within five (5) days after the earlier of (A) the date upon which an executive officer of the Borrower has actual knowledge thereof, and (B) the date upon which the Bank gives notice to the Borrower thereof; or

                       (iv)    The Borrower shall fail to deliver a Borrowing Base Report Certificate on or before the Delivery Date when due pursuant to Section 9.5(viii), and such default, if capable of being cured, is not remedied within seven (7) days after the earlier of (A) the date upon which an executive officer of the Borrower has actual knowledge thereof, and (B) the date upon which the Bank gives notice to the Borrower thereof; or

                       (v)     Any other covenant, agreement or condition contained herein or in the Note, or in any other Loan Document to be performed by the Borrower (other than as provided in paragraphs (i) through (iv) of this Section 11.1), and such default, if capable of being cured, is not remedied within fifteen (15) days after the earlier of (A) the date upon which an executive officer of the Borrower has actual knowledge thereof, and (B) the date upon which the Bank gives notice to the Borrower thereof; or

                       (vi)    (A) The Borrower, the Parent, or any of their respective Subsidiaries, shall suspend or discontinue its business, or (B) the Borrower, Parent, or any of their respective Subsidiaries, shall call a meeting of its creditors for the purpose of postponing or adjusting its liabilities or seeking an arrangement with its creditors, shall make an assignment for the benefit of creditors or a composition with creditors, shall be unable or admit in writing its inability to pay its debts generally as they mature, shall generally not pay its debts when they are due, shall file a petition in bankruptcy, shall become insolvent (howsoever such insolvency may be evidenced), shall suffer an order for relief to be entered against it under any bankruptcy law which shall remain undismissed or unstayed for a period of 30 (thirty) days or more, shall petition or apply to any tribunal for the appointment of any receiver, custodian, liquidator or trustee of or for it or any substantial part of its property or other assets or shall commence any proceeding relating to it under any bankruptcy, reorganization, arrangement, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or there shall be commenced against the Borrower, the Parent, or any of their respective Subsidiaries, any such proceeding which shall remain undismissed or unstayed for a period of 30 (thirty) days or more; or the Borrower, the Parent, or any of their respective Subsidiaries, shall take any action for the purpose of effecting any of the foregoing; or

                       (vii)    Any order, judgment or decree shall be entered in any proceeding against the Borrower, the Parent, or any of their respective Subsidiaries, decreeing the dissolution of the Borrower, the Parent, or any of their respective Subsidiaries, and such order, judgment or decree shall remain undischarged or unstayed for a period in excess of 30 (thirty) days; or

                       (viii)   Any Loan Document shall become invalid or unenforceable, in whole or in part, and such unenforceability persists for a period of 5 (five) days, or any default or event of default shall have occurred thereunder and such default persists for more than the period of grace, if any, specified therefor; or (A) the Borrower Security Agreement shall cease for any reason to be in full force and effect, or the Borrower shall so assert, (B) the Lien created by the Borrower Security Agreement  shall cease to be enforceable and/or of the same effect and priority purported to be created thereby, or (C) the 2003 Parent Guarantee, or the 2003 Letter of Undertaking, or the 2003 Request to Issue the Letter of Undertaking shall cease for any reason to be in full force and effect or the Parent shall so assert, and as long as such event is continuing; or

                       (ix)     Any default (unless duly waived in writing by the obligee) shall occur with respect to any permitted Indebtedness (other than the Indebtedness evidenced by the Note) of the Borrower, the Parent, or any of their respective Subsidiaries, for or relating to borrowed money (including, without limitation, for the deferred purchase price of property or for the payment of rent under any lease), or under any agreement under which any evidence of Indebtedness may be issued by the Borrower, the Parent or any of their respective Subsidiaries and such default shall continue for more than the period of grace, if any, specified therein, if the effect of such default is to accelerate the maturity of such Indebtedness or to permit the holder thereof, or any trustee, to cause the same to become due prior to its stated maturity or if any such Indebtedness shall not be paid when due (after giving effect to any grace period and other than Indebtedness contested in good faith), and as long as such default is continuing and involves liability in excess of US$100,000 in the aggregate at any time; or

                       (x)      Final judgment for the payment of money in excess of $100,000 in the aggregate at any time (to the extent not covered by insurance or bond) shall be rendered by a court of record against the Borrower, the Parent or any of their respective Subsidiaries, and the Borrower, the Parent or any such Subsidiary shall not discharge the same or provide for its discharge in accordance with its terms, or procure a stay of execution thereof within 30 (thirty) days from the date of entry thereof and within such period of 30 (thirty) days, or such longer period during which execution of such judgment shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal; or

                       (xi)     Any Reportable Event which the Bank determines in good faith might constitute grounds for the termination of any Plan or for the appointment by the appropriate United States District Court of a trustee to administer any Plan shall have occurred and be continuing 30 (thirty) days after notice to such effect shall be given to the Borrower by the Bank, or any Plan shall be terminated, or a trustee shall be appointed by an appropriate United States District Court to administer any Plan, or PBGC shall institute proceedings to terminate any Plan or appoint a trustee to administer any Plan, or the Borrower or any of its Subsidiaries shall completely or partially withdraw from any multi-employer Plan or appoint a trustee to administer any such Plan or shall cease operation at any facility where such cessation could reasonably be expected to result in a separation from employment of more than 20% of the total number of employees who are participants under a Plan; and in each case such event or condition, together with all such other events or conditions, if any, would subject the Borrower or any of its Subsidiaries to any tax, penalty or other liability aggregating in excess of $100,000, provided, however, that in determining whether such taxes, penalties or other liabilities exceed such limitation, there shall be excluded therefrom any tax, penalty or other liability which (i) within 30 (thirty) days of being imposed, is paid or satisfied, or (ii) is being contested in good faith and by appropriate proceedings, with respect to which adequate reserves have been set aside by the Borrower and its Subsidiaries in conformity with generally accepted accounting principles in effect in the United States as of the date thereof and with respect to which none of the property or assets of the Borrower or any of its Subsidiaries has become or is about to become subject to any Lien; or

                       (xii)    The Parent or any of its Subsidiaries, including, without limitation, the Borrower or any of its Subsidiaries, shall be in default under any other obligation to Bank Hapoalim B.M., including its New York Branches, and such default persists for more than the period of grace, if any, specified therefor, and as long as such default is continuing, or any default (unless duly waived in writing by Bank Hapoalim B.M., including its New York Branches) shall occur under any agreement between the Parent and/or any of its Subsidiaries, including, without limitation, the Borrower or any of its Subsidiaries, and Bank Hapoalim B.M., including its New York Branches, and such default persists for more than the period of grace, if any, specified therefor, and as long as such default is continuing; or

                       (xiii)   The Parent shall no longer Control Holdings, the Borrower and the Borrower’s Subsidiaries, or shall cease to own beneficially a majority of the issued and outstanding common stock of Holdings, the Borrower and the Borrower’s Subsidiaries, or Holdings shall no longer Control the Borrower and the Borrower’s Subsidiaries, or shall cease to own beneficially a majority of the issued and outstanding common stock of the Borrower and the Borrower’s Subsidiaries, and in the case of any of the foregoing as to which there were no underlying cure or grace periods applicable, such default, if capable of being cured, is not remedied within five (5) days after the earlier of (A) the date upon which an executive officer of the Borrower has actual knowledge thereof, and (B) the date upon which the Bank gives notice to the Borrower thereof; or

                       (xiv)    The Borrower or any of its Subsidiaries thereof shall become an “investment company” or a company “controlled” by an “investment company” within the meaning of the Investment Company Act of 1940, or the regulations under such Act and such default, if capable of being cured, is not remedied within five (5) days after the earlier of (A) the date upon which an executive officer of the Borrower has actual knowledge thereof, and (B) the date upon which the Bank gives notice to the Borrower thereof; or

                       (xv)    In the good-faith opinion of the Bank, (A) a material adverse change in the financial condition of the Borrower or any of its Subsidiaries, or the Parent or any of its Subsidiaries, has occurred since the date hereof; (B) the Bank’s prospect of payment hereunder or the Note has been impaired; or (C) an event has occurred that impairs the financial responsibility of the Borrower or the Parent or any of their respective Subsidiaries, and in the case of any of the foregoing, such default, if capable of being cured, is not remedied within five (5) days after the earlier of (A) the date upon which an executive officer of the Borrower has actual knowledge thereof, and (B) the date upon which the Bank gives notice to the Borrower thereof; or

                       (xvi)   The reasonable suspicion by the Bank that one of more Events of Default have occurred and the failure of the Borrower, upon 15 (fifteen) days’ notice thereof from the Bank, to provide reasonably satisfactory evidence to the Bank that such Events of Default have not in fact occurred; or

                       (xvii)  On and after the Closing Date, any payment from an Account Debtor relating to an Account of the Borrower is not sent by such Account Debtor in the ordinary course of business directly to, and received in, the Lockbox Account, and such default, if capable of being cured, is not remedied within five (5) days after the earlier of (A) the date upon which an executive officer of the Borrower has actual knowledge thereof, and (B) the date upon which the Bank gives notice to the Borrower thereof; or

then, if any Event of Default described in subsection (d) above shall have occurred the Note shall immediately become due and payable, and if any Event of Default described in any other subsection of this Section 11.1 shall have occurred, and at any time thereafter, if any such event shall then be continuing, the Bank may, by written notice to the Borrower, terminate the Commitment and/or declare the principal of and accrued interest on the Note, and any other amounts owed under this Agreement, the Note or any Loan Document, to be due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived.

          11.2.     Suits for Enforcement.  If any one or more of such Events of Default shall occur and be continuing, the holder of the Note may proceed, to the extent permitted by law, to protect and enforce such holder’s rights either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, condition or agreement contained in the Loan Documents or in aid of the exercise of any power granted in the Loan Documents, or proceed to enforce the payment of the Note or to enforce any other legal or equitable right of the holder of the Note.

          11.3.     Remedies Cumulative.  No right or remedy herein or in any other agreement or instrument conferred upon the Bank or the holder of the Note is intended to be exclusive of any other right or remedy, and each and every such right or remedy shall be cumulative and shall be in addition to every other right and remedy given hereunder or under any Loan Document or now or hereafter existing at law or in equity or by statute or otherwise.  Without limiting the generality of the foregoing, if the Note or any of the other obligations of the Borrower to the Bank shall not be paid when due, whether at the stated maturity thereof, by acceleration or otherwise, the Bank shall not be required to resort to any particular security, right or remedy or to proceed in any particular order of priority, and the Bank shall have the right at any time and from time to time, in any manner and in any order, to enforce its security interests, liens, rights and remedies, or any of them, as it deems appropriate in the circumstances and apply the proceeds of its collateral to such obligations of the Borrower as it determines in its sole discretion.  Subject to compliance with applicable law, upon the occurrence and continuance of any Event of Default hereunder, the Borrower shall, at the request of the Bank, sell at the Borrower’s expense such amount of Collateral, on terms and conditions acceptable to the Bank, as in the opinion of the Bank is necessary or desirable to enable the Borrower to meet its payment and other obligations under this Agreement and the other Loan Documents.

          11.4     Waiver of Automatic Stay.  In consideration of the mutual covenants contained in this Agreement, and for other good and valuable consideration, Borrower, by its execution hereof, hereby covenants and agrees that in the event Borrower shall (i) file any petition with any bankruptcy court or be the subject of any petition under the United States Bankruptcy Code (11 U.S.C. Section 101 et seq., the (“Code”), (ii) file or be the subject of any petition seeking any reorganization arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future federal or state act or law relating to the bankruptcy, insolvency, or other relief for debtors, (iii) seek or consent to or acquiesce in the appointment of any trustee, receiver, conservator, or liquidator; or (iv) be the subject of any order, judgment, or decree entered by any court of competent jurisdiction approving a petition filed against such party for any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future federal or state act or law relating to bankruptcy, insolvency, or relief for debtors, Lender shall thereupon be entitled, and Borrower irrevocably consents, to the entry of an order by a bankruptcy court granting to Lender relief from any automatic stay imposed by Section 362 of the Code, or otherwise, on or against the exercise of the rights and remedies otherwise available to Lender as provided herein, in the other Loan Documents, or otherwise provided by law or in equity in connection with this Agreement or the other Loan Documents, and Borrower hereby irrevocably waives its right to object to, attempt to enjoin or otherwise interfere with such relief and the exercise and enforcement by Lender of its rights and remedies following entry of such order.  Without limiting the generality of the preceding sentence, Borrower agrees that Lender will be entitled to, and Borrower irrevocably agrees to consent to immediate relief from the automatic stay imposed by the Code to allow Lender to take any and all actions necessary, desirable, and appropriate to enforce any rights Lender possesses hereunder, under the other Loan Documents, or otherwise provided by law or in equity in connection with this Agreement or the other Loan Documents.  Borrower agrees that it will not (i) seek, apply for, or cause the entry of any order enjoining, staying or otherwise prohibiting or interfering with Lender’s obtaining an order granting relief from the automatic stay (or any other stay) to enforce any rights Lender possesses under this Agreement, the other Loan Documents or otherwise provided by law or in equity in connection with this Agreement or the other Loan Documents or (ii) oppose any motion by Lender to transfer venue of any bankruptcy proceeding to the United States Bankruptcy Court for the Southern District of New York.  In connection with this Section 11.04, Borrower acknowledges that it is represented by counsel and had an opportunity to obtain adequate advice and representation on this Section 11.04, and that Lender has granted Borrower substantial consideration in exchange for the provisions contained in this Section 11.04 and that Borrower has obtained a significant benefit from the terms of this Agreement that it would not otherwise receive but for its agreement to this Section 11.04, and that Lender has relied on this provision in entering into this Agreement. Borrower further acknowledges that Lender will be prejudiced in the event that this Section 11.04 is not enforced pursuant to its terms.

12.     MISCELLANEOUS.

          12.1.     Notices.  All notices, requests and other communications to any party under this Agreement and the other Loan Documents shall be in writing and shall be given to such party, by mail, telecopy, telex, personal delivery or other customary means of delivery, addressed to it as set forth below or such other address or telex number as such party may in the future specify for such purpose by notice to the other party.  Each such notice, request or communication shall be effective if given by telex, when such telex is transmitted to the telex number specified below and the appropriate answerback is received,  if given by mail, two days after such communication is deposited in the United States mails and sent by certified or registered mail, return receipt requested, with first class postage prepaid, addressed as aforesaid or  if given by telecopy, personal delivery or any other means, when received at the address specified below.

Party	Address

If to the Borrower:	Lumenis Inc.
375 Park Ave
New York, New York 10152
Attention: Kevin Morano
Telephone: 212-515-4185
Telecopier: 212-750-3336

and with a copy to:	Sonnenschein Nath & Rosenthal, LLP
1221 Avenue of the Americas
New York, NY 10020-1089
Attention: Norman Alpert
Telephone: (212) 398-5827
Telecopier: (212) 768-6800

If to the Bank:	Bank Hapoalim B.M.
New York Branches
1177 Avenue of the Americas
New York, New York 10036
Attention: Boaz Dan,
First Vice President
Telephone: (212) 782-2165
Telecopier: (212) 782-2170

with a copy to:	Bank Hapoalim B.M.
New York Branches
1177 Avenue of the Americas
New York, New York 10036
Attention: Lawrence Lefkowitz, Esq.
Telephone: (212) 782-2130
Telecopier: (212) 782-2141

and with a copy to:	Shaw Pittman LLP
335 Madison Avenue, 26th Floor
New York, NY 10017
Attention: John Simons.
Telephone: (212) 603-6848
Telecopier: (212) 603-6801

          12.2.     Survival of Representations; Successors and Assigns.  All covenants, agreements, representations and warranties made herein and in any certificate delivered pursuant hereto shall survive the making by the Bank of the Loan contemplated herein and the execution and delivery to the Bank of the Note evidencing the Loan regardless of any investigation made by the Bank and of the Bank’s access to any information and shall continue in full force and effect until all sums due and to become due hereunder or under any other Loan Document have been paid or repaid in full.  Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party, subject to the provisions hereof.  All covenants, agreements, representations and warranties by the Borrower which are contained or incorporated in this Agreement or in any other Loan Document shall inure to the benefit of the successors and assigns of the Bank and any holder of the Note.  Except for the parties hereto and their respective successors and permitted assigns, no other Person shall be entitled to the benefits of this Agreement or to rely thereon.  The Borrower may not assign or transfer any of its rights or obligations under any Loan Document without the prior written consent of the Bank.

          12.3.     Effect of Delay.  No failure or delay on the part of the Bank in exercising any right, power or privilege hereunder or under the Note, nor any course of dealing between the Borrower and the Bank, shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise or the exercise of any other right, power or privilege.

          12.4.     Expenses. The Borrower agrees (a) to pay or reimburse the Bank for all of its out-of-pocket costs and expenses incurred in connection with the development, preparation and execution of any amendment, supplement or modification to, this Agreement, the other Loan Documents, and any other documents prepared in connection herewith or therewith, and the consummation and administration of the transactions contemplated hereby and thereby, including, without limitation, the reasonable fees and disbursements of counsel to the Bank,(b) to pay or reimburse the Bank for all its out-of-pocket costs and expenses incurred in connection with the enforcement or preservation of any rights under this Agreement, the other Loan Documents and any such other documents, including, without limitation, the reasonable fees and disbursements of counsel to the Bank, and  (c) all legal fees and expenses associated with any amendments, waivers, filings, documents, incurred after the Closing Date in connection with any post-closing restructuring matters relating to the Borrower, the Parent or any Subsidiary of the Parent.

          12.5.     Modifications and Waivers.  No modification or waiver of any provisions of this Agreement or of any other agreement or instrument made or issued pursuant hereto or contemplated hereby, nor consent to any departure by the Borrower therefrom, shall in any event be effective, irrespective of any course of dealing between the parties, unless the same shall be in a writing executed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given.  No notice to or demand on the Borrower in any case shall thereby entitle the Borrower to any other or further notice or demand in the same, similar or other circumstances.  Any transaction or matter excepted from the operation of any Section of this Agreement shall nevertheless be subject to the prohibitions and limitations contained elsewhere in this Agreement, unless expressly stated otherwise.

          12.6.     Set-Off of Accounts.  The balance of every account of the Borrower with the Bank existing from time to time at any of the Bank’s offices worldwide and in any currency, shall be subject to being setoff against any sum not paid by the Borrower to the Bank on the date when due under this Agreement or other Loan Documents, and the Bank may at any time and from time to time after an Event of Default shall have occurred and be continuing at its option and without prior notice to the Borrower, except as may be required by law, appropriate and apply toward the payment of any of such obligations of the Borrower to the Bank for any such sum not paid when due, all or any part of the balance of each such account with the Bank.  The Bank shall notify the Borrower forthwith upon the exercise of any right of set-off giving details in relation thereto.

          12.7.     Counterparts.  This Agreement may be executed in any number of counterparts and by telecopier, each of which shall constitute an original, and all of which taken together shall constitute one and the same agreement.

          12.8.     Construction and Jurisdiction.  This Agreement, the Note and the Borrower Security Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York applicable to contracts made and to be performed wholly within such State. Any action or proceeding in connection with this Agreement, the Note or the Borrower Security Agreement, may be brought in a court of record of the State of New York, County of New York or any federal court located therein, the parties hereby consenting to the jurisdiction thereof, and service of process may be made upon any party by mailing a copy thereof to such party, by registered mail, at its address to be used for the giving of notices under this Agreement.  IN ANY ACTION OR PROCEEDING RELATING TO THIS AGREEMENT, THE NOTE OR THE BORROWER SECURITY AGREEMENT, THE PARTIES MUTUALLY WAIVE TRIAL BY JURY AND ANY CLAIM THAT NEW YORK COUNTY IS AN INCONVENIENT FORUM.

          12.9.     Headings.  Section headings are for convenience only and shall not affect the interpretation or construction of this Agreement, the Note, the Borrower Security Agreement or any other Loan Document.

          12.10.     Release of Collateral. Promptly after the Borrower shall have indefeasibly and unavoidably repaid the Loan in full and any and all of the sums due to the Bank hereunder and under all other Loan Documents, and provided the Bank is no longer committed to make Advances to the Borrower hereunder, and further provided that any and all of the sums due to the Bank under documents signed between the Borrower and/or Parent and/or its Subsidiaries and the Bank shall have been paid to the Bank in full, the Bank shall release the Liens over the Collateral.  Notwithstanding the above, the Bank will release the Liens over the Collateral before any and all amounts were so paid immediately at the request of the Borrower and/or Parent, provided the Borrower and/or Parent have deposited with the Bank and charged and pledged in favor of the Bank cash sums equal to the outstanding balance of any and all amounts due to the Bank together with all sums accrued and/or to be accrued thereon until applied to the payment or prepayment, as requested by the Borrower and/or the Parent and/or its Subsidiaries, of the said sums, according to documents signed between the Borrower and/or Parent and/or its Subsidiaries and the Bank.

          12.11.     Transfers and Booking of Loan.

                         (i) Without limiting any of the Bank’s rights hereunder, the Bank may, after the Loan is made hereunder, book the Loan, or any portion thereof, in any of its branches anywhere in the world, or negotiate, assign, grant security interests in, delegate or otherwise transfer (each of the foregoing acts, a “Transfer”) to any Person all of, or sell one or more participations in any portion of, any or all of the following:  the Note, and the Bank’s rights and related obligations under this Agreement and the other Loan Documents (any of the foregoing which is subject to a Transfer, a “Transferred Item”); provided, however, that at no time shall the Borrower be required, as a result of any such Transfer or participation, to (x)  give notices required by this Agreement to more than one Person and that one Person’s designated department, employees and/or counsel, or (y) obtain any consent or approval required under this Agreement from more than one Person, or (z) be subject to any additional taxes, fees, costs or expenses (including withholding taxes), and further provided that such “Person” shall be a member of the Bank’s Group.

                The “Bank’s Group” means any company which the Bank possesses 51% or more of its outstanding share capital, provided, that such Transferee is a bank or other financial institution that is not a competitor of the Borrower.

                (ii)        In the event the Bank Transfers any Transferred Item, then to the extent provided by the Bank with respect to such Transfer, the Person to whom such Transfer is made (the “Transferee”) shall have, and may exercise and enjoy, the rights, powers, privileges and remedies of the Bank with respect to such Transferred Item.  The Bank shall, after any Transfer, and to the extent of such Transfer, be forever relieved and fully discharged from all liability and responsibility, if any, that it may thereafter have to the Borrower with respect thereto, but not with respect to matters occurring prior to such Transfer.  The Bank shall retain all its rights and powers with respect to any Transferred Item to the extent not so Transferred.  The foregoing shall not apply unless the Bank shall notify the Borrower of such a Transfer promptly upon the execution of the Transfer and the Transferee shall assure to the Borrower that it has assumed the liability and responsibility from which the Bank is so discharged.

                (iii)       The provisions of Section 12.6 (regarding setoff rights) shall apply to any account of the Borrower with, and any claim of the Borrower against, any Transferee to the extent of such Transfer which shall have purchased the Loan or any portion thereof and shall become a “Bank” hereunder.  This subsection (c) of Section 12.11 shall not limit any other rights of the Bank or such Transferee whether arising under this Section 12.11, or otherwise hereunder or under applicable law.

                (iv)       The Bank is authorized to disclose any information it may have or acquire about the Borrower, Parent and Parent’s Subsidiaries to any prospective or actual Transferee, provided, that such Transferee is a bank or other financial institution that is not a competitor of the Borrower.

[SIGNATURE PAGE NEXT]

          IN WITNESS WHEREOF, the Borrower and the Bank have caused this Agreement to be duly executed and delivered in the City of New York by their duly authorized officers, all as of the date first above written.

LUMENIS INC.

By:	/S/ Kevin Morano

Kevin Morano
(Chief Financial Officer, and Duly Authorized Officer)

BANK HAPOALIM B.M. AN ISRAELI BANK ACTING THROUGH ITS NEW YORK BRANCHES

By:	/S/ Boaz Dan

BANK HAPOALIM B.M.

By:	/S/ Maxine Levy

BANK HAPOALIM B.M.

EXHIBITS

Exhibit A	Form of Note
Exhibit B	Form of Borrower Security Agreement
Exhibit C	Form of Disbursement Request
Exhibit D	Form of Borrowing Base Report Certificate

SCHEDULES

Schedule 1.1	Bank of America Other Deposit Accounts
Schedule 7.13	Permitted Indebtedness (excluding Intercompany Debt)

Exhibit A

NOTE

$9,000,000	State of New York November 13, 2003

        FOR VALUE RECEIVED, the undersigned, LUMENIS INC., a Massachusetts corporation (the “Borrower”), hereby unconditionally promises to pay to the order of BANK HAPOALIM B.M., an Israeli banking corporation acting through its New York Branches (the “Bank”) at the office of its New York Branches located at 1177 Avenue of the Americas, New York, New York in lawful money of the United States of America and in immediately available funds, the principal amount of NINE MILLION DOLLARS ($9,000,000), or, if less, the aggregate unpaid principal amount of all Advances made by the Bank pursuant to subsection 2.1 of the Loan Agreement, as hereinafter defined, on the Maturity Date. The Borrower further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time outstanding at the rates and on the dates specified in subsection 5.1 of such Loan Agreement.

        Each Advance made under the Loan Agreement and all repayments of principal in respect of each Advance made by the Bank to the Borrower shall be reflected by the Bank in its books and records which books and records shall be rebuttal presumptive evidence of the entries made therein or thereon; provided, however, the failure of the Bank to record any entry, or any error in any book or record, shall not in any manner affect the obligations of the Borrower to repay (with applicable interest) the Advances made to the Borrower by the Bank in accordance with the terms of this Note or the Loan Agreement. The Bank agrees to provide statements of such amounts to the Borrower upon Borrower’s written request; provided, however, that, in the event of any conflict between such statement and the Bank’s books and records, the latter shall be controlling absent manifest error.

        In addition to repayments of all or a portion of each Advance, prepayments of all or a portion of each Advance may be made in accordance with the provisions of the Loan Agreement. Any such prepayment shall be together with all interest due on the principal amount prepaid to the date of payment. Any prepayment shall be noted on the Schedule as provided in paragraph 3 above.

        This Note (a) is the Note referred to in the Loan Agreement dated as of November 13, 2003 (as amended, supplemented or otherwise modified from time to time, the “Loan Agreement”), between the Bank and the Borrower, (b) is subject to the provisions of the Loan Agreement and (c) is subject to voluntary and mandatory prepayment in whole or in part as provided in the Loan Agreement. This Note is secured as provided in the Loan Documents. Reference is hereby made to the Loan Documents for a description of the properties and assets in which a security interest has been granted, the nature and extent of the security, the terms and conditions upon which the security interests were granted and the rights of the holder of this Note in respect thereof.

        Upon the occurrence of any one or more of the Events of Default, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable, all as provided in the Loan Agreement.

        All parties now and hereafter liable with respect to this Note, whether maker, principal, surety, guarantor, endorser or otherwise, hereby waive presentment, demand, protest and all other notices of any kind.

        Unless otherwise defined herein, terms defined in the Loan Agreement and used herein shall have the meanings given to them in the Loan Agreement.

        THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

LUMENIS INC. BY : /S/ Kevin Morano —————————————— Kevin Morano President and Chief Financial Officer

2

Exhibit B

BORROWER SECURITY AGREEMENT

        BORROWER SECURITY AGREEMENT, dated as of November 13, 2003, made by LUMENIS INC., a Massachusetts corporation (the “Borrower”) in favor of BANK HAPOALIM B.M., an Israeli banking corporation acting through its New York branches (the “Bank”) as holder of the Secured Obligations (as hereinafter defined) and as a party to the Loan Agreement described below.

W  I  T  N  E  S  S  E  T  H:

        WHEREAS, the Borrower is a party to the Loan Agreement, dated as of the date hereof (as amended, supplemented or otherwise modified from time to time, the “Loan Agreement”) between the Borrower and the Bank;

        WHEREAS, pursuant to the Loan Agreement, the Bank has agreed to make revolving credit loans to the Borrower upon the terms and subject to the conditions set forth therein;

        WHEREAS, it is a condition precedent to the obligation of the Bank to make the initial Advance under the Loan Agreement that the Borrower shall have executed and delivered this Borrower Security Agreement in favor of the Bank to secure payment and performance of the Secured Obligations (as defined below);

        NOW, THEREFORE, in consideration of the premises and to induce the Bank to make the initial Advance, the Borrower hereby agrees as follows:

        1.     Defined Terms.

        1.1 Definitions.

        (a) Unless otherwise defined herein, capitalized terms defined in the Loan Agreement and used herein shall have the meanings given to them in the Loan Agreement. Terms (whether capitalized or not) used herein that are defined in the Uniform Commercial Code of the State of New York and not otherwise defined herein or in the Loan Agreement shall have the respective meanings ascribed to such terms in the Uniform Commercial Code of the State of New York.

        (b) The following terms shall have the following meanings:

        “Agreement”this Security Agreement, as the same may be amended, supplemented or otherwise modified from time to time.

        “Code”the Uniform Commercial Code from time to time in effect in the State of New York, provided that, if, by reason of mandatory provisions of law, the validity or perfection of any security interest granted herein is governed by the Uniform Commercial Code as in effect in a jurisdiction other than New York, then, as to the validity or perfection of such security interest, “Code” shall mean the Uniform Commercial Code in effect in such other jurisdiction.

        “Collateral”as defined in Section 2 of this Agreement.

        “Collateral Account” as defined in Section 5.3(a) of this Agreement.

        “Default”or “Event of Default” shall have the respective meaning given to each such term in the Loan Agreement.

        “Receivable”means any right to payment for goods sold or leased or for services rendered, whether or not such right is evidenced by an instrument or Chattel Paper, and whether or not it has been earned by performance (including, without limitation, any Account).

        “Secured Obligations” shall be the collective reference to the unpaid principal of and interest on the Note, and all other obligations, indebtedness and liabilities (including, without limitation, interest accruing at the then applicable rate provided in the Loan Agreement after maturity of the Loan and interest accruing at the then applicable rate provided in the Loan Agreement after the filing of any petition in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding, relating to the Borrower, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding) of the Borrower to the Bank, whether direct or indirect, absolute or contingent, due or to become due, or existing or hereafter incurred, which may arise under, out of, or in connection with, the Loan Agreement, this Agreement, the Note or any other Loan Document to which it is a party, in each case whether on account of principal, interest, reimbursement obligations, fees, indemnities, costs, expenses or otherwise (including, without limitation, all fees and disbursements of counsel to the Bank that are required to be paid by the Borrower pursuant to the terms of the Loan Agreement or any other Loan Document to which it is a party).

        “Termination Date” the date on which the Secured Obligations have been irrevocably paid in full, other than the indemnification obligations not then due and payable.

        1.2. Other Definitional Provisions.

        (a) The words “hereof,” “herein”, “hereto” and “hereunder” and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Section, subsection and Schedule references are to this Agreement unless otherwise specified.

        (b) The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.

        2.    Grant of Security Interest. As collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the Secured Obligations, the Borrower hereby grants to the Bank, a security interest in all of the following property, assets and rights of the Borrower, wherever located, whether now owned or at any time hereafter acquired or arising, and all proceeds and products thereof (collectively, the “Collateral”): all personal and fixture property of every kind and nature, including, without limitation, all goods (including inventory, equipment, and accessions thereto), instruments (including promissory notes), documents, accounts (including health-care insurance receivables), chattel paper (whether tangible or electronic), deposit accounts, letter-of-credit rights (whether or not the letter of credit is evidenced in writing), commercial tort claims, securities and all other investment property, supporting obligations, any other contract rights or rights to the payment of money, insurance claims and proceeds, tort claims, and all general intangibles, including, without limitation, all payment intangibles, patents, patent applications, trademarks, trademark applications, trade names, copyrights, copyright applications, software, engineering drawings, service marks, customer lists, goodwill, and all licenses, permits, agreements of any kind or nature pursuant to which the Borrower possesses, uses, or has authority to possess or use property (whether tangible or intangible) of others or others possess, use, or have authority to possess or use property (whether tangible or intangible) of the Borrower, and all recorded data of any kind or nature, regardless of the medium of recording, including, without limitation, all software, writings, plans, specifications, and schematics..

        3.    Representations and Warranties. The Borrower hereby represents and warrants that:

        3.1. Good Standing. The Borrower is a corporation, duly organized and validly existing and in good standing under the laws of the Commonwealth of Massachusetts, and has the corporate power and authority and the legal right to own and operate its properties and other assets, to lease the property or other assets it operates and to conduct the business in which it is currently engaged.

        3.2. Corporate Power and Authority. The Borrower has the corporate power and authority and the legal right to execute and deliver, to perform its obligations under, and to grant the security interest in the Collateral pursuant to this Agreement and has taken all necessary corporate action to authorize its execution, delivery and performance of, and grant of the security interest in the Collateral pursuant to this Agreement.

        3.3. Perfected Liens. This Agreement constitutes a legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms against all creditors of the Borrower and any Persons purporting to purchase any Collateral from the Borrower, except in each case as enforceability may be affected by bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors’ rights generally, general equitable principles and an implied covenant of good faith and fair dealing. The security interests granted pursuant to this Agreement (a) create valid security interests in the Collateral in favor of the Bank as collateral security for the Secured Obligations, and upon the filing of a financing statement with the office of the Secretary of State of the Commonwealth of Massachusetts describing the Collateral and naming the Borrower as debtor and the Bank as secured party, will constitute perfected security interests in the Collateral in favor of the Bank, as collateral security for the Secured Obligations, and (b) are prior to all other Liens on the Collateral in existence on the date hereof, except for existing liens in favor of the Bank pursuant to the ESC Inc. Security Agreement or as otherwise permitted pursuant to the Loan Agreement.

        3.4. No Violation. Except as set forth in Section 7.4 of the Loan Agreement, the execution, delivery and performance by the Borrower of this Agreement (a) will not violate (i) any provision of the certificate of incorporation, by-laws or other organizational charter, instruments or documents of the Borrower, or any material agreement or instrument to which the Borrower is now a party or otherwise bound or to which its properties are bound, or (ii) any law, statute, rule or regulation or any order or decree of any court or governmental authority, or any arbitration award, franchise, permit or contractual obligation of the Borrower (except to the extent that any such violation would not reasonably be expected to have a material adverse effect), or constitute a default thereunder, and (b) will not result in the creation or imposition of any Lien on any of the properties or revenues of the Borrower pursuant to any law, statute, rule or regulation or any order or decree of any court or governmental authority, or any arbitration award, franchise, permit or contractual obligation of the Borrower, except the security interests created hereby.

        3.5. No Consents Required. Except as set forth in Section 7.5 of the Loan Agreement, no consent or authorization of, filing with, or other act by or in respect of, any arbitrator or Governmental Person and no consent of any other Person (including, without limitation, any stockholder or creditor of the Borrower), is required to be obtained or made by the Borrower, in connection with the execution, delivery, performance, validity or enforceability of this Agreement, other than any which have been obtained or made prior to the date hereof and remain in full force and effect.

        3.6. No Litigation. Except as disclosed in Parent’s filings with the Securities and Exchange Commission, no litigation, investigation or proceeding of or before any arbitrator or Governmental Person which could reasonably be expected to have a material adverse effect is pending or, to the knowledge of the Borrower, threatened by or against the Borrower or against any of its properties or revenues with respect to this Agreement or any of the transactions contemplated hereby that could reasonably be expected to result in a material adverse effect.

        3.7. Title: No Other Liens. Except for the security interests granted to the Bank pursuant to this Agreement, existing liens in favor of the Bank pursuant to the ESC Inc. Security Agreement and the other Liens permitted to exist on the Collateral pursuant to the Loan Agreement, the Borrower owns each item of the Collateral free and clear of any and all Liens or claims of others. No financing statement or other public notice with respect to all or any part of the Collateral is on file or of record in any public office, except such as have been filed in favor of the Bank pursuant to this Agreement, or as are otherwise in favor of the Bank, or as are permitted pursuant to the Loan Agreement.

        3.8. Chief Executive Office; Legal Name. The Borrower’s chief executive office is located at its address set forth in Section 12.1 of the Loan Agreement, and the Borrower’s principal place of business (or if more than one principal place of business then its chief executive office) for the last six (6) years has been located in the following states: Massachusetts, New York, California or Utah. The Borrower’s correct legal name is as shown on the signature page of this Agreement.

        3.9. Deposit Accounts. As of the date hereof, the Borrower has no deposit accounts other than the Bank of America Lockbox Account, the Bank of America Other Deposit Accounts, and the deposit accounts specified on Schedule 3.9 attached hereto.

        4.    Covenants. The Borrower covenants and agrees with the Bank that, from and after the date of this Agreement until the Termination Date:

        4.1. Inspection of Property: Books and Records: Discussions. The Borrower will keep proper books of records and account in which full, true and correct entries in conformity with GAAP and all requirements of law shall be made of all dealings and transactions in relation to the Collateral. The Borrower will permit representatives of the Bank to visit and inspect any of the Borrower’s properties where any of the Borrower’s books and records relating to the Collateral are located and to examine and make abstracts from any of its books and records at any reasonable time and as often as may reasonably be desired and to discuss the condition of the Collateral with officers and key employees of the Borrower and with its independent certified public accountants.

        4.2. Delivery of Instruments and Chattel Paper. If any amount payable under or in connection with any of the Collateral shall be or become evidenced by any instrument or chattel paper, such instrument or chattel paper shall be immediately delivered to the Bank, duly indorsed in a manner satisfactory to the Bank, to be held as Collateral pursuant to this Agreement.

        4.3. Maintenance of Perfected Security Interest: Further Documentation.

        (a) The Borrower shall maintain the security interests created by this Agreement as perfected security interests having the priority described in subsection 3.3 and shall defend such security interests against the claims and demands of all Persons whomsoever.

        (b) At any time and from time to time, upon the written request of the Bank, and at the expense of the Borrower, the Borrower will promptly and duly execute and deliver such further instruments and documents and take such further actions as the Bank may reasonably request for the purpose of obtaining or preserving the full benefits of this Agreement and of the rights and powers herein granted, including, without limitation, the filing of any financing or continuation statements under the Uniform Commercial Code in effect in any jurisdiction with respect to the security interests created hereby.

        4.4. Changes in Locations, Name, etc. The Borrower will not, unless it shall have given the Bank at least 10 days prior written notice of such change:

        (a) change the location of its chief executive office from that specified in subsection 3.8; or

        (b) change its name, identity or corporate structure to such an extent that any financing statement filed by the Bank in connection with this Agreement would become seriously misleading.

        4.5. Further Identification of Collateral. The Borrower will furnish to the Bank from time to time statements and schedules further identifying and describing the Collateral and such other reports in connection with the Collateral as the Bank may reasonably request, all in reasonable detail.

        4.6. Payment of Obligations. The Borrower will pay and discharge or otherwise satisfy at or before maturity or before they become delinquent, as the case may be, in its ordinary course of business all taxes, assessments and governmental charges or levies imposed upon the Collateral or in respect of income or profits therefrom, as well as all claims of any kind against or with respect to the Collateral, except that no such charge need be paid if the amount or validity thereof is currently being contested in good faith by appropriate proceedings, reserves in conformity with GAAP with respect thereto have been provided on the books of the Borrower and such proceedings do not involve any material danger of the sale, forfeiture or loss of any of the Collateral or any interest therein.

        4.7. Limitation on Dispositions and Liens.

        (a) The Borrower will not sell, transfer, lease or otherwise dispose of any of the Collateral, or attempt, offer or contract to do so, except as permitted pursuant to this Agreement or the Loan Agreement.

        (b) The Borrower will not create, incur or permit to exist any Lien or claim on or to the Collateral, other than the security interests created hereby and other than as permitted pursuant to this Agreement or the Loan Agreement.

        4.8. Indemnification. The Borrower agrees to pay, and to hold the Bank harmless from, any and all liabilities, costs and expenses (including, without limitation, reasonable legal fees and expenses) with respect to the execution, delivery, enforcement, performance and administration of this Agreement (“indemnified liabilities”), provided that the Borrower shall have no obligation hereunder to the Bank with respect to indemnified liabilities arising from the gross negligence or willful misconduct of the Bank. The agreements in this subsection shall survive repayment of the Secured Obligations.

        4.9. Notices. The Borrower will advise the Bank promptly, in reasonable detail, at its address provided in the Loan Agreement of (a) any Lien (other than security interests created hereby or Liens permitted under the Loan Agreement or this Agreement) on any of the Collateral and (b) the occurrence of any other event which could reasonably be expected to have a material adverse effect on the aggregate value of the Collateral or on the security interests created hereby.

        4.10. Other Actions. Further to ensure the attachment, perfection and ability of the Bank to enforce, the Bank’s Lien in the Collateral, the Borrower agrees, in each case at the Borrower’s own expense, to take the following actions with respect to the following Collateral:

        (a) Promissory Notes and Tangible Chattel Paper. If the Borrower shall at any time hold or acquire any promissory notes or tangible chattel paper, the Borrower shall forthwith endorse, assign, and deliver the same to the Bank, accompanied by such instruments of transfer or assignment duly executed in blank as the Bank may from time to time specify.

        (b) Deposit Accounts. For each deposit account that the Borrower at any time opens or maintains, the Borrower shall, at the Bank’s request and option, pursuant to an agreement in form and substance satisfactory to the Bank, either (i) cause the depositary bank to agree to comply at any time with instructions from the Bank to such depositary bank directing the disposition of funds from time to time credited to such deposit account, without further consent of the Borrower, or (ii) arrange for the Bank to become the customer of the depositary bank with respect to the deposit account, with the Borrower being permitted, only with the consent of the Bank, to exercise rights to withdraw funds from such deposit account. The provisions of this paragraph shall not apply to (A) any deposit account for which the Borrower, the depositary bank and the Bank have entered into a cash collateral agreement specially negotiated among the Borrower, the depositary bank, and the Bank for the specific purpose set forth therein, (B) deposit accounts for which the Bank is the depositary, and (C) any deposit account for fiduciary or special purposes for which the Bank has expressly excluded from this paragraph in a writing to the Borrower. The Borrower agrees that it will not open any new deposit accounts, other than with the Bank and/or Signature Bank, without giving the Bank at least five (5) Business Day’s prior written notice.

        (c) Other Actions as to Any and All Collateral. The Borrower further agrees to take any other action reasonably requested by the Bank to ensure the attachment, perfection, and ability of the Bank to enforce, the Bank’s Lien in any of the Collateral, including, without limitation, (i) complying with any provision of any statute, regulation, or treaty of the United States as to any Collateral if compliance with such provision is a condition to attachment, perfection, or ability of the Bank to enforce, the Bank’s Lien in such Collateral, (ii) obtaining governmental and other third-party consents and approvals, including, without limitation, any consent of any licensor, lessor, or other Person obligated on Collateral, and (iii) taking all actions required by any earlier versions of the Uniform Commercial Code or by other law, as applicable in any relevant Uniform Commercial Code jurisdiction, or by other law as applicable in any foreign jurisdiction.

        5.     Provisions Relating to Receivables.

        5.1. Borrower Remains Liable under Receivables. Anything herein to the contrary notwithstanding, the Borrower shall remain liable under each of the Receivables to observe and perform all the conditions and obligations to be observed and performed by it thereunder, all in accordance with the terms of any agreement giving rise to each such Receivable. The Bank shall not have any obligation or liability under any Receivable (or any agreement giving rise thereto) by reason of or arising out of this Agreement or the receipt by the Bank of any payment relating to such Receivable pursuant hereto, nor shall the Bank be obligated in any manner to perform any of the obligations of the Borrower under or pursuant to any Receivable (or any agreement giving rise thereto), to make any payment, to make any inquiry as to the nature or the sufficiency of any payment received by it or as to the sufficiency of any performance by any party under any Receivable (or any agreement giving rise thereto), to present or file any claim, to take any action to enforce any performance or to collect the payment of any amounts which may have been assigned to it or to which it may be entitled at any time or times.

        5.2. Analysis of Receivables. The Bank shall have the right to make test verifications of the Receivables in accordance with Section 9.3 of the Loan Agreement.

        5.3. Collections on Receivables.

        (a) The Bank hereby authorizes the Borrower to collect the Receivables out of the Lockbox Accounts in accordance with its ordinary course of business; provided that, the Bank may curtail or terminate said authority at any time when an Event of Default has occurred and is continuing and may then, in addition to exercising any and all other remedies it has under this Agreement, the other Loan Documents, the Code or at law, send its notice of exclusive control over the Lockbox Accounts to the depositary banks thereof pursuant to the Bank of America Lockbox Deposit Account Control Agreement and the Signature Bank Lockbox Account Control Agreement, as the case may be, and/or notify, or cause the Borrower to notify, the obligors on the Receivables to make all payments on the Receivables directly to the Lockbox or the Bank in accordance with the provisions of subsection 7.1. If required by the Bank at any time when an Event of Default has occurred and is continuing, any payments of Receivables not made to the Lockbox, if received by the Borrower, (1) shall be forthwith (and, in any event, within one Business Day after receipt thereof) deposited by the Borrower in the exact form received, duly indorsed by the Borrower to the Bank if required, in a non-interest bearing cash collateral account to be established with the Bank upon its request after an Event of Default (the “Collateral Account”), subject to withdrawal by the Bank only as provided in subsection 6.3, and (2) until so turned over, shall be held by the Borrower in trust for the Bank, segregated from other funds of the Borrower.

        (b) Each such deposit of Proceeds of Receivables shall be accompanied by a report (in the form customarily prepared by the Borrower for its internal purposes) identifying in reasonable detail the nature and source of the payments included in the deposit.

        (c) At the Bank’s request at any time when an Event of Default has occurred and is continuing, the Borrower shall deliver to the Bank all original and other documents, books and records evidencing, and relating to, the Receivables and the agreements and transactions which gave rise to the Receivables, including, without limitation, all original orders, invoices and shipping receipts.

        5.4. Additional Representations and Warranties.

        (a) No amount payable to the Borrower under or in connection with any Receivable is evidenced by any instrument or chattel paper which has not been delivered to the Bank.

        ( b) The amounts represented by the Borrower to the Bank from time to time as owing to the Borrower in respect of the Receivables will at such times be accurate in all material respects.

        5.5. Covenants.

        (a) Other than in the ordinary course of business, the Borrower will not (i) grant any extension of the time of payment of any Receivable, (ii) compromise or settle any Receivable for less than the full amount thereof, (iii) release, wholly or partially, any Person liable for the payment of any Receivable, (iv) allow any credit or discount whatsoever on any Receivable, (v) amend, supplement or modify any Receivable in any manner that could adversely affect the value thereof or (vi) fail to exercise promptly and diligently each and every material right which it may have under each agreement giving rise to a Receivable (other than any right of termination).

        (b) The Borrower will deliver to the Bank a copy of each material demand, notice or document received by it that questions the validity or enforceability of more than 5% of the aggregate amount of the then outstanding Receivables.

        6.    Remedies.

        6.1. Notice to Obligors. At any time when an Event of Default has occurred and is continuing, the Bank may, in addition to exercising any and all other remedies it has under this Agreement, the other Loan Documents, the Code or at law, send its notice of exclusive control over the Lockbox Accounts to the depositary banks thereof pursuant to the Bank of America Lockbox Deposit Account Control Agreement and the Signature Bank Lockbox Account Control Agreement, as the case may be, and/or notify, or cause the Borrower to notify, the obligors on the Receivables that the Receivables have been assigned to the Bank and that payments in respect thereof shall be made directly to the Bank.

        6.2. Proceeds to be Turned Over To Bank. In addition to the rights of the Bank specified in subsection 5.3 with respect to payments of Receivables, when an Event of Default has occurred and is continuing, all payments or Proceeds received by the Borrower with respect to Receivables (notwithstanding the Borrower’s instructions on all invoices issued after the date of this Agreement to send payments on such invoices directly to the Lockbox Account) consisting of cash, checks and other near-cash items, or otherwise shall be held by the Borrower in trust for the Bank, segregated from other funds of the Borrower, and shall, forthwith upon receipt by the Borrower, be turned over to the Bank in the exact form received by the Borrower (duly indorsed by the Borrower to the Bank, if required) and held by the Bank in the Collateral Account. All Proceeds while held by the Bank in the Collateral Account (or by the Borrower in trust for the Bank) shall continue to be held as collateral security for all the Secured Obligations and shall not constitute payment thereof until applied as provided in subsection 6.3.

        6.3. Application of Proceeds. At such intervals as may be agreed upon by the Borrower and the Bank, or, if an Event of Default has occurred and is continuing, at any time at the Bank’s election, the Bank may apply all or any part of Proceeds held in any Collateral Account in payment of the Secured Obligations in such order as the Bank may elect, and any part of such funds which the Bank elects not so to apply and deems not required as collateral security for the Secured Obligations shall be paid over from time to time by the Bank to the Borrower or to whomsoever may be lawfully entitled to receive the same. Any balance of such Proceeds when no Event of Default is continuing shall be paid over to the Borrower or to whomsoever may be lawfully entitled to receive the same. Any balance of such Proceeds remaining after the Secured Obligations shall have been paid in full shall be paid over to the Borrower or to whomsoever may be lawfully entitled to receive the same.

        6.4. Code Remedies. If an Event of Default has occurred and is continuing, the Bank may exercise, in addition to all other rights and remedies granted to it in this Agreement and in any other instrument or agreement securing, evidencing or relating to the Secured Obligations, all rights and remedies of a secured party under the Code. Without limiting the generality of the foregoing, if an Event of Default has occurred and is continuing, the Bank, without demand of performance or other demand, presentment, protest, advertisement or notice of any kind (except any notice required by law referred to below) to or upon the Borrower or any other Person (all and each of which demands, defenses, advertisements and notices are hereby waived), may in such circumstances forthwith collect, receive, appropriate and realize upon the Collateral, or any part thereof, and/or may forthwith sell, lease, assign, give option or options to purchase, or otherwise dispose of and deliver the Collateral or any part thereof (or contract to do any of the foregoing), in one or more parcels at public or private sale or sales, at any exchange, broker’s board or office of the Bank or elsewhere upon such terms and conditions as it may deem advisable and at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. The Bank shall have the right upon any such public sale or sales, and, to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption in the Borrower, which right or equity is hereby waived or released. To the extent permitted by applicable law, the Borrower waives all claims, damages and demands it may acquire against the Bank arising out of the exercise by it of any rights hereunder, except for bad faith, willful misconduct and gross negligence. If any notice of a proposed sale or other disposition of Collateral shall be required by law, such notice shall be deemed reasonable and proper if given at least 10 days before such sale or other disposition.

        7.    Bank’s Appointment as Attorney-in-Fact: Bank’s Performance of Borrower’s Obligations.

        7.1. Powers. The Borrower hereby irrevocably constitutes and appoints the Bank and any officer or agent thereof, with full power of substitution, as its true and lawful attorney-in-fact with full irrevocable power and authority in the place and stead of the Borrower and in the name of the Borrower or in its own name, for the purpose of carrying out the terms of this Agreement to take any and all appropriate action and to execute any and all documents and instruments which may be necessary or desirable to accomplish the purposes of this Agreement, and, without limiting the generality of the foregoing, the Borrower hereby gives the Bank the power and right, on behalf of the Borrower, without notice to or assent by the Borrower, to do any or all of the following:

        (a) at any time when an Event of Default has occurred and is continuing, in the name of the Borrower or its own name, or otherwise, take possession of and indorse and collect any checks, drafts, notes, acceptances or other instruments for the payment of moneys due under any Receivable or with respect to any other Collateral and file any claim or take any other action or proceeding in any court of law or equity or otherwise deemed appropriate by the Bank for the purpose of collecting any and all such moneys due under any Receivable or with respect to any other Collateral whenever payable;

        (b) pay or discharge taxes and Liens levied or placed on or threatened against the Collateral;

        (c) execute, in connection with any sale provided for in subsection 6.4, any endorsements, assignments or other instruments of conveyance or transfer with respect to the Collateral; and

        (d) at any time when an Event of Default has occurred and is continuing, (1) direct any party liable for any payment under any of the Collateral to make payment of any and all moneys due or to become due thereunder directly to the Bank or as the Bank shall direct; (2) ask or demand for, collect, receive payment of and receipt for, any and all moneys, claims and other amounts due or to become due at any time in respect of or arising out of any Collateral; (3) sign and indorse any invoices, drafts against debtors, assignments, verifications, notices and other documents in connection with any of the Collateral; (4) commence and prosecute any suits, actions or proceedings at law or in equity in any court of competent jurisdiction to collect the Collateral or any thereof and to enforce any other right in respect of any Collateral; (5) defend any suit, action or proceeding brought against the Borrower with respect to any Collateral; (6) settle, compromise or adjust any such suit, action or proceeding and, in connection therewith, to give such discharges or releases on commercially reasonable terms as the Bank may deem appropriate; (7) send its notice of exclusive control over the Lockbox Accounts and other Borrower deposit accounts to the depositary banks thereof pursuant to the Bank of America Lockbox Deposit Account Control Agreement, the Bank of America Other Deposit Account Control Agreement, and the Signature Bank Lockbox Account Control Agreement, as the case may be, and (8) generally, sell, transfer, pledge and make any agreement with respect to or otherwise deal with any of the Collateral as fully and completely as though the Bank were the absolute owner thereof for all purposes, and do, at the Bank’s option and at the expense of the Borrower, at any time, or from time to time, all acts and things on commercially reasonable terms which the Bank deems necessary to protect, preserve or realize upon the Collateral and the Bank’s security interest therein and to effect the intent of this Agreement, all as fully and effectively as the Borrower might do.

        7.2. Performance by Bank of Borrower’s Obligations. If the Borrower fails to perform or comply with any of its agreements contained herein, the Bank, at its option, but without any obligation so to do, may perform or comply, or otherwise cause performance or compliance, with such agreement.

        7.3. Borrower’s Reimbursement Obligation. The expenses of the Bank incurred in connection with actions undertaken as provided in this Section, together with interest thereon at a rate equal to the rate per annum at which interest would then be payable if the Loan is past due under the Loan Agreement, from the date of payment by the Bank, to the date reimbursed by the Borrower, shall be payable by the Borrower to the Bank on demand.

        7.4. Ratification: Power Coupled With An Interest. The Borrower hereby ratifies all that said attorneys shall lawfully do or cause to be done by virtue hereof in accordance with the terms of this Agreement. All powers, authorizations and agencies contained in this Agreement are coupled with an interest and are irrevocable until this Agreement is terminated and the security interests created hereby are released.

        8.    Duty of Bank. The Bank’s sole duty with respect to the custody, safekeeping and physical preservation of the Collateral in its possession, under Section 9-207 of the Code or otherwise, shall be to deal with it in the same manner as the Bank deals with similar property for its own account. Neither the Bank, nor any of its officers, directors, employees or agents shall be liable for failure to demand, collect or realize upon any of the Collateral or for any delay in doing so or shall be under any obligation to sell or otherwise dispose of any Collateral upon the request of the Borrower or any other Person or to take any other action whatsoever with regard to the Collateral or any part thereof. The powers conferred on the Bank hereunder are solely to protect the Bank’s interests in the Collateral and shall not impose any duty upon the Bank to exercise any such powers. The Bank shall be accountable only for amounts that it actually receives as a result of the exercise of such powers, and neither it nor any of its officers, directors, employees or agents shall be responsible to the Borrower for any act or failure to act hereunder, except for their own gross negligence or willful misconduct.

        9.    Financing Statements. The Borrower authorizes the Bank to file financing statements with respect to the Collateral in such form and in such filing offices as the Bank reasonably determines appropriate to perfect the security interests of the Bank under this Agreement; provided that the Bank provides the Borrower with a copy of any such filing.

        10.    Notices. All notices, requests and demands to or upon the Bank or the Borrower shall be given as provided in Section 12.1 of the Loan Agreement.

        11.    Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

        12.    Amendments in Writing: No Waiver: Cumulative Remedies.

        12.1. Amendments in Writing. None of the terms or provisions of this Agreement may be waived, amended, supplemented or otherwise modified except by a written instrument executed by the Borrower and the Bank, provided that any provision of this Agreement imposing obligations on the Borrower may be waived by the Bank in a written instrument executed by the Bank.

        12.2. No Waiver by Course of Conduct. The Bank shall not by any act (except by a written instrument pursuant to subsection 12.1), delay, indulgence, omission or otherwise be deemed to have waived any right or remedy hereunder or to have acquiesced in any Default or in any breach of any of the terms and conditions hereof. No failure to exercise, nor any delay in exercising, on the part of the Bank, any right, power or privilege hereunder shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. A waiver by the Bank of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which the Bank would otherwise have on any future occasion. If there is any direct conflict between the covenants of this Agreement and the covenants of the Loan Agreement as to any matter, then the covenants of the Loan Agreement shall control as to such matter.

        12.3. Remedies Cumulative. The rights and remedies herein provided are cumulative, may be exercised singly or concurrently and are not exclusive of any other rights or remedies provided by law.

        13.    Section Headings. The Section and subsection headings used in this Agreement are for convenience of reference only and are not to affect the construction hereof or be taken into consideration in the interpretation hereof.

        14.    Successors and Assigns. This Agreement shall be binding upon the successors and assigns of the Borrower and shall inure to the benefit of the Bank and its successors and assigns; provided that, the Borrower may not assign, transfer or delegate any of its rights or obligations under this Agreement without the prior written consent of the Bank.

        15.    GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

        16.    Suretyship Waivers. The Borrower waives demand, notice, protest, notice of acceptance of this Agreement, notice of loans made, credit extended, Collateral received or delivered or other action taken in reliance hereon, and all other demands and notices of any description other than those expressly set forth in the Loan Documents to which it is a party. With respect to both the Secured Obligations and the Collateral, the Borrower assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange, or release of or failure to perfect any Lien in any Collateral, to the addition or release of any party or Person primarily or secondarily liable, to the acceptance of partial payment thereon and the settlement, compromising, or adjusting of any thereof, all in such manner and at such time or times as the Bank may deem advisable. The Bank shall have no duty as to collection or protection of the Collateral or any income thereon, nor as to the preservation of rights against prior parties, nor as to the preservation of any rights pertaining thereto beyond the safe custody thereof as set forth in Section 8 hereof. The Borrower further waives any and all other suretyship defenses.

        17.    Marshalling. The Bank shall not be required to marshal any present or future collateral security (including, but not limited to, this Agreement and the Collateral) for, or other assurances of payment of, the Secured Obligations or any of them or to resort to such collateral security or other assurances or payment in any particular order, and all of its rights hereunder and in respect of such collateral security and other assurances of payment shall be cumulative and in addition to all other rights, however existing or arising. To the extent that it lawfully may, the Borrower hereby agrees that it will not invoke any law relating to the marshalling of collateral which might cause delay in or impede the enforcement of the Bank’s rights under this Agreement or under any instrument creating or evidencing any of the Secured Obligations or under which any of the Secured Obligations is outstanding or by which any of the Secured Obligations is secured or payment thereof is otherwise assured, and, to the extent that it lawfully may, the Borrower hereby irrevocably waives the benefits of all such laws.

[SIGNATURE PAGE NEXT]

        IN WITNESS WHEREOF, the undersigned has caused this Security Agreement to be duly executed and delivered as of the date first above written.

LUMENIS INC. BY : /S/ Kevin Morano —————————————— Kevin Morano President and Chief Financial Officer

Exhibit B

SCHEDULE 3.9

DEPOSIT ACCOUNTS
(Other than the Bank Of America Lockbox Account and the Bank of America Other Deposit Accounts)

Exhibit C

DISBURSEMENT REQUEST

To:	Bank Hapoalim B.M. New York Branches 1177 Avenue of the Americas New York, New York 10036

        This Disbursement Request is given pursuant to 2.1 of the Loan Agreement dated as of November 13, 2003 (as amended, supplemented or otherwise modified from time to time, the "Loan Agreement"), by and between LUMENIS INC., a Massachusetts corporation (the "Borrower"), and BANK HAPOALIM, B.M., an Israeli banking corporation acting through its New York Branches (the "Lender"). Any and all initially capitalized terms used herein have the meanings ascribed thereto in the Loan Agreement unless otherwise specifically defined herein.

        The undersigned hereby gives Lender irrevocable notice that it requests the making of an Advance under the Loan Agreement as follows:

        1. Date of Advance. The requested date of the proposed Advance is _______, 20__.

        2. Amount of Advance. The principal amount of the requested Advance is: $______________.

        3. Use of Proceeds of Advance. The undersigned confirms that the proceeds of the requested Advance shall be utilized by the Borrower as working capital, to pay fees and expenses related to the Loan Agreement or for the Borrower's general corporate purposes, including, without limitation, repayment of Intercompany Debt, and that no proceeds of any Advance shall be given or otherwise made available to the Parent or any of its Subsidiaries unless in connection with the repayment of outstanding Intercompany Debt owing by the Borrower.

        The undersigned hereby certifies that it is in compliance with all terms, conditions and covenants, including, without limitation, Sections 10.7 and 10.8 of the Loan Agreement, and to the best knowledge of the undersigned, after diligent inquiry, no Default or Event of Default exists as of the date hereof or could result after giving effect to this Disbursement Request.

Dated:________________, 20__	LUMENIS, INC. BY : —————————————— Name: Title:

Exhibit D

BORROWING BASE REPORT CERTIFICATE

To:	Bank Hapoalim B.M. New York Branches 1177 Avenue of the Americas New York, New York 10036

        This certificate is submitted pursuant to the Loan Agreement dated as of November 13, 2003, between LUMENIS INC. (the "Borrower") and Bank Hapoalim B.M., an Israeli banking corporation acting through its New York Branches (the "Bank") as may be amended from time to time (the "Loan Agreement"). The Bank has been granted a security interest in the Accounts referred to in Schedule 1 attached hereto pursuant to the Loan Documents. Unless otherwise indicated, capitalized terms used herein have the meanings ascribed to them in the Loan Agreement.

        The undersigned hereby certifies to the best of its knowledge after due inquiry that (i) the amounts set forth in Schedule 1 attached hereto are true and correct in all material respects, (ii) the calculations determined in Schedule 1 attached hereto are determined in accordance with the Loan Agreement, and (iii) except as noted and except for such provisions that are subject to the Bank's discretion, the exercise of which the Bank has not so notified us in writing, none of the Eligible Accounts referred to in Schedule 1 attached hereto falls within the ineligible or prohibited categories of Eligible Accounts as noted in the Loan Agreement. The undersigned further confirms to the best of its knowledge after due inquiry that the Bank has a perfected first priority security interest in all Eligible Accounts of the Borrower, subject to Permitted Encumbrances.

Date:	LUMENIS INC. BY : —————————————— Name: Title:

SCHEDULE 1

[BORROWER'S FORM OF AGREED UPON SPREADSHEET TO BE ATTACHED]

Schedule 1.1:  Bank of America Other Deposit Accounts

Account Number	Description

14876-03760	Payroll – ZBA - Vendor Payroll, Full A/R PDR Detail, Stops
2115005123954	FundSweep Acct
14878-03764	Concentration - BAMTRAC: CDR/Wires, PDR/ Bal & Detail, GMTS, FX Wires & Drafts, MicroCash
14990-13958	HGM –Salt Lake City Disbursement – ZBA - Full AR, Positive Pay, CD Rom, CDRom/CD Stops
14872-03762	Wire Disbursement - ZBA - PDR/Detail, Stops GMTS, FX Wires & Drafts
14870-03763	STAR Disbursement - ZBA - Full AR, PDR/Detail, CDRom, Stops, GMTS
14874-03761	A/P Disbursement – ZBA
14990-14165	Flex Spending

14874-03785	401K (Stock Options)
14878-03769	Health / Self-Insurance

Schedule 7.13:  Permitted Indebtedness (excluding Intercompany Debt)

Beneficiary	Purpose	L/C Amount	Amount	Bank	Investment

Liberty Mutual	Syneron Lawsuit – surety bond	$400,000.00	$400,000.00	Bank of America	Certificate of Deposit
Frapag New England Realty, Inc.	Norwood Building – security deposit	$250,000.00	$257,000.00	Bank of America	Certificate of Deposit
Kemper Insurance	Workers Comp – security deposit	$185,000.00	$200,000.00	Bank Leumi	Certificate of Deposit

Exhibit 10.2

OPTION AGREEMENT

    THIS OPTION AGREEMENT (this “Agreement”), dated as of November 19, 2003 is made and entered into by and between LUMENIS LTD.(formerly ESC MEDICAL SYSTEMS LTD.), a company incorporated under the laws of the State of Israel (“LUMENIS”), and BANK HAPOALIM B.M., an Israeli banking corporation (the “Bank”).

RECITALS

           WHEREAS, the Bank has heretofore made certain loans and other extensions of credit to LUMENIS and Lumenis Holdings Inc. (“Holdings”) (collectively, the “Debt Previously Contracted”); and

           WHEREAS, LUMENIS and Holdings have requested the Bank to grant certain waivers and make certain amendments in connection with the Debt Previously Contracted; and

           WHEREAS, in order to induce the Bank to grant such waivers and make such amendments in connection with the Debt Previously Contracted, LUMENIS and the Bank have agreed to execute and deliver this Agreement;

           NOW, THEREFORE, for valuable consideration, the receipt and adequacy of which are hereby acknowledged, LUMENIS and the Bank hereby agree as follows:

    1.  Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

    “Closing Price” means, as of any day, the closing bid price reported on the NASDAQ National Market System for a share of LUMENIS Stock on such day.

    “Governmental Authority” shall mean any court, tribunal, arbitrator, authority, agency, commission, official or other instrumentality of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision.

    “Lien”shall mean, with respect to any Person, any mortgage, lien, pledge, hypothecation, charge, security interest or other encumbrance, or any interest or title of any vendor, lessor, lender or other secured party to or of such Person under any conditional sale or other title retention agreement or a capital lease, upon or with respect to any property or asset of such Person (including without limitation in the case of shares of stock, shareholder agreements, voting trust agreements and all similar arrangements).

    “LUMENIS Stock” means the ordinary shares, par value NIS 0.1 per share, issued by LUMENIS.

    “Person”shall mean any individual or general partnership, limited partnership, limited liability company, corporation, joint venture, trust, estate, business trust, co-operative, association, unincorporated organization, Governmental Authority or other entity, and where the context so admits, the legal representatives, successors in interest and permitted assigns of such Person.

    “Public Offering” means any public offering pursuant to an effective registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”), or any other securities law of any other jurisdiction, covering the offering and sale of shares of LUMENIS Stock for the account of LUMENIS (other than a registration statement effected solely to implement an employee benefit plan, a transaction in which Rule 145 of the United States Securities and Exchange Commission is applicable or any other form or type of registration in which LUMENIS Stock cannot be included pursuant to United States Securities and Exchange Commission rules and practice).

    2. Grant of Option. Upon the terms and subject to the conditions set forth herein, LUMENIS hereby grants to the Bank or to any of its subsidiaries (the Bank or any such subsidiary, the “Optionee”), the irrevocable right and option (the “Option”) to purchase from LUMENIS up to 7,824,000 shares of LUMENIS Stock (the “Option Shares”), at a price per share equal to the Purchase Price (as defined below). The decision to elect to exercise the Option shall be in the sole discretion of the Optionee, and the Optionee shall incur no liability whatsoever to any Person for any failure to exercise the Option.

    3. Purchase Price.

    (a)        The purchase price (the “Purchase Price”) for the Option Shares shall be the Closing Price in effect immediately preceding the execution of this Agreement, which is US$1.97 (One and 97/100 United States Dollars) per Option Share, subject to adjustment as set forth herein.

    (b)        LUMENIS shall not, without the prior written consent of the Bank, at any time during the Exercise Period, (i) issue any LUMENIS Stock or any securities convertible or exercisable into LUMENIS Stock (other than issuances as part of any employee stock option plan, employee stock plan or S-8 of LUMENIS , and issuances to directors, consultants and luminaries, provided that, issuances to directors, consultants and luminaries may not exceed, without the Bank’s prior written consent, an aggregate amount per annum equal to the average per annum of the amount of issuances to such three groups during the immediately preceding three years) for a purchase price or exercise price less than the Purchase Price hereof, or (ii) engage or participate in a tender offer for LUMENIS Stock at a tender price less than the Purchase Price hereof.

    4. Exercise Period.Subject to Paragraph 7, this Option may be exercised, in part or in whole, during the period beginning on the date of this Option and ending on the tenth anniversary of the date hereof (the “Exercise Period”). Without derogating from Paragraph 7 below, at the end of the Exercise Period, the Option shall expire with respect to any Option Shares not then exercised and acquired.

    5. Adjustment of Purchase Price and Number of Option Shares. The number and kind of securities purchasable initially upon the exercise of this Option and the Purchase Price shall be subject to adjustment from time to time upon the occurrence of certain events, as follows:

    (a)        Adjustment for Share Splits and Combinations. If LUMENIS at any time or from time to time effects a subdivision of the outstanding shares of LUMENIS Stock, the number of shares of LUMENIS Stock issuable upon exercise of this Option immediately before the subdivision shall be proportionately increased, and conversely, if LUMENIS at any time or from time to time combines the outstanding shares of LUMENIS Stock, the number of shares of LUMENIS Stock issuable upon exercise of this Option immediately before the combination shall be proportionately decreased. Any adjustment under this Paragraph 5(a) shall become effective at the close of business on the date the subdivision or combination becomes effective.

    (b)        Adjustment for Certain Dividends and Distributions. In the event LUMENIS at any time, or from time to time makes or fixes a record date for the determination of holders of shares of LUMENIS Stock entitled to receive a dividend or other distribution payable in additional shares of LUMENIS Stock, then and in each such event the number of shares of LUMENIS Stock issuable upon exercise of this Option shall be increased as of the time of such issuance or, in the event such a record date is fixed, as of the close of business on such record date, by multiplying the number of shares of LUMENIS Stock issuable upon exercise of this Option by a fraction: (i) the numerator of which shall be the total number of shares of LUMENIS Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of LUMENIS Stock issuable in payment of such dividend or distribution, and (ii) the denominator of which is the total number of shares of LUMENIS Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date; provided, however, that if such record date is fixed and such dividend is not fully paid or if such distribution is not fully made on the date fixed thereof, the number of shares of LUMENIS Stock issuable upon exercise of this Option shall be recomputed accordingly as of the close of business on such record date and thereafter the number of shares of LUMENIS Stock issuable upon exercise of this Option shall be adjusted pursuant to this Paragraph 5(b) as of the time of actual payment of such dividends or distributions.

    (c)        Adjustments for Other Dividends and Distributions. In the event LUMENIS at any time or from time to time makes or fixes a record date for the determination of holders of shares of LUMENIS Stock entitled to receive a dividend or other distribution payable in securities of LUMENIS other than shares of LUMENIS Stock, then in each such event provision shall be made so that the Optionee shall receive upon exercise of this Option, in addition to the number of shares of LUMENIS Stock receivable thereupon, the amount of securities of LUMENIS that the Optionee would have received had this Option been exercised for shares of LUMENIS Stock immediately prior to such event (or the record date for such event) and had the Optionee thereafter, during the period from the date of such event to and including the date of exercise, retained such securities receivable by it as aforesaid during such period, subject to all other adjustments called for during such period under this Paragraph 5 and LUMENIS’ Articles of Association with respect to the rights of the Optionee.

    (d)        Adjustment for Reclassification, Exchange and Substitution. If the shares of LUMENIS Stock issuable upon the exercise of this Option are changed into the same or a different number of shares of any class or classes of shares, whether by recapitalization, reclassification or otherwise (other than a subdivision or combination of shares or shares dividend or a reorganization, merger, consolidation or sale of assets, provided for elsewhere in this Paragraph), then and in any such event the Optionee shall have the right thereafter to exercise this Option into the kind and amount of shares and other securities receivable upon such recapitalization, reclassification or other change, by holders of the number of shares of LUMENIS Stock for which this Option might have been exercised immediately prior to such recapitalization, reclassification or change, all subject to further adjustment as provided herein and under LUMENIS’ Articles of Association.

    (e)        Reorganization, Mergers, Consolidations or Sales of Assets. If at any time from time to time there is a capital reorganization of the shares of LUMENIS Stock (other than a recapitalization, subdivision, combination, reclassification or exchange of shares provided for elsewhere in this Paragraph) or a merger or consolidation of LUMENIS with or into another corporation, or the sale of all or substantially all of LUMENIS’ properties and assets to any other Person, then, as a part of such reorganization, merger, consolidation or sale, provision shall be made so that the Optionee shall thereafter be entitled to receive upon exercise of this Option, the number of shares or other securities or property of LUMENIS, or of the successor corporation resulting from such merger or consolidation or sale, to which a holder of shares of LUMENIS Stock deliverable upon conversion would have been entitled on such capital reorganization, merger, consolidation or sale. In any such case (except to the extent any cash or property is received in such transaction), appropriate adjustment shall be made in the application of the provisions of this subparagraph and LUMENIS’ Articles of Association with respect to the rights of the Optionee after the reorganization, merger, consolidation or sale to the end that the provisions of this subparagraph and LUMENIS’ Articles of Association (including adjustment of the number of shares of LUMENIS Stock issuable upon exercise of this Option) shall be applicable after that event and be as nearly equivalent to the provisions hereof as may be practicable.

    (f)        Other Transactions. In the event that LUMENIS shall issue shares to its shareholders as a result of a split-off, spin-off or the like, then LUMENIS shall complete such issuance or other action if, as part thereof, allowance is made to protect the economic interest of the Optionee either by increasing the number of Option Shares and/or by reducing proportionately the Purchase Price of the Option Shares and/or by procuring that the Optionee shall be entitled, on economically proportionate terms, to acquire additional shares of the spun-off or split-off entities.

    (g)        Notice of Capital Changes. If at any time LUMENIS shall offer for subscription pro rata to the holders of shares of LUMENIS Stock any additional shares of any class, other rights or any equity security of any kind, or there shall be any capital reorganization or reclassification of the capital shares of LUMENIS Stock or the consolidation or merger of LUMENIS with, or sale of all or substantially all of its assets to another company or there shall be a voluntary or involuntary dissolution, liquidation or winding up of LUMENIS, or other transaction described in this Paragraph 5, then, in any one or more of said cases, LUMENIS shall give the Optionee, by registered or certified mail, postage prepaid, a written notice containing a brief description of the proposed action and stating the date on which (i) a record is to be taken for the purpose of such subscription or other rights, or (ii) such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up is to take place, as the case may be. Such notice shall also specify the date as of which the holders of record of shares of LUMENIS Stock shall participate in such subscription rights, or shall be entitled to exchange their shares of LUMENIS Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up, as the case may be. Such written notice shall be given at least fourteen (14) days prior to the action in question, and not less than fourteen (14) days prior to the record date in respect thereto.

    (h)        Adjustment of Purchase Price. Upon each adjustment in the number of shares of LUMENIS Stock purchasable hereunder, the purchase price per share shall be proportionately increased or decreased, as the case may be, in a manner that is the inverse of the manner in which the number of shares of LUMENIS Stock purchasable hereunder shall be adjusted. In the event that LUMENIS shall hereafter issue any additional shares of LUMENIS Stock or any securities convertible into or exchangeable for LUMENIS Stock or any warrants, options or other rights to acquire shares of LUMENIS Stock or such convertible securities, pursuant to Paragraph 5(c) hereof, then the Purchase Price for the Option Shares purchasable hereunder shall, at the sole option of the Optionee and in lieu of any adjustment pursuant to such Paragraph, be reduced by an amount equal to the Fair Market Value of such stock, securities, warrants, options or rights as of the date of such initial issuance thereof, without giving effect to any withholding or other taxes, charges, imposts or duties. In the event that LUMENIS shall hereafter pays any dividend or makes any distribution payable in additional shares of LUMENIS Stock pursuant to Paragraph 5(b) hereof, then the Purchase Price for the Option Shares purchasable hereunder shall, at the sole option of the Optionee and in lieu of any adjustment in the number of Option Shares purchasable hereunder pursuant to such Paragraph, be reduced by an amount equal to the amount of all such payments and dividends, without giving effect to any withholding or other taxes, charges, imposts or duties.

    (i)        Notice of Adjustments. Whenever the Purchase Price or the number of shares of LUMENIS Stock purchasable hereunder shall be adjusted pursuant to Paragraph 5 hereof, LUMENIS shall prepare a certificate signed by the chief financial officer of LUMENIS setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated, and the Purchase Price and the number of shares of LUMENIS Stock purchasable hereunder after giving effect to such adjustment, and shall cause copies of such certificate to be mailed (by first class mail, postage prepaid) to the Optionee.

    (j)        Adjustment Proportionate; Rounding Upward. Any adjustment under this Paragraph 5 in the number of Option Shares shall apply proportionately to only the unexercised portion of the Option. If fractions of a share would result from any such adjustment, the aggregate shares adjustment shall be revised to the next higher whole number of shares.

6. Method of Exercising Option and Payment of Purchase Price.

        The Option may be exercised, in whole or in part on any number of occasions during the Exercise Period, by the delivery by the Optionee to LUMENIS at its principal office (or such other office or agency of Lumenis as it may designate by notice in writing to the Holder at the address of such holder appearing on the books of Lumenis) of the attached Notice of Exercise, either by mail, fax, e-mail, or personal delivery, all in accordance with the provisions of Section 16 below, duly signed by a certified signatory of Optionee. The Notice of Exercise must be accompanied by payment in full of the aggregate Purchase Price for the Option Shares being purchased upon such exercise. Payment for such Option Shares shall be made in U.S. dollars by check payable to the order of LUMENIS or by wire transfer to an account designated by LUMENIS. Payment made after 14:00, Israel time, shall be deemed made on the subsequent Business Day. With respect to each such exercise of this Option, simultaneous with Optionee’s payment of the Purchase Price for the number of Option Shares indicated in the related Notice of Exercise, LUMENIS shall issue and deliver to Optionee a certificate or certificates evidencing such Option Shares registered in the name of Optionee or its designee. Upon receipt by LUMENIS of this Option at its office in proper form for exercise, Optionee shall be deemed to be the holder of record of the Option Shares transferable upon such exercise. If this Option should be exercised in part only, LUMENIS shall concurrently with the delivery of the certificates for purchased Option Shares, execute and deliver to the Optionee a new Option, on the same terms and conditions as this Option, evidencing the rights of the Optionee thereof to purchase the balance of the Option Shares. Furthermore, Lumenis undertakes to cooperate with Holder in good faith to effect any exercise of the Option and any permitted Transfer of the Option and/or the Option Shares.

7. Cashless Exercise.

        The Holder may elect to receive, without the payment by the Holder of any additional consideration, shares equal to the value of this Option or any portion hereof by the surrender of this Option or such portion to LUMENIS, with the net issue election notice annexed hereto duly executed, at the office of LUMENIS. Thereupon, LUMENIS shall issue to the Holder such number of fully paid Option Shares as is computed using the following formula:

X =	Y (A-B)

A
where	X =	the number of Option Shares to be issued to the Holder pursuant to this Section 7.

Y =	the number of Option Shares covered by this Option in respect of which the net issue election is made pursuant to this Section 7,

A =	the fair market value of one Option Share.

The “Fair market value” of an ordinary share shall mean:

I).	If LUMENIS’ ordinary shares are listed on a national securities exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation/National Market System (NASDAQ/NMS), then the closing or last sale price, respectively, reported for the Exercise Date.

II).	If LUMENIS’ ordinary shares are not listed on a national securities exchange or quoted on NASDAQ/NMS, but traded in the over the counter market, then the mean of the closing bid and asked prices as reported for the exercise date.

III).	If LUMENIS’ ordinary shares are not publicly traded, then as determined by an appraiser the identity of whom would be determined by the parties hereto. The costs and fees of the appraiser shall be borne solely by LUMENIS.

IV).	If the exercise date is the date of closing of a public offering of LUMENIS’ ordinary shares pursuant to an effective registration statement under the Securities Act, then the public offering price (before deduction of discounts, commissions or expenses) in such offering.

B =	the Purchase Price in effect under this Option at the time the net issue election is made pursuant to this Section 7.

For the removal of any doubt, it is agreed that section 5 hereof shall apply also to cashless exercise.

        8. Investment Representation. Optionee, and each of its subsidiaries who is issued Option Shares pursuant to this Agreement, represent that (i) it is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, or any successor federal statute, and (ii) any and all Option Shares purchased hereunder shall be acquired for investment only and without a view to the resale or distribution thereof, except in any case pursuant to the registration of such Option or Option Shares under the Securities Act or pursuant to a valid exemption from such registration requirement. If the Option Shares are not so registered, certificates for the Option Shares shall bear the legend set forth in Paragraph 12 hereof.

9. Exchange, Transfer, Assignment or Loss of Option.

    (a)        For purposes of this Agreement, “Transfer”, as to this Option, the Option Shares or any shares of LUMENIS Stock, means any transfer, sale, exchange, assignment, the creation of any Lien, option or right to purchase, and any other disposition of any kind, whether voluntary or involuntary, affecting title to, possession of or voting rights with respect thereto. Optionee and each of its subsidiaries who is issued Option Shares pursuant to this Agreement acknowledges that the Option and the Option Shares issuable upon exercise thereof have not been registered under the Securities Act, and agree that it will not Transfer any this Option or the Option Shares except upon the terms and conditions specified herein, and that it will cause any transferee thereof to agree to take and hold the same subject to the terms and conditions specified herein, provided that, Optionee or any holder of the Option Shares may sell Option Shares purchased upon exercise of this Option in one or more private transactions not requiring registration under the Securities Act or in one or more public sales in compliance with Rule 144 under the Securities Act. Prior to any Transfer of any Option Shares (other than a Transfer among Optionee and/or any of its affiliates), the holder thereof shall give written notice to LUMENIS of such holder’s intention to effect such Transfer and the identity of the proposed transferee. Each holder wishing to effect such a Transfer of the Option Shares shall also furnish to LUMENIS an agreement by the transferee thereof that it is taking and holding the same subject to the terms and conditions specified herein and, unless the transferee is an affiliate of such holder, a written opinion of such holder’s counsel, in form reasonably satisfactory to LUMENIS, to the effect that the proposed Transfer may be effected without registration under the Securities Act. The restrictions set forth in Paragraphs 8, 9 and 12 shall terminate and cease to be effective with respect to any Option Shares that are registered under the Securities Act or upon receipt by LUMENIS of an opinion of counsel, reasonably satisfactory to LUMENIS, to the effect that compliance with such restrictions is not necessary in order to comply with the Securities Act with respect to the Transfer of the Option Shares.

    (b)        Subject to the restrictions set forth herein, this Option is exchangeable, without expense, at the option of the Optionee, upon presentation and surrender hereof to LUMENIS or at the office of its stock transfer agent, if any, for other options of different denominations entitling the holder thereof to purchase in the aggregate the same number of Option Shares purchasable hereunder; Upon surrender of this Option to LUMENIS at its principal office or at the office of its stock transfer agent, if any, with the Assignment Form annexed hereto duly executed and funds sufficient to pay any transfer tax, LUMENIS shall, without charge, execute and deliver a new Option in the name of the assignee named in such instrument of assignment and this Option shall promptly be canceled; The term “Option” as used herein includes any Options into which this Option may be divided or exchanged. Upon receipt by LUMENIS of evidence satisfactory to it of the loss, theft, destruction or mutilation of this Option, and (in the case of loss, theft or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Option, if mutilated, LUMENIS will execute and deliver a new Option of like tenor and date.

    (c)        Notwithstanding anything in this Agreement to the contrary, if at any time prior to the occurrence of an Event of Default under the Debt Previously Contracted the Bank effects a Transfer of all or any part of the Option or Option Shares pursuant to this Agreement to a Person who is not a subsidiary of the Bank (a “Third-Party Transferee”), then such Transfer shall exclude all Demand registration rights under Section 14(b) of this Agreement; provided, however, (i) prior to the occurrence of an Event of Default under the Debt Previously Contracted, the Bank and any transferee who is a subsidiary of the Bank shall have all Demand registration rights as set forth in Sections 14(b) and 14(c) of this Agreement, and (ii) if at any time on and after the occurrence of an Event of Default under the Debt Previously Contracted, the Bank effects a Transfer of all or any part of the Option or Option Shares pursuant to this Agreement to a Third-Party Transferee, then such Transfer shall include all Demand registration rights then available and unused under Sections 14(b) and 14(c) of this Agreement.

        10. Representations, Warranties and Covenants of LUMENIS.
LUMENIS hereby represents and warrants to Optionee that:

    (a)        There has been reserved, and LUMENIS shall at all times keep reserved so long as the Option remains outstanding, out of its authorized LUMENIS Stock, such number of shares of LUMENIS Stock as shall be subject to purchase under the Option, and LUMENIS will supply every transfer agent for LUMENIS Stock and other securities of LUMENIS issuable upon exercise of the Option with duly executed stock and other certificates, as appropriate, for such purpose;

    (b)        Upon delivery of, and payment for the Option Shares as contemplated by this Agreement, the Optionee will acquire duly authorized, validly issued, fully paid and nonassessable Option Shares.

        11. Legend. Except as provided in Paragraph 9(a) hereof, each stock certificate evidencing the Option Shares issued to the Optionee or to any other Person in connection with a transfer pursuant to this Agreement shall include the following legend:

“THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”), OR UNDER ANY STATE SECURITIES LAWS, AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED OR QUALIFIED UNDER THE SECURITIES ACT AND UNDER SUCH LAWS, OR UNLESS AN EXEMPTION FROM REGISTRATION AND QUALIFICATION IS AVAILABLE. THE SALE, PLEDGE, HYPOTHECATION OR TRANSFER OF THE SHARES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO THE TERMS AND CONDITIONS OF A CERTAIN OPTION AGREEMENT DATED NOVEMBER __, 2003 TO WHICH THE ISSUER IS SUBJECT. A COPY OF SUCH AGREEMENT MAY BE OBTAINED UPON WRITTEN REQUEST TO THE SECRETARY OF THE ISSUER.”

        12. Fractional Interest. No fractional shares will be issued in connection with any exercise hereunder, but in lieu of such fractional shares LUMENIS shall round up the number of Option Shares to be issued.

        13. No Rights in Option Shares. Optionee shall have none of the rights of a shareholder with respect to the Option Shares unless and until the Option Shares are issued to it upon exercise of the Option.

        14. Registration Rights.

    (a)        If LUMENIS effects a registration with respect to the public resale by shareholders of any LUMENIS Stock under the Securities Act, or any other relevant securities laws of any other jurisdiction, the Optionee shall have the right to have included in such registered offering the Option Shares, on a pro rata basis with the other selling shareholders participating in such registered offering, in proportion to the respective holdings of Optionee and all such other selling shareholders.

    (b)        Optionee shall have the right, upon its written demand to LUMENIS (a “Demand”) at any time and from time to time thereafter (not to exceed a maximum aggregate of two (2) Demands; it being understood that the second Demand cannot be made prior to twelve (12) months after the first Demand was made by Optionee) to request LUMENIS to effect the registration under the Securities Act of the Option Shares (but not less than thirty-five percent (35%) of such Option Shares then owned by Optionee). Upon LUMENIS’ receipt of a Demand, LUMENIS shall be obligated to effect each such demand registration, and LUMENIS shall bear all expenses other than underwriting discounts and commissions, if any, in connection therewith, including, without limitation, all registration filing and qualification fees, printers’ and accounting fees, the fees and disbursements of one counsel for Optionee, provided that, (i) a registration will not constitute a demand registration under this Section 14 until it has been declared effective under the Securities Act, and (ii) no Person other than Optionee shall have any right to have securities included in any registration under this Section 14. Upon receipt of each Demand, LUMENIS shall as expeditiously as possible subject to applicable law, prepare and file with the United States Securities and Exchange Commission a registration statement on the appropriate form with respect to such Option Shares and use reasonable commercial efforts to cause such registration statement to become effective as soon as practicable after such filing.

    (c)        If the Board of Directors of LUMENIS, in its good faith judgment, reasonably determines that any registration of Option Shares should not be made because it would reasonably be expected to materially interfere with any material financing, acquisition, corporate reorganization or merger or other similar material transaction (other than in the ordinary course of business) involving LUMENIS or any of its subsidiaries or would not then comply with applicable securities regulations (a “Valid Business Reason”), LUMENIS may postpone filing a registration statement relating to a Demand until such Valid Business Reason no longer exists, but in no event for more than 90 days from the date of such Demand (such period of postponement, the “Postponement Period”); and LUMENIS shall give written notice of its determination to postpone a registration statement and of the fact that the Valid Business Reason for such postponement no longer exists, in each case, promptly after the occurrence thereof; provided, however, LUMENIS shall not be permitted to postpone a registration statement within 12 months after the expiration of any Postponement Period.

        15. Expenses. LUMENIS shall pay Israeli Stamp Duty, if any, on the issue of the Option Shares, and will notify the Israeli Companies Registrar of such issue within the time period required by law. The Stamp Duty on this Option, if any, will be paid in full by LUMENIS.

        16. Notices. All notices, requests and other communications to any party under this Option shall be in writing and shall be given to such party, by mail, telecopy, telex, personal delivery, fax, e-mail, or other customary means of delivery, addressed to it as set forth below or such other address or telex number as such party may in the future specify for such purpose by notice to the other party. Each such notice, request or communication shall be effective, if given by telex, fax or e-mail, after the date of dispatch of such communication is transmitted to the respective number specified below and the appropriate answerback is received, if given by mail, two days after such communication is deposited in the United States mails and sent by certified or registered mail, return receipt requested, with first class postage prepaid, addressed as aforesaid or if given by fax, e-mail, telecopy personal delivery, on the Business Day when received at the address specified below. “Business Day”means — a day on which banks are open for business in New York and in Israel.

Party If to LUMENIS: With a copy to:	Address

LUMENIS Ltd.
Yokneam Industrial Park,
P.O.B. 240, Yokneam 20692
Attention: President
Telephone: 04-9599000
Telecopier: 04-9599070

Zellermayer, Pelossof & Co.
Rubinstein House
20 Lincoln Street
Tel Aviv 67134
Attention: Dr. Avraham Ortal,
Advocate
Telephone: 03-6255555
Telecopier: 03-6255500

If to the Optionee: with a copy to:	Bank Hapoalim B.M.
63 Yehuda Halevy St
Tel Aviv
Attention: Mr. Ori Shalev
Telephone: 03-5674791
Telecopier: 03-5676008

Shaw Pittman
335 Madison Ave., 26th floor
New York, New York 10017-4605
Attention: John C. Simons, Esq.
Telephone: (212) 603-6848
Telecopier: (212) 603-6801

        Notice to any other Optionee shall be sent to the address indicated on the applicable Assignment Form.

        17. Governing Law/Submission to Jurisdiction.

    (a)              This Agreement shall be governed by the laws of the State of Israel. For the purposes of this Agreement LUMENIS hereby irrevocably submits to the exclusive jurisdiction of the competent courts in Tel-Aviv – Jaffa, Israel.

    (b)        LUMENIS agrees that any summons, notice or judgment or other legal process or document in connection with any proceedings referred to in sub-clause (a) hereof may be served upon it by delivering same to LUMENIS at its address set forth in Paragraph 16 and a copy to Zellermayer, Pelossof & Co., Advocates, 20 Lincoln Street, Tel Aviv, Israel 67134.

        18. Miscellaneous.

        This Agreement cannot be changed or terminated orally. This Agreement contains the entire agreement between the parties relating to the subject matter hereof. The paragraph headings herein are intended for reference only and shall not affect the interpretation hereof. This Agreement may be executed in any number of counterparts and by telecopier, each of which shall constitute an original, and all of which taken together shall constitute one and the same agreement. Except as specifically stated herein as constituting an explicit waiver or modification of any provision of a loan agreement or other document evidencing indebtedness owing from LUMENIS to the Optionee, nothing contained herein shall constitute a waiver or modification by the Optionee of any of the covenants, representations or agreements under such loan or other document. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, each of which shall remain in full force and effect.

        19. Successors and Assigns. This Agreement will inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

        20. Availability of Public Information. With a view to making available to the Optionee and any subsequent holder of the Option Shares the benefits of certain rules and regulations of the United States Securities Exchange Commission (the “SEC”) (including, without limitation, Rules 144 and 144A under the Securities Act), which may permit the sale of the Option Shares to the public or certain other institutions without registration, LUMENIS agrees to take any and all such actions as may be required of it to make available to the Optionee and such subsequent holders such benefits, including, without limitation, to:

    (i)        make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act or any successor provision thereto from and after the date LUMENIS first becomes subject to the provisions of Section 13 or 15(d) of the United States Securities Exchange Act of 1934, as amended, or any successor federal statute (the “Exchange Act”); and

    (ii)        file with the SEC in a timely manner all reports and other documents required of LUMENIS under the Securities Act and the Exchange Act from and after the date LUMENIS first becomes subject to the provisions of Section 13 or 15(d) of the Exchange Act; and

    (iii)        so long as the Optionee or any affiliate of the Optionee owns any Option or Option Shares, furnish to the Optionee forthwith upon request a written statement by LUMENIS as to compliance with the reporting requirements of Rule 144 or any successor provision thereto, and of the Securities Act and the Exchange Act, a copy of the most recent annual or quarterly report of LUMENIS filed with the SEC, in each case from and after the date LUMENIS first becomes subject to the provisions of Section 13 or 15(d) of the Exchange Act, and such other reports and documents of LUMENIS and other information in the possession of or reasonably obtainable by LUMENIS as the Optionee and its affiliates and subsequent holders of the Option Shares may reasonably request in availing itself of any rule or regulation of the SEC allowing the Optionee and its affiliates and subsequent holders of the Option Shares to sell any such securities without registration.

[SIGNATURE PAGE TO FOLLOW]

        IN WITNESS WHEREOF, the parties have executed this Option Agreement as of the day and year first above written.

BANK HAPOALIM B.M. BY: /S/ Rachel Arbel —————————————— R. Arbel Bank Hapoalim B.M

BY: /S/ Liora Ben-Ami —————————————— L. Ben Ami Bank Hapoalim B.M

LUMENIS LTD. BY: /S/ Avner Raz —————————————— Avner Raz President and Chief Executive Officer

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

NOTICE OF EXERCISE

To:

1.	The undersigned hereby elects to purchase _________ Option Shares, pursuant to the terms of the attached Option, and tenders herewith payment of the purchase price for such shares in full / requests Cashless Exercise of _______ Option Shares.

2.	In exercising this Option, the undersigned hereby confirms and acknowledges that the Option Shares are being acquired solely for the account of the undersigned (and not as a nominee for any other party) for investment, and that the undersigned will not offer, sell or otherwise dispose of any such Option Shares except under circumstances that will not result in a violation of the Securities Act or any state securities laws.

3.	Please issue a certificate representing said Option Shares in the name of the undersigned and deliver such certificate to the undersigned.

(Date)	(Print Name)

(Signature)

ASSIGNMENT FORM

        FOR VALUE RECEIVED,_________________________hereby sells, assigns and transfers unto

Name

(Please typewrite or print in block letters)

Address

and the above transferee hereby acquires and assumes the right to purchase Option Shares represented by this Option to the extent of ______ Option Shares as to which such right is exercisable and agrees to be bound by the terms and conditions of the Option.

Date

Transferor Signature

Transferee Signature

Exhibit 10.3

November 19, 2003

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel Aviv, Israel 6100

Re: Cash Fee – Ltd Stock Side Letter

Reference is made to the Loan Agreement dated March 26, 2002, as amended (the “2002 Loan Agreement”), between Lumenis Ltd. (“Ltd”) and Bank Hapoalim B.M. (the “Bank”). The 2002 Loan Agreement, together with all notes, guarantees, debentures, security agreements, pledge agreements and other collateral documents related thereto, as any of the foregoing may hereafter be further amended, are hereinafter collectively referred to as the “Loan Documents”). Unless otherwise defined herein, capitalized terms defined in the Loan Documents and used herein shall have the meanings given to such terms in the Loan Documents.

In consideration of the Bank granting certain waivers and/or amendments in connection with the Loan Documents, Ltd hereby agrees to pay the Bank, in addition to any other fees heretofore agreed to be paid to the Bank by Ltd and/or any of its subsidiaries, a cash fee as follows:

    1.        The Bank shall receive a cash fee based upon the average of the Closing Price of Ltd Stock over fifteen (15) consecutive trading days (the “Fixed Price Average”). The term “Closing Price” means, as of any day, the last traded price regular way reported on the NASDAQ National market System for a share of Ltd Stock. The term “Ltd Stock” means the ordinary shares, par value NIS 0.1 per share, issued by Ltd. During the term of this agreement, the fee specified below is earned whenever the Fixed Price Average is equal to or higher than the amount set forth opposite such fee below:

Amount of Fee Earned	Fixed Price Average
$7,000,000	$6.00
$7,500,000	$7.00

    2.        The maximum aggregate amount of cash fees that can be earned and are payable during the term of this agreement is $14,500,000. The cash fees are payable by Ltd to the Bank in cash on or before ninety (90) days after being earned, and if any such cash fee is not paid to the Bank by the Bank’s close of business on the tenth (10th) business days after the date such fee is due and payable, then such past due fee amount shall be added to the unpaid principal of the loans then outstanding under the 2002 Loan Agreement, and amortised and repaid pro rata with the principal installments of the loans in accordance with the regular principal amortisation schedule then in effect under the 2002 Loan Agreement. Any such pro rata unpaid past due fee amount shall earn interest prior to its scheduled amortisation payment date at the regular stated interest rate provided in the 2002 Loan Agreement, and on and after its scheduled amortisation payment date until paid in full, any such pro rata past due amount shall earn interest at the default interest rate provided in the 2002 Loan Agreement.

    3.        The undersigned parties to this letter agree (i) that the Loan Documents are hereby deemed amended to the extent necessary to include Ltd’s payment obligations under this letter as obligations secured by the Collateral described in the Loan Documents, and (ii) promptly to execute and/or deliver such additional instruments, documents and/or opinions, and/or make such additional filings and/or recordings, and/or take such further actions, all at the expense of the undersigned parties (other than the Bank), as the Bank may deem necessary or desirable in order to give the Bank the same lien priority and protection as to the Collateral with respect to Ltd’s obligations under this letter as the Bank has as to the Collateral with respect to the existing loan obligations under the Loan Documents.

    4.        This agreement has a term of ten (10) years, ending on the close of business (New York time) on the tenth anniversary of the date hereof.

    5.        This agreement shall be governed by and construed in accordance with the laws of the State of Israel.

Very truly yours, LUMENIS LTD. BY: /S/ Avner Raz —————————————— Avner Raz President and Chief Executive Officer

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

2

ACCEPTED AND AGREED TO
as of the date first above written:

BANK HAPOALIM B.M. BY: /S/ Rachel Arbel —————————————— R. Arbel Bank Hapoalim B.M.

BY: /S/ Liora Ben-Ami —————————————— L. Ben Ami Bank Hapoalim B.M.

3

Exhibit 10.4

November 19, 2003

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel Aviv, Israel 6100

Re: Cash Fee - Ltd Stock Side Letter

Reference is made to the Loan Agreement dated as of April 30, 2001, as amended (the “2001 Loan Agreement”), between Lumenis Holdings Inc. (“Holdings”) and Bank Hapoalim B.M. (the “Bank”). The 2001 Loan Agreement, together with all notes, guarantees, debentures, security agreements, pledge agreements and other collateral documents related thereto, as any of the foregoing may hereafter be further amended, are hereinafter collectively referred to as the “Loan Documents”). Unless otherwise defined herein, capitalized terms defined in the Loan Documents and used herein shall have the meanings given to such terms in the Loan Documents.

In consideration of the Bank granting certain waivers and/or amendments in connection with the 2001 Loan Agreement, including, without limitation, postponing and/or extending one or more scheduled principal payments for the loans made thereunder, Holdings hereby agrees to pay the Bank, in addition to any other fees heretofore agreed to be paid to the Bank by Holdings, Lumenis Ltd (“Ltd”) and/or any of its subsidiaries, a cash fee as follows:

    1.        The Bank shall receive a cash fee based upon the average of the Closing Price of Ltd Stock over fifteen (15) consecutive trading days (the “Fixed Price Average”). The term “Closing Price” means, as of any day, the last traded price regular way reported on the NASDAQ National market System for a share of Ltd Stock. The term “Ltd Stock” means the ordinary shares, par value NIS 0.1 per share, issued by Ltd. During the term of this agreement, the fee specified below is earned whenever the Fixed Price Average is equal to or higher than the amount set forth opposite such fee below:

Amount of Fee Earned	Fixed Price Average
$3,000,000	$5.00

    2.        The maximum aggregate amount of cash fees that can be earned and are payable during the term of this agreement is $3,000,000. The cash fee is payable by Holdings to the Bank in cash on or before ninety (90) days after being earned, and if any such cash fee is not paid to the Bank by the Bank’s close of business on the tenth (10th) business days after the date such fee is due and payable, then such past due fee amount shall be added to the unpaid principal of the loans then outstanding under the 2001 Loan Agreement, and amortised and repaid pro rata with the principal installments of the loans in accordance with the regular principal amortisation schedule then in effect under the 2001 Loan Agreement. Any such pro rata unpaid past due fee amount shall earn interest prior to its scheduled amortisation payment date at the regular stated interest rate provided in the 2001 Loan Agreement, and on and after its scheduled amortisation payment date until paid in full, any such pro rata past due amount shall earn interest at the default interest rate provided in the 2001 Loan Agreement.

    3.        The undersigned parties to this letter agree (i) that the Loan Documents are hereby deemed amended to the extent necessary to include Holding’s payment obligation under this letter as an obligation secured by such party’s respective Collateral described in the Loan Documents and/or as an obligation guaranteed under the Loan Documents, as the case may be, and (ii) promptly to execute and/or deliver such additional instruments, documents and/or opinions, and/or make such additional filings and/or recordings, and/or take such further actions, all at the expense of the undersigned parties (other than the Bank), as the Bank may deem necessary or desirable, in order to give the Bank the same lien priority, protection and/or benefit as to the Collateral and guarantees with respect to Holding’s obligations under this letter as the Bank has as to the Collateral and guarantees with respect to the existing loan obligations under the Loan Documents.

    4.        This agreement has a term of ten (10) years, ending on the close of business (New York time) on the tenth anniversary of the date hereof.

    5.        This agreement shall be governed by and construed in accordance with the laws of the State of Israel.

Very truly yours, LUMENIS HOLDINGS INC. BY: /S/ Kevin Morano —————————————— Kevin Morano

2

ACCEPTED AND AGREED TO
as of the date first above written:

BANK HAPOALIM B.M. BY: /S/ Rachel Arbel —————————————— R. Arbel

BY: /S/ Liora Ben-Ami —————————————— L. Ben Ami

LUMENIS LTD. BY: /S/ Avner Raz —————————————— Avner Raz President and Chief Executive Officer

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

LUMENIS INC. BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

LUMENIS BV BY: /S/ Kevin Morano —————————————— Kevin Morano

BY: /S/ Franz Krammer —————————————— Franz Krammer

LASER INDUSTRIES LTD. BY: /S/ Avner Raz —————————————— Avner Raz Chief Executive Officer

3

Exhibit 10.5

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel Aviv

November 19, 2003

To:
Lumenis Ltd.
Lumenis Holdings Inc.
Lumenis Inc.

Re: Side Letter – Covenants

Reference is made to the following documents made between Lumenis Ltd. (“Ltd”), Lumenis Holdings Inc. (“Holdings”) and/or Lumenis Inc. (“Inc”) and Bank Hapoalim B.M. (the “Bank”): (i) Short Term Credit Line Letter dated April 24, 2001, as amended (the “Letter”), (ii) Loan Agreement dated April 30, 2001, as amended (the “2001 Loan Agreement”), (iii) Agreement dated April 30, 2001, as amended (the “Letter of Undertaking”), (iv) Loan Agreement dated Match 26, 2002, as amended (the “2002 Loan Agreement”), and (v) Loan Agreement dated as of November 13, 2003 (the “Inc Loan Agreement”). The Letter, the 2001 Loan Agreement, the Letter of Undertaking, the 2002 Loan Agreement and the Inc Loan Agreement, together with all notes, guarantees, debentures, security agreements, pledge agreements and other collateral documents related thereto, as any of the foregoing may hereafter be further amended, are hereinafter collectively referred to as the “Loan Documents”.

In consideration of the Bank granting certain waivers and/or amendments in connection with the Loan Documents, including, without limitation, postponing and/or extending the scheduled principal payment dates for certain loans made thereunder, Ltd, Holdings, Inc and the Bank hereby agree as follows:

1.     So long as any indebtedness is owing by Ltd, Holdings, Inc, or any other subsidiaries of Ltd, to the Bank, including, without limitation, any indebtedness owing under the Loan Documents, Ltd covenants and undertakes that it will not, without the prior written consent of the Bank:

(a)     Consolidated EBITDA. Permit, for any of the “Test Periods” set forth below, its Consolidated EBITDA to equal less than the amount set forth opposite such period below:

Test Period Ending:	Amount

For the three month period ending 3/31/04	$ 100,000
For the six month period ending 6/30/04	$ 3,100,000
For the nine month period ending 9/30/04	$ 8,600,000
For the twelve month period ending 12/31/04	$16,100,000
For the three month period ending 3/31/05	$ 110,000
For the six month period ending 6/30/05	$ 3,410,000
For the nine month period ending 9/30/05	$ 9,460,000
For the twelve month period ending 12/31/05	$17,710,000
For each 3, 6, 9 and 12 month period ending 3/31, 6/30, 9/30 and 12/31, respectively, of each year thereafter	An amount that is 10% higher than the amount calculated for such period in the immediately preceding calendar year

•	The term “Consolidated EBITDA” means, in respect of any relevant period, the consolidated operating profits of Ltd before taking into account (i) any amount attributable to depreciation or amortization of tangible or intangible assets (including goodwill), and (ii) any items treated as exceptional or extraordinary items relating to the Restructuring Plan of Ltd up to an aggregate amount of $6,000,000 for calendar year 2004, all as such amounts appear in Ltd’s books and reflected in Ltd’s reviewed quarterly financial statements and audited annual financial statements, as applicable.

The foregoing Consolidated EBIDTA covenant replaces Section 13.02 of the 2002 Loan Agreement.

(b)	Capital Expenditures. Permit, (A) for calendar year ending December 31, 2004, Capital Expenditures of Ltd and its subsidiaries on a consolidated basis to exceed $6,000,000, and (B) for calendar year ending December 31, 2005, Capital Expenditures of Ltd and its subsidiaries on a consolidated basis to exceed $6,600,000.

The term “Capital Expenditures” means, with respect to any period, the aggregate of all expenditures (whether paid in cash or accrued as liabilities and including expenditures for the capitalized lease obligations amortizable in the fiscal period of measurement) by Ltd and its subsidiaries during such period that are required by generally accepted accounting principles in the United States as in effect from time to time to be included in or reflected by the property, plant, or equipment or similar fixed asset accounts in the balance sheet of Ltd or any of its subsidiaries.

2.	A breach of any covenant described in subsection 1(a) or 1(b) above shall be deemed to be an immediate “Event of Default” under the Loan Documents.

Except as expressly amended by this letter, all rights and remedies of the Bank under the Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

This letter constitutes an integral part to the Loan Documents, and shall be deemed to be a “Loan Document” as such term is used and defined in the Loan Documents.

This letter may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original and all of which when taken together shall constitute but one and the same agreement.

2

Very truly yours,

BANK HAPOALIM B.M.

BY: /S/ Rachel Arbel —————————————— R. Arbel	BY: /S/ Liora Ben-Ami —————————————— L. Ben Ami

We agree to the above:

LUMENIS LTD. BY: /S/ Avner Raz —————————————— Avner Raz President and Chief Executive Officer

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

LUMENIS HOLDINGS INC. BY: /S/ Kevin Morano —————————————— Kevin Morano

LUMENIS INC. BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

3

Exhibit 10.6

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel Aviv

November 19, 2003

To:
Lumenis Ltd.
Lumenis Holdings Inc.
Lumenis Inc.
and to each Material Subsidiary signatory hereto

Re: Side Letter – Material Adverse Change

Reference is made to the following documents made between Lumenis Ltd. (“Ltd”), Lumenis Holdings Inc. (“Holdings”) and/or Lumenis Inc. (“Inc” and together with Ltd and Holdings, the “Borrowers”) and Bank Hapoalim B.M. (the “Bank”): (i) Short Term Credit Line Letter dated April 24, 2001, as amended (the “Letter”), (ii) Loan Agreement dated April 30, 2001, as amended (the “2001 Loan Agreement”), (iii) Agreement dated April 30, 2001, as amended (the “Letter of Undertaking”), (iv) Loan Agreement dated Match 26, 2002, as amended (the “2002 Loan Agreement”), and (v) Loan Agreement dated as of November 13, 2003 (the “Inc Loan Agreement”). The Letter, the 2001 Loan Agreement, the Letter of Undertaking, the 2002 Loan Agreement and the Inc Loan Agreement, together with all notes, guarantees, debentures, security agreements, pledge agreements and other collateral documents related thereto, as any of the foregoing may hereafter be further amended, are hereinafter collectively referred to as the “Loan Documents”.

In consideration of the Bank granting certain waivers and/or amendments in connection with the Loan Documents, including, without limitation, postponing and/or extending the scheduled principal payment dates for certain loans made thereunder, the undersigned parties of and the Bank hereby agree as follows:

1.	Material Adverse Change.

(a)     Without limiting the existing provisions of, or any of the existing rights of the Bank under, any of the Loan Documents, if the Bank at any time and from time to time in its sole discretion determines that a Material Adverse Change (defined below) has occurred, then an “Event of Default” shall be deemed to have occurred under all of the Loan Documents and the Borrowers hereby agree not to contest or oppose such determination by the Bank in any legal procceding or otherwise. For purposes of the foregoing, the term “Material Adverse Change” means (a) a material adverse change to (i) the business, operations, property, condition (financial or otherwise) or prospects of Ltd. or any of its subsidiaries , or (ii) the validity or enforceability of, or the rights or remedies of the Bank under, any of the Loan Documents and (b) the parties hereto agree that a Material Adverse Change shall be deemed to have immediately occurred under all of the Loan Documents if the actual financial results of Ltd and its subsidiaries would materially deviate from Ltd’s projections which were presented to the Bank.

2.	Cross-Collateralisation of Loans.

The undersigned parties to this letter agree (i) that the Loan Documents are hereby deemed amended to the extent necessary to provide that the obligations and liabilities of the Borrowers under the Loan Documents, whether now existing or hereafter incurred and owing to the Bank, shall be cross-collateralised and secured by all Collateral described in the Loan Documents, whether now existing or hereafter acquired or existing, in the same manner and priority as set forth in the Loan Documents securing the loans and other indebtedness described therein immediately prior to the signing of this letter by the parties hereto, and (ii) promptly to execute and/or deliver such additional instruments, documents and/or opinions, and/or make such additional filings and/or recordings, and/or take such further actions, all at the expense of the undersigned parties (other than the Bank), as the Bank may deem necessary or desirable in order to effect the foregoing.

3.	Monthly and Quarterly Financial Statements and/orReports.

So long as any indebtedness is owing by a Borrower under any of the Loan Documents, Ltd agrees to furnish to the Bank such monthly and quarterly consolidated financial statements and/or reports of Ltd and its subsidiaries, at the times, in the form and covering such matters, as the Bank may request from time to time; provided, however that the quarterly statements and reports shall be certified by the chief financial officer of Ltd stating, to the best of his/her knowledge, (i) that such financial statements fairly present the financial position and results of operations of Ltd and its subsidiaries on a consolidated basis, (ii) that such financial statements have been prepared in accordance with generally accepted accounting practices in effect in the United States as of the date thereof consistently applied, and (iii) stating, whether, since the date of the most recent previous delivery of financial statements pursuant to this subsection 3, there has been a Material Adverse Change (as defined in subsection 1 above).

2

Except as expressly amended by this letter, all rights and remedies of the Bank under the Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

This letter constitutes an integral part to the Loan Documents, and shall be deemed to be a “Loan Document” as such term is used and defined in the Loan Documents.

This letter may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original and all of which when taken together shall constitute but one and the same agreement.

Very truly yours,

BANK HAPOALIM B.M.

BY: /S/ Rachel Arbel —————————————— R. Arbel	BY: /S/ Liora Ben-Ami —————————————— L. Ben Ami

We agree to the above:

LUMENIS LTD. BY: /S/ Avner Raz —————————————— Avner Raz President and Chief Executive Officer

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

LUMENIS HOLDINGS INC. BY: /S/ Kevin Morano —————————————— Kevin Morano

LUMENIS INC. BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

LUMENIS BV BY: /S/ Kevin Morano —————————————— Kevin Morano

BY: /S/ Franz Krammer —————————————— Franz Krammer

LASER INDUSTRIES LTD. BY: /S/ Avner Raz —————————————— Avner Raz Chief Executive Officer

3

Exhibit 10.7

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel-Aviv 65784, Israel

November 19, 2003

Re: Waiver for Postponement of 2004-2006 Payments on $90 Million Loan

To:
Lumenis Holdings Inc.

Reference is made to the following documents made between Lumenis Ltd. (“Ltd.”), and/or Lumenis Holdings Inc. (“Holdings”) and/or Lumenis Inc. (“Inc.”) (“Holdings” and/or “Ltd.” and/or “Inc.” as the case may be, will be referred to as jointly and severally, the “Borrower”) and Bank Hapoalim B.M. (the “Bank”): (i) Short Term Credit Line Letter dated April 24, 2001 as amended (the “Short Term Credit Line”), (ii) Loan Agreement dated as of April 30, 2001 as amended (the “2001 Loan Agreement”), (iii) Agreement dated as of April 30, 2001 as amended (the “Letter of Undertaking”), (iv) Loan Agreement dated March 26, 2002 as amended (the “2002 Loan Agreement”), (v) Loan Agreement dated as of November 13, 2003 (the “2003 Loan Agreement”), and (vi) Waiver Letter dated the date hereof regarding postponement of 2003 payments on $90 million loan (the “Waiver”). The Short Term Credit Line, the 2001 Loan Agreement, as amended by the Waiver, the Letter of Undertaking, the 2002 Loan Agreement and the 2003 Loan Agreement, together with all notes, guarantees, debentures, security agreements, pledge agreements and other collateral documents related thereto, as any of the foregoing may hereafter be further amended, are hereinafter collectively referred to as the “Loan Documents”;

Per the request of Holdings, with regard to the 2001 Loan Agreement, after giving effect to the Waiver, the Bank hereby agrees as follows:

1.	The semi-annual installment in the amount of US$30,000,000 payable on April 30, 2004, shall be postponed and paid on April 30, 2007.

2.	The semi-annual installment in the amount of US$10,000,000 payable on October 31, 2004, shall be postponed and paid on April 30, 2007.

3.	The semi-annual installment in the amount of US$10,000,000 payable on April 30, 2005, shall be postponed and paid on April 30, 2007.

4.	The semi-annual installment in the amount of US$10,000,000 payable on October 31, 2005, shall be postponed and paid on April 30, 2007.

5.	The semi-annual installment in the amount of US$10,000,000 payable on April 30, 2006, shall be postponed and paid on April 30, 2007.

6.	The semi-annual installment in the amount of US$10,000,000 payable on October 31, 2006, shall be postponed and paid on April 30, 2007.

The Bank’s above agreement is subject to the fulfillment of the terms agreed upon under Loan Documents to the Bank’s full satisfaction and that no Event of Default as defined in the Loan Documents, has occurred, for any reason whatsoever, whether such occurrence shall be voluntary or involuntary.

Except as expressly set forth above, all rights and remedies of the Bank under the Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed, including, without limitation, the right of the Bank in its sole discretion to consider that a material adverse change in the financial or business condition of the Borrower shall have occurred.

This Letter constitutes an integral part to the Loan Documents, and shall be deemed to be a “Loan Document” as such term is used and defined in the Loan Documents.

This letter may be executed in any number of counter parts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original and all of which when taken together shall constitute but one and the same agreement.

Very truly yours,

BANK HAPOALIM B.M.

BY: /S/ Rachel Arbel —————————————— R. Arbel	BY: /S/ Liora Ben-Ami —————————————— L. Ben Ami

We agree to the above:

LUMENIS HOLDINGS INC. BY: /S/ Kevin Morano —————————————— Kevin Morano

2

Exhibit 10.8

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel-Aviv 65784, Israel

November 19, 2003

To:
Lumenis Ltd.

Reference is made to the following documents made between Lumenis Ltd. (“Ltd.”), and/or Lumenis Holdings Inc. (“Holdings”) and/or Lumenis Inc. (“Inc.”) (“Holdings”, and/or “Ltd.” and/or “Inc.” as the case may be, will be referred to as jointly and severally, the “Borrower”) and Bank Hapoalim B.M. (the “Bank”): (i) Short Term Credit Line Letter dated April 24, 2001 as amended (the “Short Term Credit Line”), (ii) Loan Agreement dated April 30, 2001 as amended (the “2001 Loan Agreement”), (iii) Agreement dated April 30, 2001 as amended (the “Letter of Undertaking”), (iv) Loan Agreement dated March 26, 2002 as amended (the “2002 Loan Agreement”), and (v) Loan Agreement dated November 13, 2003 (the “2003 Loan Agreement”). The Short Term Credit Line, the 2001 Loan Agreement, the Letter of Undertaking, the 2002 Loan Agreement and the 2003 Loan Agreement, together with all notes, guarantees, debentures, security agreements, pledge agreements and other collateral documents related thereto, as any of the foregoing may hereafter be further amended, are hereinafter collectively referred to as the “Loan Documents”.

Per the request of Ltd. and subject to the fulfillment of the conditions hereinafter set forth, the Bank hereby agrees to the following:

1.	The interest payable under the 2002 Loan Agreement will be reduced on September 30, 2003 until August 15, 2006, from LIBOR plus 7.055% to LIBOR plus 4.02%.

2.	On the maturity date of the 2002 Loan Agreement, August 15, 2006, the Bank will grant Ltd. a New Loan in the amount of US$55,667,000 (the “55 Million Loan”). Subject to the fulfillment of the provisions of Section 3 herein to the full satisfaction of the Bank, the 55 Million Loan would be granted in accordance with the following terms and conditions:

(a)	(i) The interest will be paid in semi-annual payments on April 30 and October 31 of each year, commencing on April 30, 2006 until April 30, 2014.

(ii) The interest rate will be LIBOR plus 7.055% from August 15, 2006 until October 30, 2007, LIBOR plus 7.805% from October 30, 2007 until October 30, 2009 and LIBOR plus 2.75% from October 30, 2009 until April 30, 2014.

(b)	The principal will be payable in 14 semi-installments in the sum of US$3,825,000 each, on April 30 and October 30 of each year, commencing on April 30, 2007 until October 30, 2013 and a final installment in the sum of US$2,117,000 on April 30, 2014.

3.	On the disbursement date of the 55Million Loan in addition to a sum of US$15,000,000 provided by Ltd. by its own sources, Ltd. will use the proceeds received from the 55 Million Loan, together with the above-mentioned $15 million, solely to repay all the sums due under the 2002 Loan Agreement, to the Bank’s full satisfaction.

4.	On the maturity date of the 2001 Loan Agreement, April 30, 2007, the Bank will grant Ltd. A new loan in the amount of US$90,000,000 (the “90 Million Loan”). Subject to the fulfillment of the provisions of Section 5 herein to the full satisfaction of the Bank, the 90 Million Loan would be granted in accordance with the following terms and conditions:

(a)	The interest rate will be LIBOR plus 2.75%. Semi-annual installments, payable on April 30 and October 30 of each year, commencing on April 30,2007 until April 30, 2014.

(b)	The principal will be payable in 14 semi-annual installments in the sum of US$6,175,000 each, on April 30 and October 30 of each year, commencing on April 30, 2007 until October 30, 2013, and a final installment in the sum of US$3,550,000 on April 30, 2014.

5.	On the disbursement date of the 90 Million Loan, Ltd. will use the proceeds received from the 90 Million Loan solely to repay all the sums due under the 2001 Loan Agreement to the Banks full satisfaction.

The Bank’s above consent is subject to the fulfillment of the terms agreed upon under Loan Documents to the Banks full satisfaction and that no Event of Default specified in the Loan Documents has occurred, for any reason whatsoever, whether such occurrence shall be voluntary or involuntary.

Except as expressly set forth above, all rights and remedies of the Bank under the Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed, including, without limitation, the right of the Bank in its sole discretion to consider that a material adverse change in the financial or business condition of the Borrower shall have occurred.

The 55 Million Loan and the 90 Million Loan will be granted subject that all collateral and securities created under the Loan Documents shall be amended to serve and secure the 55 Million Loan and the 90 Million Loan to the Bank’s full satisfaction.

This Letter constitutes an integral part to the Loan Documents, and shall be deemed to be a “Loan Document” as such term is used and defined in the Loan Documents.

This letter may be executed in any number of counter parts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original and all of which when taken together shall constitute but one and the same agreement.

2

Very truly yours,

BANK HAPOALIM B.M.

BY: /S/ Rachel Arbel —————————————— R. Arbel	BY: /S/ Liora Ben-Ami —————————————— L. Ben Ami

We agree to the above:

LUMENIS LTD. BY: /S/ Avner Raz —————————————— Avner Raz President and Chief Executive Officer

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

3

Exhibit 10.9

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel-Aviv 65784, Israel

November 19, 2003

To:
Lumenis Ltd.

Re: Side Letter Regarding Renewal of Short Term Credit Line

Reference is made to the following documents made between Lumenis Ltd. (“Ltd.”) and/or Lumenis Holdings Inc. (“Holdings”) and/or Lumenis Inc. (“Inc.”) (“Holdings”, and/or “Inc.” and/ or “Ltd.”, as the case may be, will be referred to as jointly and severally, the “Borrower”) and Bank Hapoalim B.M. (the “Bank”): (i) Short Term Credit Line Letter dated April 24, 2001 as amended (the “Short Term Credit Line”), (ii) Loan Agreement dated April 30, 2001 as amended (the “2001 Loan Agreement”), (iii) Agreement dated as of April 30, 2001 as amended (the “Letter of Undertaking”), (iv) Loan Agreement dated March 26, 2002 as amended (the “2002 Loan Agreement”),and (v) Loan Agreement dated as of November 13, 2003 (the “2003 Loan Agreement”). The Short Term Credit Line, the 2001 Loan Agreement, the Letter of Undertaking, the 2002 Loan Agreement and the 2003 Loan Agreement, together with all notes, guarantees, debentures, security agreements, pledge agreements and other collateral documents related thereto, as any of the foregoing may hereafter be further amended, are hereinafter collectively referred to as the “Loan Documents”;

and whereas you have applied to us to extend the Short Term Credit Line until March 31, 2005 (the “Request”).

Now therefore, we hereby inform you that subject to the fulfillment of the terms agreed upon under the Loan Documents to the Bank’s full satisfaction, and that no Event of Default as defined in the Loan Documents, has occurred, for any reason whatsoever, whether such occurrence shall be voluntary or involuntary, we will renew the Short Term Credit Line, until March 31, 2005, and without taking any commitment whatsoever upon the Bank, we will be willing to consider renewing the Short Term Credit Line for one further year until March 31, 2006, subject to our solely discretion and with out the Bank being obliged to do so for any reason.

Except as expressly set forth above, all rights and remedies of the Bank under the Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed, including, without limitation, the right of the Bank in its sole discretion to consider that a material adverse change in the financial or business condition of the Borrower shall have occurred.

The Short Term Credit Line will be provided subject to all collateral and securities created under the Loan Documents shall be amended to serve and secure the Short Term Credit Line to the Bank’s full satisfaction.
This Letter constitutes an integral part to the Loan Documents, and shall be deemed to be a “Loan Document” as such term is used and defined in the Loan Documents.

This letter may be executed in any number of counter parts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original and all of which when taken together shall constitute but one and the same agreement.

Very truly yours,

BANK HAPOALIM B.M.

BY: /S/ Rachel Arbel —————————————— R. Arbel	BY: /S/ Liora Ben-Ami —————————————— L. Ben Ami

We agree to the above:

LUMENIS LTD. BY: /S/ Avner Raz —————————————— Avner Raz President and Chief Executive Officer

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

2

Exhibit 10.10

Bank Hapoalim B.M.
Head Office
Corporate Banking Division
41-45 Rothschild Boulevard
Tel-Aviv 65784, Israel

November 19, 2003

To:
Lumenis Ltd.

Re: Side Letter Regarding Short Term Credit Line – Waiver of Financial Ratio

Reference is made to the following documents made between Lumenis Ltd. (“Ltd.”) and/or Lumenis Holdings Inc. (“Holdings”) and/or Lumenis Inc. (“Inc.”) (“Holdings” and/or “Inc.” and/ or “Ltd.”, as the case may be, will be referred to as jointly and severally, the “Borrower”) and Bank Hapoalim B.M. (the “Bank”): (i) Short Term Credit Line Letter dated April 24, 2001 as amended (the “Short Term Credit Line”), (ii) Loan Agreement dated April 30, 2001 as amended (the “2001 Loan Agreement”), (iii) Agreement dated as of April 30, 2001 as amended (the “Letter of Undertaking”), (iv) Loan Agreement dated March 26, 2002 as amended (the “2002 Loan Agreement”) and (v) Loan Agreement dated as of November 13, 2003 (the “2003 Loan Agreement”). The Short Term Credit Line, the 2001 Loan Agreement, the Letter of Undertaking, the 2002 Loan Agreement and the 2003 Loan Agreement, together with all notes, guarantees, debentures, security agreements, pledge agreements and other collateral documents related thereto, as any of the foregoing may hereafter be further amended, are hereinafter collectively referred to as the “Loan Documents”;

Per the request of Borrower, the Bank hereby agrees to waive Section 2 of the Short Term Credit Line under which Ltd. has undertaken an obligation to maintain in its consolidated financial statements a certain financial ratio.

Except as expressly set forth above, all rights and remedies of the Bank under the Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed, including, without limitation, the right of the Bank in its sole discretion to consider that a material adverse change in the financial or business condition of the Borrower shall have occurred.

This Letter constitutes an integral part to the Loan Documents, and shall be deemed to be a “Loan Document” as such term is used and defined in the Loan Documents.

Very truly yours,

BANK HAPOALIM B.M.

BY: /S/ Rachel Arbel —————————————— R. Arbel	BY: /S/ Liora Ben-Ami —————————————— L. Ben Ami

Exhibit 10.11

DATED	3 NOVEMBER 2003

LARS THOMAS RYDSTROM

REUBEN LEONARD BERG

SHARPLAN LASERS (UK) LIMITED

ACULIGHT (UK) LIMITED

VANISHING POINT LIMITED

LUMENIS (UK) LIMITED

LUMENIS LIMITED

DEED OF TERMINATION

Adelaide House London Bridge London EC4R 9HA
tel +44 (0) 20 7760 1000 fax +44 (0) 20 7760 1111

CONTENTS

1	Definitions and interpretation	2
2	Condition precedent	4
3	Waiver of, credit against, the Debt and assignment of the Goodwill and the Trademark	5
4	Non-solicitation	6
5	Liability and warranty	6
6	Termination of the Joint Venture Agreement	7
7	Termination of the Option Agreement	8
8	Termination of the Supply Agreement	8
9	Future supply of products	8
10	Release	8
11	Further assurance	8
12	Counterparts	8
13	Third parties	9
14	Confidentiality	9
15	Entire Agreement	9
16	Governing Law	9
17	Notices	9

SCHEDULE 1	Trademark	11
SCHEDULE 2	Terms of future supply of products	14
SCHEDULE 3	Return of Machines by:	16

DATED	3 NOVEMBER 2003

PARTIES

1	Rydstrom	LARS THOMAS RYDSTROM of Third and Fourth Floor Flat, 62 Wimpole Street, London, W1G 8AJ;

2	Berg	REUBEN LEONARD BERG of 14 Broadway, Hale, Altrincham, Cheshire WA15 0PG;

3	SLUK	SHARPLAN LASERS (UK) LIMITED (company number 3456397) having its registered office at First Floor, Merit House, Edgware Road, Colindale, London NW9 5AF;

4	Aculight	ACULIGHT (UK) LIMITED (company number 4060785) having its registered office at 12 York Gate, Regents Park, London NW1 4QS;

5	Vanishing Point	VANISHING POINT LIMITED (company number 3599611) having its registered office at 31 Queenswood Avenue, Hutton, Brentwood, Essex, CM13 1HU;

6	LUK	LUMENIS (UK) LIMITED (company number 4187725) having its registered office c/o Sharplan (UK) Limited, First Floor, Merit House, Edgware Road, Colindale, London NW9 5AF; and

7	Lumenis	LUMENIS LIMITED (company number 520042557) having its registered office at P O Box 240, Yokneam 20692, Israel.

BACKGROUND

A

The parties (other than Lumenis and LUK) entered into a joint venture agreement dated 14 May 2001 (“Joint Venture Agreement”) in respect of Aculight.  SLUK has agreed to transfer its shares in the capital of Aculight to Cosmetic, Berg and Wager.  As a result, the parties now wish to terminate the Joint Venture Agreement and SLUK and Aculight now wish to terminate the Option Agreement (as defined below) and the Supply Agreement (as defined below) on the terms set out in this deed.

1

B	SLUK and Aculight entered into an option agreement dated 2 May 2001 (“Option Agreement”) granting SLUK the option to subscribe for 440 new “B” Shares in the capital of Aculight.

C

SLUK and Aculight entered into a supply agreement dated 2 May 2001 (“Supply Agreement”) under which Aculight was appointed exclusive representative of SLUK in the salon and health spa market operating in the United Kingdom, Republic of Ireland and the Channel Isles for the sale of the intense pulsed light device (“Product”) manufactured by SLUK’s parent company, Lumenis Limited (formerly known as ESC Medical Systems Ltd).

D	On 8 September 2003 Vanishing Point transferred 500 ‘A’ ordinary shares of £1.00 each in the capital of Aculight to the following persons:

	Cosmetic (as defined below)	368A

	Berg	92A

	Wager (as defined below)	40A

E

The parties (other than Lumenis and LUK) have agreed to terminate the Joint Venture Agreement, the Option Agreement (as defined below) and the supply Agreement (as defined below) on the terms set out in this deed.

F

Pursuant to the Supply Agreement (as subsequently amended) SLUK has sold 115units of the Product to Aculight and loaned to Aculight a further 48 units of the product.  Aculight has agreed to return, in total, 68 units of the Product to SLUK, of which 28 have already been returned as at the date of this deed.

G

As at the date of this deed, Aculight owes SLUK £3,674,500 (“the Debt”) (as defined below).  SLUK has agreed to waive or credit (as appropriate) £3,674,500 of this sum on the basis and on the terms set out in this deed.

OPERATIVE PROVISIONS

1	Definitions and interpretation

1.1	Unless the contrary intention appears, the following definitions apply:

	Berg	Reuben Berg;

	Condition	the condition precedent set out in clause 2.1;

2

Cosmetic	Cosmetic Surgery Innovation Team Limited (company number 243595);

Debt	the sum owed by Aculight to SLUK of £3,674,500 as at the Termination Date immediately prior to the waiver or credit (as appropriate) of the Waived Debt;

Goodwill	the exclusive right to carry on business under the name “Aculight”;

LUK	Lumenis (UK) Limited (company number 4187725);

Outstanding Obligations	all outstanding services and refurbishment obligations (if any) of SLUK in respect of the Product supplied to Aculight under the Supply Agreement up until the Termination Date;

Residual Debt

that part of the Debt being £1,674,500 owed by Aculight to SLUK immediately following the waiver or credit (as appropriate) of the Waived Debt, less such amounts paid by Aculight to SLUK in accordance with clause 2.1.2;

SLUK Shares	the 60 “B” ordinary shares of £1 each in the capital of Aculight held by SLUK;

Termination Date	30 September 2003;

Trademark	the trade marks, service marks, logos, trade names, certification marks, whether registered or not, in the name of Lumenis, details of which are set out in schedule 1;

Wager	Nils Barton Wager; and

Waived Debt	that part of the Debt owed by Aculight to SLUK, namely £2,000,000, which SLUK will waive or cancel as appropriate in accordance with clause 3.

3

1.2	In this deed, any reference to:

	1.2.1	a statutory provision includes a reference to any modification or re-enactment of it from time to time;

	1.2.2	clauses, schedules or parties are to clauses of schedules of and/or parties to this deed, respectively; and

	1.2.3	(unless the context requires otherwise) words in the singular include the plural and vice versa and any gender includes a reference to all other genders.

1.3	The headings are for convenience only and shall not affect the interpretation of this deed.

2	Condition precedent

2.1	The waiver of the Residual Debt referred to in clause 3 below by SLUK and the assignment of the Trademark referred to in clause 3 below to Aculight by Lumenis shall be conditional on the following:

2.1.1

the safe receipt of 68 units of the Product in good working order  which Aculight shall use all reasonable endeavours to deliver in line with the  rates and  times  set out in Schedule 3, but in any event no later than 28 February 2004; and

2.1.2

the clearance into SLUK’s bank accounts in full of monthly payments to SLUK (by postdated cheques delivered on the date of this agreement) by Aculight each month complete and up to date by no later than the last day of each month from the Termination Date as follows:

		September 2003	£100,000	(deliverable on the date of this agreement)

		October 2003	£ 60,000

		November 2003	£ 60,000

		December 2003	£ 40,000

2.1.3

the payment by Aculight to SLUK (against production by SLUK of an invoice) of the sum of EUR 30,000 (plus VAT which Aculight shall pay to SLUK in addition thereon) per Aculight Machine in lieu of the return to SLUK of any of units of Product not returned by the dates due under Schedule.  SLUK will either supply Aculight with one 695 treatment head or provide a six month warranty free of charge per Aculight Machine which is paid for by Aculight in accordance with this clause.

4

2.2

The waiver (or cancellation as appropriate) of the Residual Debt is further conditional on Aculight not transferring  any part of its business or undertaking nor (save in the ordinary course of business)  its assets, nor its board approving a transfer of shares in Aculight or the grant of an option over its shares without Aculight first giving SLUK 10 days written notice of the same, setting out in reasonable detail the proposed transaction(s) and details and identity of transferee(s)

2.3

If the Condition in its entirety is not satisfied on or before 28 February 2004, SLUK may, in its absolute discretion, refuse to waive or credit (as appropriate) the Residual Debt and will be entitled to pursue all rights and remedies available to it to recover the Residual Debt.

3	Waiver of, credit against, the Debt and assignment of the Goodwill and the Trademark

3.1

With effect from the Termination Date SLUK shall be deemed to have irrevocably and unconditionally waived or credited (as appropriate) any rights which it had at the  Termination Date against Aculight in respect of the Waived Debt and released and discharged Aculight from all obligations in respect of and up to the amount of payment of the Waived Debt;

3.2

Upon the signing of this agreement SLUK shall deliver to Berwin Leighton Paisner an executed assignment of the Trademark but the form set out in Schedule 1 to be held in escrow on an agreed form basis between Berwin Leighton Paisner and Berg &Co.

3.3	Subject to satisfaction of the Condition in its entirety, SLUK shall on or before 28 February 2004:

	3.3.1	waive or credit as appropriate payment of the Residual Debt; and

	3.3.2	procure that Lumenis or such company as holds Lumenis’ trademarks will assign the Trademark to Aculight.

5

3.4

Pending satisfaction of the Condition Lumenis will procure the grant of licence to Aculight to use the Trademark on the Product and at Aculight’s reasonable expense grant sub-licences, subject to provisions for revocation of such licence and sub-licences if Aculight shall act in breach of this agreement or if this agreement terminates.

3.5	The waiver or credit of the Waived Debt may to the extent SLUK considers necessary, be effected in part by issue of credit note to Aculight.

4	Non-solicitation

4.1

SLUK will refer to Aculight all leads, orders, prospects and inquiries in relation to sales of the Product that are directed to SLUK from Aculight’s customers for the Product as at the Termination Date (“Current Customers”).

4.2

Notwithstanding clause 4.1, neither SLUK nor LUK shall be prevented from offering to sell any of its own products to Current Customers where a Current Customer wishes to purchase a machine similar to the Product on the open market provided that such Current Customer has indicated that it does not wish to purchase the Product from Aculight or Aculight has declined to sell the Product to that Current Customer.

5	Liability and warranty

5.1

Aculight acknowledges and agrees that SLUK shall have no liability for any claims, demands, actions, costs and/or expenses incurred (whatsoever and howsoever arising) by Aculight in removing any Product from any of its customers and/or reducing the number of Products Aculight utilises in its business.

5.2	Aculight shall indemnify and hold harmless SLUK from any claims, demands, actions, damages, fines, penalties, costs and/or expenses incurred by SLUK arising out of:

	5.2.1	the removal of any Product from any of Aculight’s customers and/or Aculight’s reduction of the number of Products utilised in its business;

	5.2.2	the joint venture operated pursuant to the Joint Venture Agreement.

	5.2.3	This indemnity does not, however, derogate from SLUK’s obligations under the Medical Device Directive obligations.

6

5.3

Aculight warrants that, at the date of this agreement, there are no proposals, plans or pending understandings, or discussions or agreements to effect a transfer, sale, merger or encumbrance or other dealing over any part of Aculight’s business or undertaking or save in the ordinary course of business, its assets nor for the transfer, sale, encumbrance or grant of option over or change in the voting rights of the share capital of Aculight.

6	Termination of the Joint Venture Agreement

6.1

For the sake of completeness, the parties confirm they and their successors as shareholders have waived all rights of pre-emption in respect of the transfer of the shares in Aculight (whether by the Articles of Association of the Company, the Joint Venture Agreement or otherwise) and have consented to the transfer of the SLUK shares by SLUK as set out in clause 6.2.

6.2	The parties acknowledge that with effect from the Termination Date:

	6.2.1	Cosmetic shall have acquired 44 of the SLUK Shares, Berg shall have acquired 11 of the SLUK Shares and Wager shall have acquired 5 of the SLUK Shares at nominal value;

	6.2.2	each of Cosmetic, Berg and Wager shall pay the nominal value for the respective SLUK Shares referred to in clause 6.2.1;

	6.2.3	SLUK shall execute the stock transfer forms to effect the transfers of SLUK Shares referred to in clause 6.2.1;

6.2.4

Alon Maor shall resign as director of Aculight and SLUK shall procure that such person shall deliver to Aculight resignation as director of Aculight in a form agreed between the parties prior to the date of this deed, such resignation containing an acknowledgement that such director has no claim against Aculight arising out of the termination of his appointment or otherwise;

	6.2.5	the parties shall procure that a board meeting of Aculight is held at which such transfer shall, subject to stamping, be registered in the books and records of Aculight; and

	6.2.6	the Joint Venture Agreement shall terminate automatically,

(together the “Termination Events”).

7	Termination of the Option Agreement

SLUK and Aculight agree that the Option Agreement shall terminate automatically and be of no further force or effect immediately on the Termination Events being completed.

8	Termination of the Supply Agreement

8.1	SLUK and Aculight agree that the Supply Agreement shall be deemed to have terminated automatically on the Termination Date.

8.2	Notwithstanding the termination of the Supply Agreement, SLUK will continue to be responsible for the Outstanding Obligations.

9	Future supply of products

Subject to fulfilment of all terms of dealing LUK will supply products and related consumables and services to Aculight on the basis of the terms set out in schedule 2.

10	Release

Except as expressly set out in this deed, with effect from the Termination Date, the parties shall be deemed to have irrevocably and unconditionally released each other from all guarantees, obligations and liabilities and waived any claims whatsoever and howsoever arising under the Joint Venture Agreement, the Option Agreement and/or the Supply Agreement, whether in contract or otherwise.

11	Further assurance

Each party will at the request of the other and at the expense of that other party execute any document and do any thing reasonably necessary to implement this deed and shall use all reasonable endeavours to procure that any third party executes any document and does any thing reasonably necessary in connection with the same.

12	Counterparts

This deed may be executed in any number of separate counterparts each of which when executed and delivered shall be an original, but all the counterparts together shall constitute one and the same instrument.

13	Third parties

None of the parties intend that any term of this deed shall, by virtue of the Contracts (Rights of Third Parties) Act 1999, be enforceable by any person who is not a party to this deed.

14	Confidentiality

The provisions of clause 18.6 (Confidentiality) of the Joint Venture Agreement and clause 8 (Confidentiality) of the Supply Agreement shall continue to apply in relation to the Joint Venture Agreement and the Supply Agreement respectively and shall be deemed also to apply in relation to this deed.

15	Entire Agreement

15.1

This deed, and the documents referred to in it, constitute the entire agreement and understanding of the parties and supersede any previous agreements made or existing between the parties or any of them before or simultaneously with this deed and relating to the subject matter of this deed (all of which shall be deemed to have been terminated by mutual consent with effect from the date of this deed).

15.2

Each of the parties acknowledges and agrees that on entering into this deed, and the documents referred to in it, it does not rely on, and shall have no remedy in respect of, any statement, representation, warranty or understanding (whether negligently or innocently made) of any person (whether party to this deed or not) other than as expressly set out in this deed.

15.3	Nothing in this clause 15 shall, however, operate to limit or exclude any liability for fraud.

16	Governing Law

16.1	The construction, validity and performance of this deed shall be governed by English law and the parties submit to the exclusive jurisdiction of the English courts.

17	Notices

17.1

Any notice under or in connection with this agreement shall be in writing and shall be delivered by hand or courier or sent by first class post (or by express air mail if sent abroad) to the intended recipient at its address above or as otherwise notified by any party in writing to all other parties from time to time.

9

17.2

A properly addressed notice shall be deemed to have been duly given if sent by first class post, three working days after posting, provided there are no postal strikes affecting the relevant areas or if sent by express air mail, seven working days after posting providing there are no postal strikes affecting the relevant areas.

17.3	A working day is any day except Saturday or Sunday or except a day upon which the clearing banks are not open in the City of London.

Delivered as a deed on the date of this document.

SCHEDULE 1

Trademark

THIS ASSIGNMENT is made the                    day of                                        2003

B E T W E E N:

(1)	LUMENIS LIMITED (formerly known as ESC Medical Systems Ltd) (Company No: 520042557) whose registered office is at P O Box 240, Yokneam 20692, Israel (the “Assignor”); and

(2)	ACULIGHT (UK) LIMITED (Company No: 4060785) whose registered office is at 12 York Gate, Regents Park, London NW1 4QS (the “Assignee”).

RECITALS:

(A)	The Assignor is the registered proprietor of the Registered Trade Mark, the particulars of which are set out in the Schedule (the “Trade Mark”).

(B)

In an agreement of even date entered into between the parties (the “Deed of Termination”), the Assignor agreed to assign to the Assignee the Trade Mark together with the Goodwill (as defined in the Deed of Termination).

OPERATIVE PROVISIONS:

1	Assignment

1.1

In pursuance of the Deed of Termination the Assignor with full title guarantee hereby assigns unto the Assignee all property, right, title and interest in the Trade Mark registered in the UK and elsewhere (if applicable) and the full and exclusive benefit of it together with the Goodwill (as defined in the Deed of Termination) to hold the same unto the Assignee absolutely.

1.2	To the extent the Trade Mark is held by another company in the Assignor’s group, the Assignor will procure such party fulfils the obligations set out in clause 1.1.

2	Assignor’s obligations and warranties

2.1

The Assignor shall at the discretion and expense of the Assignee execute any further document and do any such thing as the Assignee may reasonably require to enable the Assignee to become registered as the proprietor of the Trade Mark and to secure the benefits of the rights hereby assigned.

2.2	The Assignor hereby warrants that:-

	2.2.1	it is the proprietor of the Trade Mark and has the full power to enter into this Assignment;

	2.2.2	it has not granted any licences or other permission for the Trade Mark;

2.2.3

so far as it is aware it has not either by act or omission caused and permitted anything to be done which might endanger the validity of the Trade Mark or the ability of the Assignee to register this Assignment; and

	2.2.4	all renewal fees due in respect of the registered Trade Marks have been paid;

3	This Deed shall be governed by and construed in accordance with English law.

IN WITNESS of which this Assignment has been executed as a Deed and delivered the date and year first above written.

SCHEDULE

MARK	Number	Date	Classes	Goods and Services in respect of which registered

ACULIGHT	2261071	9.2.01	3,42	Cosmetic preparations for use in the field of cosmetic and/or aesthetic treatments.

				Medical, hygienic and beauty care services; services relating to the provision of cosmetic and/or aesthetic treatments.

12

SIGNED as a DEED	)
by LUMENIS LIMITED	)
acting by	)
Director

Director/Secretary

SIGNED as a DEED	)
by ACULIGHT (UK) LIMITED	)
acting by	)
Director

Director/Secretary

SCHEDULE 2

Terms of future supply of products

1	LUK will supply Aculight with the Product and the Quantum HR/SR product at a discount of 25% from LUK’s end user price list in the United Kingdom (as varied from time to time).

2

Subject to the prices agreed in paragraph 3 below, LUK will supply Aculight with accessories and consumables related to the Product at a discount of 25% from LUK’s end user price list in the United Kingdom (as varied from time to time).

3	LUK will supply the following items to Aculight at the following prices:

Treatment heads	£875

1 litre gel	£5

Service/maintenance contract	£2,600 per annum

Extra 6 months’ warranty	£1,170

Systems refurbishment	£500

All of the above prices are exclusive of transportation costs, which LUK shall charge Aculight in addition.  All of the above prices are fixed until 31 December 2004, when a review by LUK shall be conducted of them. LUK undertakes to Aculight that prices following such review will not exceed  LUK’s list price.

4	LUK will charge (and Aculight will pay) value added tax (“VAT”) at the applicable rate in addition to all of the purchase prices set out in this schedule.

5	Heads, gel, and system refurbishment costs will be paid by cheque with each order and cheques may be post-dated up to seven days. Service and maintenance contracts will be paid quarterly in advance.

6	The standard system warranty given by LUK in respect of the Product and the Quantum HR/SR product is for 12 months.

14

7

The warranty given by LUK in respect of treatment heads is for 10,000 shots per head.  If a head fails within this warranty, LUK will supply (and Aculight will pay for) a new head and LUK will upon receipt back by LUK of the failed head provide Aculight with a credit note against the price of the new head which shall be calculated as the number of shots remaining on the failed head at the date of failure divided by 10,000 multiplied by the cost of a new head.

8	LUK will include standard software updates within the price of the service and maintenance contract set out at paragraph 3 above. Optional available software upgrades will be charged for separately.

9	LUK will sell Aculight spare parts for the Product and the Quantum HR/SR product on a “when needed” basis.

SCHEDULE 3

Return of Machines by:

Return of units of Product

Date	Number

Already returned	20
30 September 2003	7
31 October 2003	2
30 November 2003	6
31 December 2003	8
31 January 2004	14
28 February 2004	11

16

EXECUTED as a deed by	)
by LARS THOMAS RYDSTROM	) /S/ Lars Thomas Rydstrom
in the presence of:	)

Signature of Witness:

Name:

Address:

Occupation:

EXECUTED as a deed by	)
by REUBEN LEONARD BERG	) /S/ Reuben Leonard Berg
in the presence of:	)

Signature of Witness:

Name:

Address:

Occupation:

EXECUTED as a deed by	)
SHARPLAN LASERS (UK) LIMITED	)
/S/ Franz Krammer
Director

Director/Secretary

EXECUTED as a deed by	)
ACULIGHT (UK) LIMITED	)
/S/ Reuben Leonard Berg
Director

/S/ Lars Thomas Rydstrom
Director/Secretary

17

EXECUTED as a deed by	)
VANISHING POINT LIMITED	)

/S/ Reuben Leonard Berg
Director

/S/ Lars Thomas Rydstrom
Director/Secretary

EXECUTED as a deed by	)
LUMENIS (UK) LIMITED	)

/S/ Kevin Morano
Director

Director/Secretary

EXECUTED as a deed by	)
LUMENIS LIMITED	)
/S/ Kevin Morano
Director

Director/Secretary

18

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

Date: November 19, 2003

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

Date: November 19, 2003

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
Relating to the Quarterly Report on Form 10-Q for the Quarterly Period Ended
September 30, 2003

In connection with the Quarterly Report on Form 10-Q of Lumenis Ltd. (the “Company”) for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Avner Raz, as President and Chief Executive Officer of the Company, and Kevin Morano, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (except that, as described in the Report, the independent auditors have not conducted a review of the financial statements of the Company as required by Section 10-01(d) of Regulation S-X; see “Explanatory Note” and Note 7 to the financial statements of the Company included in the Report); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY: /S/ Avner Raz —————————————— Avner Raz Chief Executive Officer November 19, 2003

BY: /S/ Kevin Morano —————————————— Kevin Morano Chief Financial Officer November 19, 2003